Form 10-K
period 2015-12-31
ConnectOne Bancorp, Inc.
filed 2016-03-04
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from           to

Commission File Number: 000-11486

ConnectOne Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	52-1273725
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  or No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $607.1 million.

Shares Outstanding on March 4, 2016
Common Stock, no par value: 30,091,367 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2016 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward looking statements and associated risks in “Item 1 - Business - Historical Development of Business” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

Except as described above, the Company’s wholly-owned subsidiaries are all included in the Company’s consolidated financial statements. These subsidiaries include an advertising subsidiary; an insurance subsidiary offering annuity products, property and casualty, life and health insurance, and various investment subsidiaries which hold, maintain and manage investment assets for the Company. The Company’s subsidiaries also include a real estate investment trust (the “REIT”) which holds a portion of the Company’s real estate loan portfolio. All subsidiaries mentioned above are directly or indirectly wholly owned by the Company, except that the Company owns less than 100% of the preferred stock of the REIT. A real estate investment trust must have 100 or more shareholders. The REIT has issued less than 20% of its outstanding non-voting preferred stock to individuals, primarily Bank personnel and directors.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.ConnectOneBank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of conduct that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee and Compensation Committee.

Additionally, the Company will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to ConnectOne Bancorp, Inc., Attention: Shareholder Relations, 301 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Narrative Description of the Business

We offer a broad range of deposit and loan products and services to the general public and, in particular, to small and mid-sized businesses, local professionals and individuals residing, working and conducting business in our trade area.

While we expect to take an opportunistic approach to acquisitions, considering opportunities to purchase whole institutions, branches or lines of business that complement our existing strategy in the future, we expect the bulk of our future growth to be organic. Our goal is to open new offices in the counties contained in our broader trade area discussed below. However, we do not believe that we need to establish a physical location in each market that we serve. We believe that advances in technology have created new delivery channels which allow us to service customers and maintain business relationships without a physical presence, and that these customers can also be serviced through a regional office. We believe the key to customer acquisition and retention is establishing quality teams of lenders and business relationship officers who will frequently go to the customer, rather than having the customer come into the branch.

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

Our Market Area

Our banking offices are located in Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth Counties in New Jersey and in the borough of Manhattan, in New York City, which include some of the most affluent markets in the United States. We also attract business and customers from broader regions, including northern New Jersey, the five boroughs of New York City, and Westchester and Nassau counties in New York State.

Products and Services

We derive a majority of our revenue from net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business customers, we also provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, Treasury Direct, ACH origination, lockbox services and mobile banking by phone. In addition, we offer safe deposit boxes. The Bank also offers remote deposit capture banking for both retail and business customers, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost.

Checking account products consist of both retail and business demand deposit products. Retail products include Totally Free checking and, for businesses, both interest-bearing accounts, which require a minimum balance, and non-interest bearing accounts. NOW accounts consist of both retail and business interest-bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide a market rate of interest to depositors but offers a limited number of preauthorized withdrawals. Our savings accounts consist statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 7 days to 60 months and brokered certificates of deposit, which we use for asset liability management purposes and to supplement other sources of funding. CDARS/ICS Reciprocal deposits are offered based the Bank’s participation in Promontory Interfinancial Network, LLC. Customers who are FDIC insurance sensitive are able to place large dollar deposits with the Company and the Company uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the standard dollar amount. The FDIC currently considers these funds as brokered deposits.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, wire transfer fees, safe deposit rental fees, debit card income, including foreign ATM fees and credit and debit card interchange, gift card fees, and other miscellaneous fees. In addition, the Bank generates additional non-interest revenue associated with residential loan origination and sale, loan servicing, late fees and merchant services.

We offer personal and commercial business loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, taxi medallions, inventory and equipment, and liens on commercial and residential real estate. As of December 31, 2015, our taxi medallion portfolio totaled $103.2 million, of which $99.9 million was current and $3.3 million was past due 30-60 days. All of our taxi medallion loans are secured by New York City taxi medallions. Troubled debt restructurings associated with this portfolio totaled $78.5 million. The average loan-to-value ratio of the medallion portfolio was approximately 90% assuming valuations of $800 thousand for corporate and $700 thousand for individual.

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a loan policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Team Leader and the Consumer Loan Officer. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, Chief Lending Officer and Chief Credit Officer) can approve loans up to $25 million in aggregate loan exposure and not exceed 65% of the Legal Lending Limit of the Bank (currently $60.5 million as of December 31, 2015 for most loans), provided that (i) the credit does not involve an exception to policy greater than $7.5 million or $20 million in all credit outstanding to the borrower in the aggregate, (ii) the credit does not exceed certain dollar amount thresholds set forth in our policy, which varies by loan type, and (iii) the credit is not extended to an insider of the Bank. The Board Loan Committee (which includes the Chief Executive Officer and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending inside of our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan customers to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. We believe that having senior management on-site allows for an enhanced local presence and rapid decision-making that attracts borrowers. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for loan and lease losses) for most loans ($60.5 million) and 25% of the capital base for loans secured by readily marketable collateral ($100.8 million). At December 31, 2015, the Bank’s largest committed relationship (to several affiliated borrowers) totaled $57.9 million. The Bank’s largest single loan outstanding at December 31, 2015 was $27.7 million.

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

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry, as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

●	Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. See “Capital Adequacy Guidelines” for a description of capital requirements adopted by U.S. federal banking regulators in 2013 and the treatment of trust preferred securities under such rules.

●	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the FRB. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

●	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.

●	Shareholder Votes. The Dodd-Frank Act requires publicly traded companies like the Company to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The SEC has not yet adopted such rules.

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

Regulation W

Regulation W codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

●	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and
●	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

●	a loan or extension of credit to an affiliate;
●	a purchase of, or an investment in, securities issued by an affiliate;

●	a purchase of assets from an affiliate, with some exceptions;
●	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
●	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Further, under Regulation W:

●	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
●	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
●	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by certain types of collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit

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

The FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 6.5%, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 4.0 percent, has a common equity Tier 1 capital ratio of at least 4.5%, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a Tier 1 leverage ratio of less than 4.0 percent, or (iv) has a common equity Tier 1 capital ratio of less than 4.5%. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent, or (iv) has a common equity Tier 1 capital ratio of less 3.0%. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Capital Adequacy Guidelines

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” In July 2013, the FRB, the FDIC and the Comptroller of the Currency adopted final rules (the “New Rules”), which implement certain provisions of Basel III and the Dodd-Frank Act. The New Rules replaced the existing general risk-based capital rules of the various banking agencies with a single, integrated regulatory capital framework. The New Rules require higher capital cushions and more stringent criteria for what qualifies as regulatory capital. The New Rules were effective for the Bank and the Company on January 1, 2015.

Under the New Rules, the Company and the Bank are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

●	Common Equity Tier 1 Capital Ratio of 4.5% ( the “CET1”);
●	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and
●	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

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

●	CET1 of 7%;
●	Tier 1 Capital Ratio of 8.5%; and
●	Total Capital Ratio of 10.5%.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and it increases by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

The New Rules provide for several deductions from and adjustments to CET1, which are being phased in between January 1, 2015 and January 1, 2018. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under the New Rules, banking organizations such as the Company and the Bank may make a one-time permanent election regarding the treatment of accumulated other comprehensive income items in determining regulatory capital ratios. Effective as of January 1, 2015, the Company and the Bank elected to exclude accumulated other comprehensive income items for purposes of determining regulatory capital.

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

The New Rules prescribe a standardized approach for calculating risk-weighted assets. Depending on the nature of the assets, the risk categories generally range from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and result in higher risk weights for a variety of asset categories. In addition, the New Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Consistent with the Dodd-Frank Act, the New Rules adopt alternatives to credit ratings for calculating the risk-weighting for certain assets.

Federal Deposit Insurance and Premiums

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.1 million in total FDIC assessments in 2015, as compared to $1.6 million in 2014.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $189,100 in 2015.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”):

●

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

●	allows insurers and other financial services companies to acquire banks;
●	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
●	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

●

All financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

●

The Secretary of the Department of Treasury, in conjunction with other bank regulators, is authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

●

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

●

Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

●	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

SBLF

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

For the second through tenth calendar quarters after the closing of the SBLF Program transaction, the dividend rate will fluctuate between one percent and five percent to reflect the amount of change in the Bank’s level of QSBL. More specifically, if the Bank’s QSBL at the end of a quarter has increased as compared to the baseline, then the dividend rate payable on the SBLF Preferred Stock would change as follows:

Dividend Rate
Relative Increase in QSBL to Baseline	(for each of the 2nd – 10th Dividend Periods)
0% or less	5%
More than 0%, but less than 2.5%	5%
2.5% or more, but less than 5%	4%
5% or more, but less than 7.5%	3%
7.5% or more, but less than 10%	2%
10% or more	1%

From the eleventh through the eighteenth calendar quarters and that portion of the nineteenth calendar quarter which ends immediately prior to the date that is the four and one half years anniversary of the closing of the SBLF Program transaction, the dividend rate on the SBLF Preferred Stock will be fixed at between one percent and seven percent based on the level of QSBL at that time, as compared to the baseline in accordance with the chart below. If any SBLF Preferred Stock remains outstanding after four and one half years following the closing of the SBLF Program transaction, the dividend rate will increase to nine percent. In our case, the dividend rate on the SBLF Preferred Stock will increase to 9.0% on March 15, 2016.

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

The Company expects to repurchase all outstanding $11.25 million SBLF preferred stock by March 31, 2016.

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

Risks Applicable to Our Business:

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees or if we lose the services of our senior management team.

We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from growth. Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. The loss of members of our senior management team, including those officers named in the summary compensation table of our proxy statement, could have a material adverse effect on our results or operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

We may need to raise additional capital to execute our growth oriented business strategy.

In order to continue our growth, we will be required to maintain our regulatory capital ratios at levels higher than the minimum ratios set by our regulators. In light of current economic conditions, our regulators have been seeking higher capital bases for insured depository institutions experiencing strong growth. In addition, the implementation of the Basel III regulatory capital requirements may require us to increase our regulatory capital ratios and raise additional capital. We can offer you no assurances that we will be able to raise capital in the future, or that the terms of any such capital will be beneficial to our existing security holders. In the event we are unable to raise capital in the future, we may not be able to continue our growth strategy

We have a significant concentration in commercial real estate loans.

Our loan portfolio is made up largely of commercial real estate loans. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than do residential mortgage loans because of several factors, including dependence on the successful operation of a business or a project for repayment, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

At December 31, 2015, we had $2.0 billion of commercial real estate loans, which represented 63.4% of our total loan portfolio and 492.3% of risk-based capital. Our commercial real estate loans include loans secured by multifamily, owner occupied and nonowner occupied properties for commercial uses.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

Although the economy in our market area generally, and the real estate market in particular, is improving, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate. We can give you no assurance that it will continue to grow or that the rate of growth will accelerate to historical levels. Many factors, including continuing European economic difficulties could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

If we are limited in our ability to originate loans secured by commercial real estate we may face greater risk in our loan portfolio

If, because of our concentration of commercial real estate loans, or for any other reasons, we are limited in our ability to originate loans secured by commercial real estate, we may incur greater risk in our loan portfolio. For example, we may seek to originate commercial and industrial loans, including both secured and unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses and personal guarantees. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and typically include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Therefore, we may be exposed to greater risk of loss on these credits.

The nature and growth rate of our commercial loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2015, we had $2.0 billion in commercial real estate loans outstanding. Approximately 63.9% of the loans, or $1.3 billion, had been originated in the past three years. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Our portfolio of loans secured by New York City taxi medallions could expose us to both credit risk and significant volatility in our reported results of operations in future periods due to changes in the value of these medallions.

We maintain a significant ($103.2 million at December 31, 2015) portfolio of loans secured by New York City taxi medallions. The taxi industry in New York City is facing significant competition and pressure from technology based ride share companies such as Uber and Lyft. This has resulted in volatility in the pricing of medallions, and has impacted the earnings of many medallion holders, including our borrowers. These trends in the New York City taxi industry could expose us to greater credit risk and the risk of loss if our borrowers are unable to comply with the terms of their loans.

In addition, a significant portion ($78.5 million) of our portfolio of loans secured by New York City taxi medallions has been deemed impaired, and classified as troubled debt restructurings (“TDRs”) and the level of specific allocations we may need to recognize with regard to these loans and any additional take medallion loans that may become impaired in future periods will be largely dependent upon the valuation we assign to these medallions. Because reported sales prices of these medallions recently have been very volatile, as the industry is under competitive stress, and do not necessarily represent orderly sales, we may also need to take into consideration factors beyond the market price of the medallions in determining our valuation, such as cash flow and industry prospects. In any case, our valuation may be volatile from period to period, and could result in our recognizing significant additional provisions if our valuation declines, while an increase in our valuation could result in a recapture, or reversal, of any such additional provisions. As a result, our results of operations could be materially adversely affected by declines in our valuation of New York City taxi medallions, even if our loans continue to perform as agreed, and we could experience significant volatility in our reported earnings if the reported prices for these medallions continue to be unsettled.

We have concluded that we have material weaknesses in our internal control over financial reporting.

As disclosed elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to controls over the identification and measurement of troubled debt restructurings in our taxi medallion portfolio, which, due to loan size and structure, is underwritten using market and industry data, and did not contain individual loan information required to accurately assess whether or not a modification should be deemed a troubled debt restructuring (“TDR”) and the measurement of impairment for such TDRs. Upon completion of the review, it was determined that $75.4 million in carrying value of taxi medallion loans, which were originally deemed to not be TDRs, should have been deemed TDRs when they were modified in April 2015. All of the modified loans are fully performing in accordance with their modified terms, and there have been no missed payments regarding any of the modified loans.

When such oversights occur, we evaluate the impact on our disclosure controls and procedures, including our internal controls over financial reporting. Because our controls did not timely identify the modified loans as TDRs, we have concluded that we have a material weakness in our internal control over financial reporting with regard to the identification of TDRs in our taxi medallion portfolio. Management has taken steps to improve its controls with respect to identifying and measuring impairment of TDRs when loans are modified by reviewing and enhancing the financial documentation on an individual loan basis, calculating impairment based on objectively verifiable evidence and by strengthening management oversight. However, we can give you no assurances that we may not discover additional issues which make us conclude that we have other material weaknesses in our internal control over financial reporting or that our disclosure controls and procedures are not effective in the future, or that future material weaknesses in our internal controls over financial reporting or failures in our disclosure controls and procedures may not have a material adverse effect on our results of operations or financial condition.

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

During the last seven years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which have contributed to increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “Risk Factors-Changes in interest rates may adversely affect or our earnings and financial condition.”

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

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations, and access to other funding sources. In addition, in recent periods we have substantially increased our use of alternate deposit origination channels, such as brokered deposits, including reciprocal deposit services, and internet listing services.

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

Declines in the value of our investment securities portfolio may adversely impact our results.

As of December 31, 2015, we had approximately $419.8 million in investment securities, consisting of available-for-sale and held-to-maturity. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

In addition, as described under “Capital Adequacy Guidelines,” beginning in 2016, banks and bank holding companies will be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. When fully phased in on January 1, 2019, the capital conservation buffer will be 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

We may incur impairment to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

If we pursue acquisitions, we may heighten the risks to our operations and financial condition.

To the extent that we undertake acquisitions, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have a material adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

●	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
●	exposure to potential asset quality issues of the acquired bank or related business;
●	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and
●	the possible loss of key employees and customers of the banks and businesses we acquire.

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

●

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

●

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

●	Asset quality may deteriorate as borrowers become unable to repay their loans.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan and lease losses and may require an increase in our allowance for loan and lease losses.

Although we believe that our allowance for loan and lease losses is adequate to cover known and probable incurred losses included in the portfolio, we cannot assure you that we will not further increase the allowance for loan and lease losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2015, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $45.1 million or 9.6%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

●

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

●

The act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, originators must make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the Consumer Financial Protection Bureau (“CFPB”) to adopt a definition. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest-only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans. Although the majority of residential mortgages historically originated by the Bank would qualify as Qualified Mortgage Loans, the Bank has also made, and may continue to make in the future, residential mortgage loans that will not qualify as Qualified Mortgage Loans. These loans may expose the Bank to greater losses, loan repurchase obligations, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability to repay rule on originating the loan.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.
●	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.
●	Deposit insurance is permanently increased to $250,000.
●	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
●

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

In addition, in order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the Federal banking agencies, including the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, approved, as an interim final rule, the regulatory capital requirements for U.S. insured depository institutions and their holding companies. This regulation requires financial institutions to maintain higher capital levels and more equity capital.

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

Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

●	Telecommunications;
●	Data processing;
●	Automation;
●	Internet-based banking, including personal computers, mobile phones and tablets;
●	Debit cards and so-called “smart cards”; and
●	Remote deposit capture.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates seven banking offices in Bergen County, NJ, consisting of one office each in Englewood Cliffs, Englewood, Cresskill, Fort Lee, Hackensack, Ridgewood and Saddle River; nine banking offices in Union County, NJ, consisting of five offices in Union Township, and one office each in Springfield Township, Berkeley Heights, Vauxhall and Summit; three banking offices in Morris County, NJ, consisting of one office each in Boonton, Madison and Morristown; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Princeton in Mercer County, NJ, and one office in Holmdel in Monmouth County, NJ. The Bank is also opened a branch office in the borough of Manhattan in New York City. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased locations.

Branch Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 30, 2028; renewable at the Bank’s option
12 East Palisade Avenue, Englewood, NJ	Term expires July 31, 2022; renewable at the Bank’s option
1 Union Avenue, Cresskill, NJ	Term expires June 30, 2026; renewable at the Bank’s option
899 Palisade Avenue, Fort Lee, NJ	Term expires April 30, 2017; renewable at the Bank’s option
142 John Street, Hackensack, NJ	Term expires December 31, 2016; renewable at the Bank’s option
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 30, 2019 renewable at the Bank’s option
71 East Allendale Road, Saddle River, NJ	Term expires May 31, 2032, unless terminated or extended by the Bank
356 Chestnut Street, Union, NJ	Term expires in 2028; renewable at the Bank’s option
2933 Vauxhall Road, Vauxhall, NJ	Term expires January 31, 2020; renewable at the Bank’s option
104 Ely Place, Boonton, NJ	Term expires August 29, 2021; renewable at the Bank’s option
300 Main Street, Madison, NJ	Term expires May 31, 2016; renewable at the Bank’s option
545 Morris Avenue, Summit, NJ	Term expires January 31, 2024; renewable at the Bank’s option
217 Chestnut Street, Newark, NJ	Term expires February 28, 2019
5914 Park Avenue, West New York, NJ	Term expires September 30, 2018; renewable at the Bank’s option
344 Nassau Street, Princeton, NJ	Term expires May 31, 2016; renewable at the Bank’s option
963 Holmdel Road, Holmdel, NJ	Term expires July 31, 2021; renewable at the Bank’s option
551 Madison Ave, Suite 202, New York, NY	Term expires March, 2023

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2015, the Company had 514 stockholders of record, excluding beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2015, the closing sale price was $18.69.

The following table sets forth the high and low closing sales price, and the dividends declared, on a share of the Company’s common stock for the years ended December 31, 2015 and 2014.

	Common Stock Price
	2015		2014		Common Dividends Declared
	High	Low	High	Low	2015	2014
Fourth Quarter	$19.51	$17.50	$19.15	$18.86	$0.075	$0.075
Third Quarter	22.27	18.50	19.09	18.93	0.075	0.075
Second Quarter	21.88	19.00	19.38	18.93	0.075	0.075
First Quarter	19.50	17.85	19.11	18.73	0.075	0.075
Total					$0.300	$0.300

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made of the Company’s common stock during 2015 or 2014.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 20 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ and the KBW Bank Index for the period from December 31, 2010 through December 31, 2015.

COMPARABLE FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP, INC,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2011
Assumes dividends reinvested
Year ended December 31, 2015

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
ConnectOne Bancorp, Inc.	100.00	121.35	145.94	239.71	246.61	246.48
Nasdaq Composite	100.00	99.23	116.80	163.38	187.42	200.69
KBW Bank Index	100.00	86.98	102.21	140.44	153.41	154.16

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2015 and 2014 and the selected consolidated summary of income data for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2013, 2012 and 2011 and the selected consolidated summary of income data for the years ended December 31, 2012 and 2011 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

On July 1, 2014, the Merger was completed. See Note 3 – Business Combinations of the Notes to the Consolidated Financial Statements.

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
(dollars in thousands, except share data)
Selected Statement of Financial Condition
Data
Total assets	$4,016,721	$3,448,572	$1,673,082	$1,629,082	$1,432,738
Loans receivable	3,009,007	2,538,641	960,943	889,672	754,992
Allowance for loan and lease losses	26,572	14,160	10,333	10,237	9,602
Securities - available for sale	195,770	289,532	323,070	496,815	414,507
Goodwill and other intangible
assets	149,817	150,734	16,828	16,858	16,902
Borrowings	671,587	495,553	146,000	146,000	161,000
Subordinated debt	55,155	5,155	5,155	5,155	5,155
Deposits	2,790,966	2,475,607	1,342,005	1,306,922	1,121,415
Tangible common stockholders’ equity(1)	316,277	284,235	168,584	160,691	135,916
Total stockholders’ equity	477,344	446,219	168,584	160,691	135,916
Average total assets	3,661,306	2,520,524	1,633,270	1,538,473	1,321,262
Average common stockholders’ equity	456,036	301,004	153,775	138,464	119,363
Dividends
Cash dividends paid on common stock	$8,996	$6,940	$4,254	$2,778	$1,955
Dividend payout ratio	21.84%	37.60%	21.50%	16.13%	14.92%
Cash dividends per share
Cash dividends	$0.300	$0.300	$0.280	$0.195	$0.120

Selected Statement of Income Data
Interest income	$140,967	$94,207	$57,268	$55,272	$51,927
Interest expense	23,814	14,808	11,082	11,776	12,177
Net interest income	117,153	79,399	46,186	43,496	39,750
Provision for loan and lease losses	12,605	4,683	350	325	2,448
Net interest income after provision for
loan losses	104,548	74,716	45,836	43,171	37,302
Noninterest income	11,173	7,498	6,851	7,210	7,478
Noninterest expense	54,484	54,804	25,278	25,197	23,443
Income before income
tax expense	61,237	27,410	27,409	25,184	21,337
Income tax expense	19,926	8,845	7,484	7,677	7,411
Net income	$41,311	$18,565	$19,925	$17,507	$13,926
Net income available to common
stockholders	$41,199	$18,453	$19,784	$17,226	$13,106
____________________

(1)	These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Financial Measures” for a reconciliation of these measurers to their most comparable GAAP measures.

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2015	2014	2013	2012	2011
Per Common Share Data
Basic	$1.38	$0.80	$1.21	$1.05	$0.80
Diluted	1.36	0.79	1.21	1.05	0.80
Book value per common share	15.49	14.65	9.61	9.14	7.63
Tangible book value per common
share (1)	10.51	9.57	8.58	8.11	6.60

Weighted Average Common Shares
Outstanding
Basic	29,938,458	23,029,813	16,349,204	16,340,197	16,295,761
Diluted	30,283,966	23,479,074	16,385,692	16,351,046	16,314,899

Selected Performance Ratios
Return on average assets	1.13%	0.74%	1.22%	1.14%	1.05%
Return on average common
stockholders’ equity	9.03%	6.13%	12.87%	12.44%	10.98%
Net interest margin	3.55%	3.57%	3.30%	3.32%	3.53%

Selected Asset Quality Ratios
as a % of loans receivable:
Nonaccrual loans	0.67%	0.46%	0.33%	0.41%	0.91%
Loans past due 90 days and still
accruing	-%	0.05%	-%	0.01%	0.14%
Performing TDRs	2.77%	0.07%	0.60%	0.77%	0.99%
Allowance for loan and lease losses	0.86%	0.56%	1.08%	1.15%	1.27%

Nonperforming assets (2) to total assets	0.58%	0.37%	0.20%	0.30%	0.52%
Allowance for loan and lease losses to
nonaccrual loans	128.1%	122.0%	329.4%	283.1%	139.7%
Net loan charge-offs (recoveries) to
average loans	0.01%	0.05%	0.03%	(0.04)%	0.24%

Capital Ratios
Leverage ratio	9.07%	9.37%	9.69%	9.02%	9.29%
Common equity Tier 1 risk-based ratio	9.14%	n/a	n/a	n/a	n/a
Risk-based Tier 1 capital ratio	9.61%	10.44%	12.10%	11.39%	12.00%
Risk-based total capital ratio	11.77%	10.94%	12.90%	12.22%	12.89%
Tangible common equity to tangible
assets (1)	8.18%	8.62%	8.48%	8.22%	7.61%
____________________

(1)	These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Financial Measures” for a reconciliation of these measurers to their most comparable GAAP measures.
(2)	Nonperforming assets are defined as nonaccrual loans plus other real estate owned.

Notes to Selected Financial Data

	As of the year ended December 31,
	2015	2014	2013	2012	2011
(dollars in thousands, except per share data)
Tangible common equity and tangible common
equity/tangible assets
Common stockholders’ equity	$466,094	$434,969	$157,334	$149,441	$124,666
Less: goodwill and other intangible assets	149,817	150,734	16,828	16,858	16,902
Tangible common stockholders’ equity	$316,277	$284,235	$140,506	$132,583	$107,764

Total assets	$4,016,721	$3,448,572	$1,673,082	$1,629,765	$1,432,738
Less: goodwill and other intangible assets	149,817	150,734	16,828	16,858	16,902
Tangible assets	$3,866,904	$3,297,838	$1,656,254	$1,612,907	$1,415,836

Tangible common equity ratio	8.18%	8.62%	8.48%	8.22%	7.61%

Tangible book value per common share
Book value per common share	$15.49	$14.65	$9.61	$9.14	$7.63
Less: goodwill and other intangible assets	4.98	5.08	1.03	1.03	1.03
Tangible book value per common share	$10.51	$9.57	$8.58	$8.11	$6.60

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our audited consolidated financial statements contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan and lease losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

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

Allowance for Loan and Lease Losses and Related Provision

The allowance for loan and lease losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statements of Condition.

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

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Management believes that the current allowance for loan and lease losses will be adequate to absorb loan and lease losses on existing loans and leases that may become uncollectible based on the evaluation of known and inherent risks in the originated loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect our borrowers’ ability to pay. The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to make additional provisions for loan losses based upon information available to them at the time of their examination. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Goodwill

The Company has adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2015, 2014 and 2013.

Fair Value of Investment Securities

The Company relies upon the guidance in FASB ASC 820-10-65 when determining fair value for the Company’s pooled trust preferred securities and private issue corporate bond. See Note 22 of the Notes to Consolidated Financial Statements, Fair Value Measurements and Fair Value of Financial Instruments, for further discussion.

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

General

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2015 and 2014 and results of operations for each of the years in the three-year period ended December 31, 2015. The Merger was effective July 1, 2014, which significantly impacts comparisons to earlier periods. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report. On July 1, 2014, the combined company changed its name to ConnectOne.

Operating Results Overview

Net income for the year ended December 31, 2015 was $41.3 million, an increase of $22.7 million, or 123.4%, compared to net income of $18.6 million for 2014. Net income available to common shareholders for the year ended December 31, 2015 was $41.2 million, an increase of $22.7 million, or 123.3%, compared to net income available to common shareholders of $18.5 million for 2014. Diluted earnings per share were $1.36 for 2015, a 73.1% increase from $0.79 for 2014.

The increase in net income from 2014 to 2015 was attributable to the following:

●	Increased net interest income of $37.8 million primarily due to the impact of the Merger and organic growth,
●

Increased provision for loan and lease losses of $7.9 million primarily due to an increase in organic loan growth during 2015, higher levels of specific reserves including $4.5 million related to the taxi medallion portfolio and $1.3 million related to the Union Center’s former operations center that was repositioned as a lease financing receivable and the maturity and extension of acquired portfolio loans,

●	Increased noninterest income of $3.7 million primarily resulting from an insurance recovery ($2.2 million) and an increase in net gains on sale of investment securities ($1.1 million),

●

Noninterest expense remained relatively flat due to an increase in salaries and employee benefits ($8.9 million), occupancy and equipment ($2.3 million), and professional and consulting ($1.3 million), offset by impact of the Merger (including direct merger charges of $12.4 million in 2014), and

●	Increased income tax expense of $11.1 million resulting from higher pretax income in 2015 offset by nondeductible merger-related expenses incurred in 2014.

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

The decrease in net income from 2013 to 2014 was attributable to the following:

●	Increased net interest income of $33.2 million primarily due to the impact of the Merger and including net favorable purchase accounting adjustments of $5.3 million,
●

A higher loan loss provision of $4.3 million largely due to an increase in organic loan growth during 2014, the maturity and extension of acquired portfolio loans during the second half of 2014 and an increase in net loan charge-offs,

●

A $29.5 million increase in non-interest expense principally due to the impact of the Merger (including direct merger charges of $12.4 million), a $4.6 million loss on the extinguishment of debt and a $2.4 million charge on a fraudulent wire transfer, and

●	Increased income tax expense of $1.4 million resulting from nondeductible merger-related expenses incurred in 2014.

Net Interest Income

Fully taxable equivalent net interest income for 2015 totaled $119.7 million, an increase of $37.9 million, or 46.4%, from 2014. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 47.3% to $3.4 billion principally as a result of the Merger, which was effective on July 1, 2014. Partially offsetting the increase in interest earning assets was a 2 basis-point contraction in the net interest margin. During 2015, the Bank’s funding costs were higher due to an increase in longer-term funding, including time deposits and subordinated debt. Average total loans increased by 64.6% to $2.8 billion in 2015 from $1.7 billion in 2014.

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

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2015, 2014 and 2013 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2015			2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Tax-Equivalent Basis)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$482.703	$16,128	3.34%	$508,024	$18,148	3.57%	$559,454	$19,108	3.42%
Loans receivable (2) (3) (4)	2,793,952	126,133	4.51%	1,696,977	77,669	4.58%	908,784	40,281	4.43%
Restricted investment in bank stocks	27,335	1,081	3.95%	14,946	636	4.26%	8,983	407	4.53%
Federal funds sold and interest-earnings deposits
with banks	65,513	178	0.27%	68,152	138	0.20%	351	2	0.57%
Total interest-earning assets	3,369,503	143,520	4.26%	2,288,099	96,591	4.22%	1,477,572	59,798	4.05%
Noninterest-earning assets:
Allowance for loan and lease losses	(17,905)			(14,267)			(10,235)
Non-interest earning assets	309,708			246,692			165,933
Total assets	$3,661,306			$2,520,524			$1,633,270

LIABILITIES & STOCKHOLDERS’ EQUITY
Savings, NOW, money market, interest checking:	$1,279,663	4,972	0.39%	$1,121,148	4,152	0.37%	$895,532	3,637	0.41%
Time deposits	752,380	8,784	1.17%	424,603	4,108	0.97%	172,444	1,582	0.92%
Total interest-bearing deposits	2,032,043	13,756	0.68%	1,545,751	8,260	0.53%	1,067,976	5,219	0.49%

Borrowings	565,408	8,181	1.45%	288,798	6,301	2.18%	146,425	5,705	3.90%
Subordinated debentures	30,497	1,700	5.57%	5,155	156	3.03%	5,155	158	3.06%
Capital lease obligation	2,946	177	6.01%	1,528	91	5.96%	-	-	-
Total interest-bearing liabilities	2,630,894	23,814	0.91%	1,841,232	14,808	0.80%	1,219,556	11,082	0.91%
Noninterest bearing deposits	537,287			350,310			233,835
Other liabilities	25,839			16,728			14,854
Stockholders’ equity	467,286			312,254			165,025
Total liabilities and stockholders’ equity	$3,661,306			$2,520,524			$1,633,270

Net interest income/interest rate spread (5)		$119,706	3.35%		$81,783	3.42%		$48,716	3.14%
Tax-equivalent adjustment		(2,553)			(2,384)			(2,530)
Net interest income as reported		$117,153			$79,399			$46,186
Net interest margin (6)			3.55%			3.57%			3.30%
___________________

(1)	Average balances for available-for-sale securities are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% Federal tax rate.
(3)	Includes loan fee income.
(4)	Loans receivable include nonaccrual loans.
(5)	Represents difference between the average yield on interest earnings assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Represents net interest income on a fully taxable equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2015/2014			2014/2013
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Interest income:
Investment securities:	$(879)	$(1,141)	$(2,020)	$(1,918)	$958	$(960)
Loans receivable	49,508	(1,044)	48,464	36,034	1,354	37,388
Restricted investment in bank
stocks	486	(41)	445	252	(23)	229
Federal funds sold and interest-
earnings deposits with banks	(5)	45	40	136	-	136

Total interest income	$49,110	$(2,181)	$46,929	$34,504	$2,289	$36,793

Interest expense:
Savings, NOW, money market,
interest checking	$608	$212	$820	$792	$(277)	$515
Time deposits	3,688	988	4,676	2,435	91	2,526
Borrowings and subordinated
debentures	4,218	(794)	3,424	1,089	(495)	594
Capital lease obligation	85	1	86	91	-	91

Total interest expense	$8,599	$407	$9,006	$4,407	$(681)	$3,726
Change in net interest income	$40,511	$(2,588)	37,923	$30,097	$2,970	33,067

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic trends and conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; effects of changes in lending policies, trends in volume and terms of loans; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan and lease review.

For the year ended December 31, 2015, the provision for loan and lease losses was $12.6 million, an increase of $7.9 million, compared to the provision for loan and lease losses of $4.7 million for the same period in 2014. The increase resulted from an increase in organic loan growth during 2015, higher levels of specific reserves including $4.5 million related to the taxi medallion portfolio and $1.3 million related to the Union Center’s former operations center that was repositioned as a lease financing receivable and the maturity and extension of acquired portfolio loans.

For the year ended December 31, 2014, the provision for loan and lease losses was $4.7 million, an increase of $4.3 million, compared to the provision for loan and lease losses of $0.4 million for the same period in 2013. This increase resulted from organic loan growth during 2014, the maturity and extension of acquired portfolio loans during the second half of 2014 and an increase in net loan charge-offs.

Noninterest Income

Noninterest income for the full-year 2015 increased by $3.7 million, or 49.0% to $11.2 million from $7.5 million in 2014. The increase was primarily the result of a 2015 insurance recovery of $2.2 million and higher net investment securities gains, increasing by $1.1 million to $3.9 million for the year ended December 31, 2015 from $2.8 million for the year ended December 31, 2014, partially offset by a slight decline in deposit, loan and other income of $0.1 million to $2.7 million and a decline in annuities and insurance commissions of $0.2 million to $0.2 million for the year ended December 31, 2015.

Noninterest income for the full-year 2014 increased by $0.6 million, or 9.4% to $7.5 million from $6.9 million in 2013. The increase was primarily the result of higher net investment securities gains, increasing by $1.1 million to $2.8 million for the year ended December 31, 2014 from $1.7 million for the year ended December 31, 2013, partially offset by a slight decline in deposit, loan and other income of $0.2 million to $2.8 million and a decline in annuities and insurance commissions of $0.1 million to $0.4 million for the year ended December 31, 2014.

The decline in fee income was the result of the Company de-emphasizing service charges, focusing instead on customer growth and retention. This strategy was particularly important during the Merger conversion process as the implementation of certain fees and other charges were intentionally delayed or waived.

Noninterest Expense

Noninterest expenses for the full-year 2015 decreased by $0.3 million, or 0.6% to $54.5 million from $54.8 million in 2014. The decrease was a result of merger-related charges of $12.4 million in 2014, offset by increases attributable to the Merger (2015 reflected a full-year of combined company expenses whereas 2014 reflected only the second half) as well as an increased level of business and staff resulting from organic growth. Salary and employee benefits increased by $8.9 million, occupancy and equipment expenses increased by $2.3 million and professional and consulting fees increased by $1.3 million.

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

Income Taxes

Income tax expense was $19.9 million for the full-year 2015 compared to $8.8 million for the full-year 2014 and $7.5 million for the full-year 2013. The effective tax rates were 32.5% for 2015 and 32.3% for 2014 and 27.3% for 2013. The effective tax rate in 2015 from 2014 remained relatively flat, while the effective tax rate increased in 2014 from 2013 due to nondeductible merger-related expenses incurred in 2014 as well as an increase in income subject to state taxes.

For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

At December 31, 2015, the Company’s total assets were $4.0 billion, an increase of $568 million from December 31, 2014. Loans receivable were $3.1 billion, an increase of $560 million from December 31, 2014. Deposits were $2.5 billion, an increase of $315 million from December 31, 2014.

At December 31, 2014, the statement of financial condition reflected the Merger. The Company’s total assets were $3.4 billion, an increase of $1.8 billion from December 31, 2013. Loans receivable were $2.5 billion, an increase of $1.6 billion from December 31, 2013. Deposits were $2.5 billion, an increase of $1.1 billion from December 31, 2013.

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

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, taxi medallions, inventory and equipment and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

During 2015 and 2014, loan portfolio growth was positively impacted in several ways including (i) an increase in demand for small business lines of credit, and business term loans as economic conditions have stabilized and begun to improve, (ii) industry consolidation and lending restrictions involving larger competitors allowing the Bank to gain market share, (iii) an increase in refinancing strategies employed by borrowers during the current low rate environment, and (iv) the Bank’s success in attracting highly experienced commercial loan officers with substantial local market knowledge.

Gross loans at December 31, 2015 totaled $3.1 billion, an increase of $562 million, or 22.1%, over gross loans at December 31, 2014 of $2.5 billion. The increase in gross loans was attributed to organic loan growth. The largest component of our loan portfolio at December 31, 2015 and December 31, 2014 was commercial real estate loans. Our commercial real estate loans at December 31, 2015 totaled $2.0 billion, an increase of $332 million, or 20.3%, over commercial real estate loans at December 31, 2014 of $1.6 billion. Our commercial loans totaled $570.1 million at December 31, 2015, an increase of $70.3 million, or 14.1%, over commercial loans at December 31, 2014 of $499.8 million. Our commercial construction loans at December 31, 2015 totaled $328.8 million, an increase of $161.5 million, or 96.5%, over commercial construction loans at December 31, 2014 of $167.4 million. Our residential real estate loans totaled $233.7 million at December 31, 2015, a decrease of $1.3 million, or 0.5%, over residential real estate loans at December 31, 2014 of $235.0 million. Our consumer loans at December 31, 2015 totaled $2.5 million, a decrease of $0.4 million, 14.8%, over consumer loans of $2.9 million at December 31, 2014. The growth in our loan portfolio reflects the success of our business strategy, in particular emphasizing high-quality customer service strategy, which has led to continued customer referrals.

The following table sets forth the classification of our loans by loan portfolio class as of December 31, 2015, 2014, 2013, 2012 and 2011.

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Commercial	$570,116	$499,816	$229,688	$181,682	$146,711
Commercial real estate	1,966,696	1,634,510	536,539	497,392	408,164
Commercial construction	328,838	167,359	42,722	40,277	39,388
Residential real estate	233,690	234,967	150,571	169,094	159,753
Consumer	2,454	2,879	1,084	1,104	959
Gross loans	3,101,794	2,539,531	960,604	889,549	754,975
Net deferred loan (income) costs	(2,787)	(890)	339	123	17
Loans receivable	3,099,007	2,538,641	960,943	889,672	754,992
Allowance for loan and lease losses	(26,572)	(14,160)	(10,333)	(10,237)	(9,602)
Net loans receivable	$3,072,435	$2,524,481	$950,610	$879,435	$745,390

The following table sets forth the classification of our gross loans by loan portfolio class and by fixed and adjustable rate loans as of December 31, 2015 and 2014 in term of contractual maturity.

	At December 31, 2015, Maturing
		After
	In	One Year
	One Year	through	After
	or Less	Five Years	Five Years	Total
	(dollars in thousands)
Commercial	$297,149	$177,529	$95,438	$570,116
Commercial real estate	131,756	393,588	1,441,352	1,966,696
Commercial construction	208,862	112,750	7.226	328,838
Residential real estate	4,973	41,987	186,730	233,690
Consumer	1,526	881	47	2,454
Total	$644,266	$726,735	$1,730,793	$3,101,794

Loans with:
Fixed rates	$174,934	$449,640	$486,508	$1,111,082
Variable rates	470,956	275,471	1,244,285	1,990,712
Total	$645,890	$725,111	$1,730,793	$3,101,794

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

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“nonaccrual” loans). Except for loans that are well secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan that is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan and lease losses must be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan and lease losses is maintained at a level which covers all known and probable incurred losses in the portfolio at each reporting date. However, actual losses are dependent upon future events and, as such; further additions to the level of allowances for loan losses may become necessary.

The table below sets forth information on our classified assets designated special mention at the dates indicated.

	December 31
	2015	2014
(dollars in thousands)
Classified Assets:
Substandard	$130,253	$42,262
Doubtful	239	289
Loss	-	-
Total classified assets	130,492	42,551
Special Mention Assets	31,412	19,305
Total classified and special mention assets	$161,904	$61,856

During the year ended December 31, 2015, “substandard” loans, which include lower credit quality loans which possess higher risk characteristics than special mention assets, increased from $42.3 million, or 1.7% of total loans, at December 31, 2014 to $130.5 million, or 4.2% of total loans, at December 31, 2015. The increase in “substandard” loans was due to downgrades of specific credits in both the commercial and commercial real estate segments of the loan portfolio, including $80.3 million of taxi medallion loans.

Nonperforming Loans, Troubled Debt Restructurings, Past Due Loans and OREO

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loan past due 90 days and still accruing:

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonaccrual loans	$20,737	$11,609	$3,137	$3,616	$6,871
OREO	2,549	1,108	220	1,300	591
Total nonperforming assets	$23,286	$12,717	$3,357	$4,916	$7,462
Performing TDRs	$85,925	$1,763	$5,746	$6,813	$7,459
Loans past due 90 days and still
accruing	$-	$1,211	$-	$55	$1,029

Nonaccrual loans to total loans
receivable	0.67%	0.46%	0.33%	0.41%	0.91%
Nonperforming assets to total assets	0.58%	0.37%	0.20%	0.30%	0.52%
Nonperforming assets, performing
TDRs, and loans past due 90 days
and still accruing to total loans
receivable	3.52%	0.62%	0.95%	1.32%	2.11%

The increase in performing TDRs was mainly attributable to 48 loans secured by NYC taxi medallions totaling $78.5 million as of December 31, 2015 that were modified in troubled debt restructurings during the second and fourth quarter of 2015. The modifications consisted of a deferral of principal amortization from approximately 25-30 year amortization to interest-only. There was no extension of the loans’ contractual maturity dates and the loans’ interest rates were increased from approximately 3%-3.25% to 3.75%. There was no forgiveness of principal and the average remaining maturity of the loans was approximately 23 months at the time of modification. These loans were accruing prior to modification and remained in accrual status post-modification.

A specific reserve of $4.5 million in specific allocations associated with taxi medallion lending was recorded during the year ended December 31, 2015. The reserve was based on the fair value of the collateral, and excludes any consideration for the personal guarantees of borrowers, which provides an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at December 31, 2015 was $800,000. A specific allocation was required at December 31, 2015 primarily due to a decline in the value of taxi medallions.

As of December 31, 2015, taxi medallion loans totaled $103.2 million, of which $99.9 million was current and $3.3 million was past due 30-60 days. The average loan-to-value ratio, assuming current estimated values, was approximately 90%.

Allowance for Loan and Lease Losses and Related Provision

The allowance for loan and lease losses is a reserve established through charges to earnings in the form of a provision for loan and lease losses. We maintain an allowance for loan and lease losses at a level considered adequate to provide for all known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. Our officers analyze risks within the loan portfolio on a continuous basis and through an external independent loan review function, and the results of the loan review function are also reviewed by our Audit Committee. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to our allowance for loan and lease losses.

At December 31, 2015, the allowance for loan and lease losses was $26.6 million, an increase of $12.4 million or 87.7%, from $14.2 million for the year ended December 31, 2014. Net charge-offs totaled $0.2 million during 2015 and $0.9 million for 2014. The allowance for loan and lease losses as a percentage of loans receivable was 0.86% at December 31, 2015 and 0.56% at December 31, 2014. The increase in this percentage was attributable to organic loan growth and the maturity and extension of acquired portfolio loans. In purchase accounting, any allowance for loan and lease losses on an acquired loan portfolio is reversed and a credit risk discount is applied directly to the acquired loan balances.

Five-Year Statistical Allowance for Loan and Lease Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan and lease losses and net charge-offs for the past five years.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance at the beginning of year	$14,160	$10,333	$10,237	$9,602	$8,867
Charge-offs:
Commercial	507	777	132	57	1,985
Residential real estate	-	159	175	454	23
Consumer	31	-	22	16	20
Total charge-offs	538	936	329	527	2,028
Recoveries:
Commercial	340	50	69	620	255
Residential real estate	2	19	-	210	53
Consumer	3	11	6	7	7
Total recoveries	345	80	75	837	315
Net charge-offs (recoveries)	193	856	254	(310)	1,713
Provision for loan and lease losses	12,605	4,683	350	325	2,448
Balance at end of year	$26,572	$14,160	$10,333	$10,237	$9,602
Ratio of net charge-offs (recoveries) during
the year to average loans outstanding
during the year	0.01%	0.05%	0.03%	(0.04)%	0.24%
Allowance for loan and lease losses as a
percentage of total loans at end of year	0.86%	0.56%	1.08%	1.15%	1.27%

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan and lease losses has been allocated in the table below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at December 31, for each of the past five years.

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans, along with the amount of the unallocated allowance.

	Commercial		Residential real estate		Consumer		Unallocated
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount of	Loans	Amount of	Loans	Amount of	Loans	Amount of
	Allowance	%	Allowance	%	Allowance	%	Allowance	Total
	(dollars in thousands)
2015	$25,127	92.4	$ 977	7.5	$ 4	0.1	$ 464	$ 26,572
2014	12,121	90.6	1,113	9.3	7	0.1	919	14,160
2013	7,806	84.2	990	15.7	146	0.1	1,391	10,333
2012	7,944	80.9	1,528	19.0	114	0.1	651	10,237
2011	8,206	78.7	1,263	21.2	51	0.1	82	9,602

Investments

For the year ended December 31, 2015, the average volume of investment securities decreased by $25.3 million to approximately $482.7 million or 14.3% of average earning assets, from $508.0 million on average, or 22.2% of average earning assets, in 2014. The decrease in investment securities resulted from a focus on funding new loan originations. At December 31, 2015, the total investment portfolio amounted to $419.8 million, a decrease of $94.4 million from December 31, 2014. At December 31, 2015, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

During the year ended December 31, 2015, volume related factors decreased investment revenue by $1.1 million. The tax-equivalent yield on investments increased by 23 basis points to 3.57% from a yield of 3.34% during the year ended December 31, 2014. This caused the Company to prudently decrease the size of its investment portfolio in an effort to deploy excess cash into loans.

There were no holdings of any pooled trust preferred securities at December 31, 2015 and 2014. The Company owned one pooled trust preferred security in 2013, which consisted of securities issued by financial institutions and insurance companies. The Company held the mezzanine tranche of these securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. During 2013, a Pooled TRUP, ALESCO VII, incurred its eighteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable to that all principal and interest would be repaid, and recorded an other-than-temporary impairment charge of $628,000 for the twelve months ended December 31, 2013. The new cost basis for this security had been written down to $260,000. This security was sold effective December 31, 2013 at the new cost basis.

At December 31, 2015 and 2014 the Company did not own any private label mortgage backed securities which required evaluation for impairment. The Company owned one variable rate private label collateralized mortgage obligation (CMO) in 2013, which was evaluated for impairment, which was subsequently sold. The Company recorded $24,000 in principal losses in 2013.

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

At December 31, 2015, the net unrealized gain carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $0.6 million as compared with a net unrealized gain of $4.9 million at December 31, 2014, resulting from changes in market conditions and interest rates at December 31, 2015. No alternative valuation approaches were used for any holdings at December 31, 2015 or December 31, 2014. For additional information regarding the Company’s investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

During 2015, securities sold from the Company’s available-for-sale portfolio amounted to $65.3 million, as compared with $81.8 million in 2014 and $122.2 million in 2013. The gross realized gains on securities sold, called or matured amounted to approximately $3.9 million in 2015, as compared to $2.8 million in 2014 and $2.5 million in 2013, while there were no gross realized losses in 2015, and there were losses of $19 thousand in 2014 and $88 thousand in 2013. There were no impairment charges in 2015 and in 2014 as compared to $740 thousand in 2013, which included impairment charges of $652 thousand. During 2013, the Company recorded an other-than-temporary charge of $628,000 on the Pooled TRUP, ALESCO VII, and $24,000 in principal losses on the same variable rate private label CMO.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2015, on a contractual maturity basis.

			Due after 1 year		Due after 5 years
	Due in 1 year or less		through 5 years		through 10 years		Due after 10 years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Market
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$-	-%	$3,069	1.75%	$1,518	2.85%	$24,475	2.25%	$29,062	2.23%	$29,146
Residential Mortgage Pass-through Securities	-	-	608	2.00	3,737	2.26	39,810	2.62	44,155	2.58	44,910
Commercial Mortgage Pass-through
Securities	-	-	-	-	2,981	2.43	-	-	2,981	2.43	2,972
Obligations of U.S. States and Political
Subdivisions	-	-	1,385	2.69	5,757	5.28	1,046	6.15	8,188	4.95	8,357
Trust Preferred	-	-	-	-	4,500	5.37	11,588	5.82	16,088	5.69	16,255
Corporate Bonds and Notes	12,993	3.40	15,014	3.14	25,559	4.14	-	-	53,566	3.67	53,976
Asset-backed Securities	-	-	1,434	1.02	6,742	1.45	11,829	1.10	20,005	1.21	19,725
Certificates of Deposit	550	1.56	828	2.18	295	2.00	222	2.70	1,895	2.03	1,905
Equity Securities	-	-	-	-	-	-	376	0.48	376	0.48	374
Other Securities	-	-	-	-	-	-	18,303	1.85	18,303	1.85	18,150
Total	$13,543	3.33%	$22,338	2.65%	$51,089	3.53%	$107,649	2.59%	$194,619	2.89%	$195,770
Investment Securities Held-to-Maturity
U.S. Treasury and Agency Securities	$-	- %	$-	- %	$28,471	2.50%	$-	- %	$28,471	2.50%	$29,226
Federal Agency Obligations	-	-	27	4.62	1,136	2.44	32,453	2.49	33,616	2.49	33,777
Residential Mortgage Pass-through Securities	2	2.49	118	0.64	247	1.72	3,438	1.88	3,805	1.83	3,810
Commercial Mortgage Pass-through
Securities	-	-	2,777	2.27	1,333	2.30	-	-	4,110	2.28	4,135
Obligations of U.S. States and Political
Subdivisions	-	-	3,752	4.19	24,972	4.13	89,291	4.72	118,015	4.58	123,013
Corporate Bonds and Notes	1,000	0.93	9,343	2.24	25,695	3.76	-	-	36,038	3.29	36,597
Total	$1,002	0.93%	$16,017	2.69%	$81,854	3.39%	$125,182	4.06%	$224,055	3.70%	$230,558
Total Investment Securities	$14,545	3.16%	$38,355	2.70%	$132,943	3.52%	$232,831	3.39%	$418,674	3.33%	$426,328

For information regarding the carrying value of the investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10 percent of stockholders’ equity at December 31, 2015.

Equity securities and other securities do not have a contractual maturity and are included in the “Due after ten years” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2015	2014	2013
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury & agency securities	$-	$-	$13,519
Federal agency obligations	29,146	32,817	19,941
Residential mortgage pass-through securities	44,910	60,356	48,874
Commercial mortgage pass-through securities	2,972	3,046	6,991
Obligations of U.S. States and political subdivisions	8,357	8,406	31,460
Trust preferred securities	16,255	16,306	19,403
Corporate bonds and notes	53,976	125,777	158,630
Asset-backed securities	19,725	27,502	15,979
Certificates of deposit	1,905	2,123	2,262
Equity securities	374	307	287
Other securities	18,150	12,892	5,724
Total	$195,770	$289,532	$323,070

Investment Securities Held-to-Maturity:
U.S. treasury & agency securities	$28,471	$28,264	$28,056
Federal agency obligations	33,616	27,103	15,249
Residential mortgage pass-through securities	3,805	5,955	2,246
Commercial mortgage-backed securities	4,110	4,266	4,417
Obligations of U.S. States and political subdivisions	118,015	120,144	127,418
Corporate bonds and notes	36,039	38,950	37,900
Total	$224,056	$224,682	$215,286
Total investment securities	$418,676	$514,214	$538,356

For other information regarding the Company’s investment securities portfolio, see Note 4 and Note 22 of the Notes to the Consolidated Financial Statements.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2015 and December 31, 2014 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2015, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.65%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.62%. As of December 31, 2014, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.29%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 3.41%.

Based on our model, which was run as of December 31, 2015, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.59%. As of December 31, 2014, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.76%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 6.54%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2015, would decline by 9.65% with an instantaneous rate shock of up 200 basis points, and increase by 8.20% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2014, would decline by 15.02% with an instantaneous rate shock of up 200 basis points, and increase by 13.65% with an instantaneous rate shock of down 100 basis points.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$394,436	$(72,817)	(15.6)	+300	$130,479	$10,212	8.5
+200	422,177	(45,076)	(9.6)	+200	127,064	6,797	5.7
+100	448,088	(19,165)	(4.1)	+100	123,394	3,127	2.6
0	467,253	-	0.0	0	120,267	-	0.0
-100	505,586	38,333	8.2	-100	115,918	(4,349)	(3.6)

Estimates of Fair Value

The estimation of fair value is significant to certain assets of the Company, including available-for-sale investment securities. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, expected cash flows, credit quality, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. See Note 22 of the Notes to Consolidated Financial Statements for additional discussion.

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

At December 31, 2015, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2015, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $466.5 million, which represented 12.2% of total assets and 17.5% of total deposits and borrowings, compared to $416.4 million at December 31, 2014, which represented 12.1% of total assets and 14.0% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2015, had the ability to borrow $1.2 billion. In addition, at December 31, 2015, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $78 million. At December 31, 2015, the Bank had aggregate available and unused credit of $635 million, which represents the aforementioned facilities totaling $1.3 billion net of $656 million in outstanding borrowings. At December 31, 2015, outstanding commitments for the Bank to extend credit were $626 million.

Cash and cash equivalents totaled $200.9 million on December 31, 2015, increasing by $74.0 million from $126.8 million at December 31, 2014. Operating activities provided $52.3 million in net cash. Investing activities used $509.9 million in net cash, primarily reflecting an increase in loans, which was offset in part by cash flow from the securities portfolio. Financing activities provided $531.7 million in net cash, primarily reflecting a net increase of $233.1 million in deposits, $50.0 million of new subordinated debt, and a net increase of $176.0 in borrowings (consisting of $848.9 million in new borrowings offset by notional repayments of $672.9 million). Borrowing activity was significantly higher during the year ended December 31, 2015 when compared to the same period of 2014 due to the Merger and continued growth in our lending operations.

Deposits

Deposits are our primary source of funds. Average total deposits increased $673.3 million, or 35.5% to $2.6 billion in 2015 from 2014, $594.3 million, or 45.6%, to $1.9 billion in 2014 from $1.3 billion in 2013. Growth in both periods was, due to the impact of the Merger and a growth in core deposits, primarily in money market accounts deposits. Transaction and nontransaction (time) deposits have grown as the customer’s base has expanded.

The following table sets forth the average amount of various types of deposits for each of the periods indicated.

	December 31,
	2015 Average		2014 Average		2013 Average
	Balance	Rate	Balance	Rate		Rate
(dollars in
thousands)
Demand, noninterest bearing	$537,287	--	$350,310	--	$233,835	--
Demand, interest bearing &
NOW	450,359	0.36%	339,707	0.43%	298,530	0.40%
Money market accounts	609,797	0.45%	584,586	0.41%	411,209	0.44%
Savings	219,507	0.28%	196,855	0.16%	185,793	0.33%
Time	752,380	1.17%	424,604	1.13%	172,444	0.92%

Total Deposits	$2,569,330	0.54%	$1,896,062	0.47%	$1,301,811	0.40%

The following table sets forth the distribution of total deposit accounts, by account types for each of the periods indicated.

	As of
	December 31, 2015		December 31, 2014
		% of		% of
	Amount	total	Amount	total
(dollars in
thousands)
Demand, non-interest bearing	$650,775	23.32%	$492,515	19.89%
Demand, interest bearing &
NOW	490,380	17.57%	444,387	17.95%
Money market accounts	658,695	23.60%	644,669	26.04%
Savings	216,399	7.75%	224,638	9.07%
Time	774,717	27.76%	669,398	27.04%

Total Deposits	$2,790,966	100.00%	$2,475,607	100.00%

The following table summarizes the maturity distribution of time deposits in denomination of $250,000 or more:

	December 31,	December 31,
(dollars in thousands)	2015	2014
3 months or less	$16,798	$12,089
Over 3 to 6 months	38,553	14,804
Over 6 to 12 months	49,853	50,885
Over 12 months	37,617	30,203

Total	$142,821	$107,981

Borrowings

Borrowings consist of long and short term advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, by commercial mortgage loans. As of December 31, 2015, the Company had $671.6 million in notes outstanding at a weighted average interest rate of 1.37%. As of December 31, 2014, the Company had $495.6 million in notes outstanding at a weighted average interest rate of 1.48%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2015 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

					5 years or
	Total	1 year or less	1 – 3 years	3 – 5 years	more
December 31, 2015	(dollars in thousands)
Contractual Obligations:
Operating lease obligations	$13,370	$1,887	$3,088	$2,757	$5,638
Total contracted cost obligations	13,370	1,887	3,088	2,757	5,638
Other Long-term Liabilities/Long-term
Debt
Time Deposits	774,717	344,224	336,675	93,818	-
Federal Home Loan Bank advances and
repurchase agreements	671,587	270,587	301,000	100,000	-
Capital lease	4,217	292	584	642	2,699
Subordinated debentures	55,155	-	-	-	55,155
Total Other Long-term
Liabilities/Long-term Debt	1,505,676	615,103	638,259	194,460	57.854
Other Commercial Commitments –
Off Balance Sheet:
Commitments under commercial loans
and lines of credit	278,201	216,725	38,487	6,432	16,557
Home equity and other revolving lines
of credit	52,191	23,437	8,792	5,505	14,457
Outstanding commercial mortgage loan
commitments	273,552	199,991	70,554	3,007	-
Standby letters of credit	20,895	20,615	280	-	-
Overdraft protection lines	770	361	23	-	386
Total off balance sheet arrangements
and contractual obligations	625,609	461,129	118,136	14,944	31,400
Total contractual obligations and other
commitments	$2,144,655	$1,078,119	$759,483	$212,161	$94,892

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

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2015 amounted to $339.5 million or 9.1% of average total assets. At December 31, 2014, the Company’s Tier 1 leverage capital amounted to $301.6 million or 9.4% of average total assets. Tier 1 capital excludes the effect of FASB ASC 320-10-05, which amounted to $0.7 million of net unrealized losses, after tax, on securities available-for-sale at December 31, 2015 (and would be reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets, which amounted to $147.5 million as of December 31, 2015. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2015, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 9.1%, 9.6% and 11.8%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 16 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at December 31, 2015 was 3.17%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes are expected to be used to redeem, by March 31, 2016, $11.3 million outstanding of its Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program, and for general corporate purposes, which included the Parent Corporation contributing $35 million of the net proceeds to the Bank in the form of common equity. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market Risk

Interest rate risk management is our primary market risk. See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operation- Interest Rate Sensitivity Analysis" herein for a discussion of our management of our interest rate risk.

8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 - “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ConnectOne Bancorp, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConnectOne Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ConnectOne Bancorp, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2016 expressed an adverse opinion thereon.

/s/Crowe Horwath LLP
Crowe Horwath LLP
Livingston, New Jersey
March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ConnectOne Bancorp, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated statement of condition (not included herein) of ConnectOne Bancorp, Inc. (formerly known as Center Bancorp, Inc.) and its subsidiaries ( the “Corporation”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. ConnectOne Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position (not included herein) of the Corporation as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
BDO USA, LLP
Philadelphia, Pennsylvania
March 5, 2014

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
(in thousands, except for share data)
ASSETS
Cash and due from banks	$31,291	$31,813
Interest-bearing deposits with banks	169,604	95,034
Cash and due from banks	200,895	126,847

Investment securities:
Securities available-for-sale	195,770	289,532
Securities held-to-maturity (fair value of $230,558 and $231,445)	224,056	224,682

Loans receivable	3,099,007	2,538,641
Less: Allowance for loan and lease losses	26,572	14,160
Net loans receivable	3,072,435	2,524,481

Investment in restricted stock, at cost	32,612	23,535
Bank premises and equipment, net	22,333	20,653
Accrued interest receivable	12,545	11,700
Bank-owned life insurance	78,801	52,518
Other real estate owned	2,549	1,108
Goodwill	145,909	145,909
Core deposit intangibles	3,908	4,825
Other assets	24,908	22,782
Total assets	$4,016,721	$3,448,572

LIABILITIES
Deposits:
Noninterest-bearing	$650,775	$492,516
Interest-bearing	2,140,191	1,983,091
Total deposits	2,790,966	2,475,607
Borrowings	671,587	495,553
Subordinated debentures	55,155	5,155
Accounts payable and accrued liabilities	21,669	26,038
Total liabilities	3,539,377	3,002,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at December 31, 2015 and 2014; total
liquidation value of $11,250 at December 31, 2015 and 2014	11,250	11,250
Common stock, no par value:
Authorized 50,000,000 shares; issued 32,149,585 shares at
December 31, 2015 and 31,758,828 shares at December 31, 2014;
outstanding 30,085,663 shares at December 31, 2015 and 29,694,906 at
December 31, 2014	374,287	374,287
Additional paid-in capital	8,527	6,015
Retained earnings	104,606	72,398
Treasury stock, at cost (2,063,922 shares at December 31, 2015 and
December 31, 2014)	(16,717)	(16,717)
Accumulated other comprehensive loss	(4,609)	(1,014)
Total stockholders’ equity	477,344	446,219
Total liabilities and stockholders’ equity	$4,016,721	$3,448,572

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
(in thousands, except for share and per share data)
Interest income:
Interest and fees on loans	$125,493	$77,669	$40,132
Interest and dividends on investment securities:
Taxable	10,665	12,024	12,189
Nontaxable	3,550	3,740	4,422
Dividends	1,081	636	523
Interest on federal funds sold and other short-term investment	178	138	2
Total interest income	140,967	94,207	57,268
Interest expense:
Deposits	13,756	8,260	5,219
Borrowings	10,058	6,548	5,863
Total interest expense	23,814	14,808	11,082
Net interest income	117,153	79,399	46,186
Provision for loan and lease losses	12,605	4,683	350
Net interest income after provision for loan and lease losses	104,548	74,716	45,836
Noninterest income:
Annuity and insurance	242	382	489
Bank-owned life insurance commissions	1,782	1,303	1,364
Net gains on sale of loans held for sale	327	182	294
Deposit, loan and other income	2,667	2,813	2,993
Insurance recovery	2,224	-	-
Total other-than-temporary impairment losses	-	-	(652)
Net gains on sale of investment securities	3,931	2,818	2,363
Net investment securities gains	3,931	2,818	1,711
Total noninterest income	11,173	7,498	6,851
Noninterest expense:
Salaries and employee benefits	27,685	18,829	13,465
Occupancy and equipment	7,587	5,312	3,518
FDIC Insurance	2,110	1,618	1,098
Professional and consulting	2,951	1,661	1,111
Marketing and advertising	847	498	304
Data processing	3,703	2,575	1,422
Merger-related expenses	-	12,388	-
Loss on extinguishment of debt	2,397	4,550	-
Amortization of core deposit intangible	917	506	30
Charge due to wire fraud	-	2,374	-
Other expenses	6,287	4,493	4,330
Total noninterest expenses	54,484	54,804	25,278
Income before income tax expense	61,237	27,410	27,409
Income tax expense	19,926	8,845	7,484
Net income	41,311	18,565	19,925
Less: Preferred stock dividends	112	112	141
Net income available to common stockholders	$41,199	$18,453	$19,784

Earnings per common share:
Basic	$1.38	$0.80	$1.21
Diluted	$1.36	$0.79	$1.21
Weighted average common shares outstanding:
Basic	29,938,458	23,029,813	16,349,204
Diluted	30,283,966	23,479,074	16,385,692
Dividends per common share	$0.300	$0.300	$0.280

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
(in thousands)
Net income	$41,311	$18,565	$19,925
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding (losses) gains on available for sale securities	(2,991)	6,966	(8,741)
Tax effect	1,196	(2,635)	3,578
Net of tax amount	(1,795)	4,331	(5,163)
Reclassification adjustments for OTTI losses included in income	-	-	652
Tax effect	-	-	(178)
Net of tax amount	-	-	474
Reclassification adjustment for realized gains arising during this period	(3,931)	(2,818)	(2,363)
Tax effect	1,564	986	645
Net of tax amount	(2,367)	(1,832)	(1,718)
Unrealized holding losses on securities transferred from available-for-sale to held-to-
maturity securities	-	-	(2,612)
Tax effect	-	-	1,064
Net of tax amount	-	-	(1,548)
Amortization of net unrealized holding losses (gains) on securities transferred from
available-for-sale to held-to-maturity securities	220	215	(58)
Tax effect	(90)	(91)	19
Net of tax amount	130	124	(39)
Unrealized holding (loss) gain on cash flow hedge	(179)	48	-
Tax effect	73	(20)	-
Net of tax amount	(106)	28	-
Pension plan:
Actuarial gains (losses)	918	(1,896)	654
Tax effect	(375)	775	(267)
Net of tax amount	543	(1,121)	387
Total other comprehensive (loss) income	(3,595)	1,530	(7,607)
Total comprehensive income	$37,716	$20,095	$12,318

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
(in thousands, except for share data)
Balance as of January 1, 2013	11,250	110,056	4,801	46,753	(17,232)	5,063	160,691
Net income	-	-	-	19,925	-	-	19,925
Other comprehensive loss, net of taxes	-	-	-	-	-	(7,607)	(7,607)
Dividends on series B preferred stock	-	-	-	(169)	-	-	(169)
Cash dividends declared on common
stock ($0.280 per share)	-	-	-	(4,581)	-	-	(4,581)
Dividend on restricted stock declared	-	-	-	(1)	-	-	(1)
Issuance cost of common stock	-	-	-	(13)	-	-	(13)
Issuance of restricted stock award
(18,829 shares)	-	-	91	-	152	-	243
Exercise of stock options (2,268
shares)	-	-	19	-	2	-	21
Stock-based compensation expense	-	-	75	-	-	-	75
Balance as of December 31, 2013	11,250	110,056	4,986	61,914	(17,078)	(2,544)	168,584
Net income	-	-	-	18,565	-	-	18,565
Other comprehensive income, net of taxes	-	-	-	-	-	1,530	1,530
Dividends on series B preferred stock	-	-	-	(112)	-	-	(112)
Cash dividends declared on common
stock ($0.300 per share)	-	-	-	(7,962)	-	-	(7,962)
Issuance cost of common stock	-	-	-	(7)	-	-	(7)
Exercise of 100,911 stock options
(including tax benefits of $282)	-	-	806	-	361	-	1,167
Stock-based compensation expense	-	-	223	-	-	-	223
Stock issued in acquisition of legacy
ConnectOne Bancorp, Inc.
(13,221,152 shares)	-	264,231	-	-	-	-	264,231
Balance as of December 31, 2014	$11,250	$374,287	$6,015	$72,398	$(16,717)	$(1,014)	$446,219
Net income	-	-	-	41,311	-	-	41,311
Other comprehensive loss, net of taxes	-	-	-		-	(3,595)	(3,595)
Dividends on series B preferred stock	-	-	-	(112)	-	-	(112)
Cash dividends declared on common
stock ($0.300 per share)	-	-	-	(8,991)	-	-	(8,991)
Exercise of 340,492 stock options	-	-	1,765	-	-	-	1,765
Stock-based compensation expense	-	-	747	-	-	-	747
Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$41,311	$18,565	$19,925
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	3,226	2,045	886
Provision for loan and lease losses	12,605	4,683	350
Net deferred income tax (benefit) expense	(3,493)	184	1,739
Stock-based compensation expense	747	223	59
Net other-than-temporary impairment losses	-	-	652
Net gains on sales of available-for-sale securities	(3,931)	(2,818)	(2,363)
Net gains on sales of loans held for sale	(327)	(261)	(294)
Net loans originated for sale	(20,834)	(10,994)	(14,816)
Proceeds from sales of loans held for sale	21,161	11,445	16,601
Net gains on disposition of premises and equipment	-	-	(2)
Net loss on sales of other real estate owned	164	23	75
Life insurance death benefit	-	-	(291)
Increase in cash surrender value of bank owned life insurance	(1,782)	(1,303)	(1,073)
Loss on extinguishment of debt	2,397	4,550	-
Net amortization of securities	1,793	2,074	3,316
Increase in accrued interest receivable	(845)	(428)	(233)
Decrease in other assets	1,190	2,200	414
(Decrease) increase in other liabilities	(1,080)	377	(1,792)
Net cash provided by operating activities	52,302	30,565	23,153

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(37,403)	(37,886)	(155,464)
Sales	65,231	80,449	122,165
Maturities, calls and principal repayment	62,007	33,496	46,378
Investment securities held-to-maturity:
Purchases	(17,531)	(20,860)	(23,531)
Maturities and principal repayment	17,520	10,766	3,830
Net purchase of restricted investment in bank stock	(9,077)	(903)	(22)
Net increase in loans	(562,933)	(279,270)	(71,761)
Purchases of premises and equipment	(3,989)	(2,037)	(973)
Purchase of bank-owned life insurance	(24,501)	-	-
Proceeds from life insurance death benefits	-	-	592
Proceeds from sale of premises and equipment	-	-	2
Proceeds from sale of other real estate owned	769	1,544	1,230
Cash and cash equivalent acquired in acquisition	-	70,318	-
Net cash used in investing activities	(509,907)	(144,383)	(77,554)

Cash flows from financing activities:
Net increase in deposits	315,359	82,260	35,083
Increase in subordinated debentures	50,000	-	-
Advances of FHLB borrowings	848,875	161,183	-
Repayments of FHLB borrowings	(656,841)	(79,550)	-
Repayment of purchase agreement	(18,397)	-	-
Cash dividends on common stock	(8,996)	(6,940)	(4,254)
Cash dividends on preferred stock	(112)	(140)	(141)
Issuance cost of common stock	-	(7)	(13)
Tax benefit from exercise of stock options	341	282	16
Issuance of restricted stock award	-	-	243
Proceeds from exercise of stock options	1,424	885	21
Net cash provided by financing activities	531,653	157,973	30,955
Net (decrease) increase in cash and cash equivalents	74,048	44,155	(23,446)
Cash and cash equivalents at beginning of year	126,847	82,692	106,138
Cash and cash equivalents at end of year	$200,895	$126,847	$82,692

(continued)

Cash paid during year for:
Interest paid on deposits and borrowings	$23,357	14,785	10,993
Income taxes	17,880	4,993	4,727

Supplemental noncash disclosures:
Investing:
Trade date accounting settlement for investments	$-	$-	$8,759
Transfer of loans to other real estate owned	2,374	352	236
Transfer from investment securities available-for-sale
to investment securities held-to-maturity	$-	$-	$138,800

Financing:
Dividends declared, not paid	2,258	$2,250	$1,256

Business combinations:
Noncash assets acquired:
Investment securities	$-	$28,452	$-
Restricted investments	-	13,646	-
Loans held for sale	-	190	-
Loans	-	1,299,284	-
Accrued interest receivable	-	4,470	-
Premises and equipment, net	-	6,475	-
Goodwill	-	129,105	-
Core deposit intangible	-	5,308	-
Bank-owned life insurance	-	15,481	-
Other real estate owned	-	2,455	-
Other assets	-	14,286	-
Total noncash assets acquired	$-	$1,519,152	$-
Noncash liabilities assumed:
Deposits	$-	$1,051,342	$-
Borrowings	-	263,370	-
Other liabilities	-	10,527	-
Total noncash liabilities assumed	$-	$1,325,239	$-
Net noncash assets acquired	$-	$193,913	$-
Bargain gain on acquisition	$-	$-	$-
Net cash and cash equivalents acquired	$-	$70,318	$-
Cash consideration paid in acquisition	$-	$-	$-

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

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

Business

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey, through its twenty-one other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

Segments

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with maturities of less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changed the presentation and amount of the other-than-temporary impairment recognized in the statement of income. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized through other comprehensive income. Other-than-temporary charges of $0.7 million were recognized in 2013. There were no impairment charges recognized in 2014 and 2015.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

Allowance for Loan and Lease Loss

The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience, the primary factor, is determined by loan segment and is based on the actual loss history experienced by the Bank over an actual three year rolling calculation. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. This actual loss experience is supplemented with the exogenous factor adjustments based on the risks present for each loan categories. These exogenous factors (nine total) include consideration of the following: concentrations of credit; delinquency & nonaccrual trends; economic & business conditions including evaluation of the national and regional economies and industries with significant loan concentrations; external factors including legal, regulatory or competitive pressures that may impact the loan portfolio; changes in the experience, ability, or size of the lending staff, management, or board of directors that may impact the loan portfolio; changes in underwriting standards, collection procedures, charge-off practices, or other changes in lending policies and procedures that may impact the loan portfolio; loss and recovery trends; changes in portfolio size and mix; and trends in problem loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

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

Derivatives

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

Restricted Stock

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

Transfers of Financial Assets

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

Premises and Equipment

Land is carried at cost and premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 4 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses.

Employee Benefit Plans

The Company had a noncontributory pension plan that covered all eligible employees up until September 30, 2007, at which time the Company froze its defined benefit pension plan. As such, all future benefit accruals in this pension plan were discontinued and all retirement benefits that employees would have earned as of September 30, 2007 were preserved. The Company’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in other expense.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands, Except per Share Amounts)
Net income	$41,311	$18,565	$19,925
Preferred stock dividends	112	112	141
Net income available to common stockholders	$41,199	$18,453	$19,784
Average number of common shares outstanding	29,938	23,030	16,349
Effect of dilutive options	346	449	37
Average number of common shares outstanding used to
calculate diluted earnings per common share	30,284	23,479	16,386
Anti-dilutive common shares outstanding	-	-	14
Earnings per common share:
Basic	$1.38	$0.80	$1.21
Diluted	$1.36	$0.79	$1.21

Treasury Stock

Subject to limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2015, 2014 and 2013, the Parent Corporation did not purchase any of its shares.

Goodwill

The Company adopted the provisions of FASB ASC 350-20-35-4 (“ASC 350”), which requires that goodwill be tested for impairment annually, or more frequently if indicators arise for impairment. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary for the years ended December 31, 2015, 2014 and 2013.

In accordance with ASC 350, an impairment analysis is a two-step test. The first step is to identify potential impairment by comparing the value fair of a reporting unit with its carrying amount, including goodwill and the second step, if necessary, is to quantify the amount of impairment. Also considered as part of the analysis were:

●	Market value and control value compared to Company’s common equity.
●	Company’s market price as compared to previous period.
●	Overall financial performance.

Other Intangible Assets

Other intangible assets consist of core deposits arising from business combinations that are amortized over their estimated useful lives to their estimated residual value.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

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

Disclosure of comprehensive income for the years ended December 31, 2015, 2014 and 2013 is presented in the Consolidated Statements of Comprehensive Income and presented in detail in Note 17 of the Notes to Consolidated Financial Statements.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Parent Corporation or by the Parent Corporation to the stockholders.

Fair Value of Financial Instruments

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

Bank-Owned Life Insurance

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Advertising Costs

The Company recognizes its marketing and advertising cost as incurred.

Reclassifications

Certain reclassifications have been made in the consolidated financial footnotes for 2014 to conform to the classifications presented in 2015.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - New Authoritative Accounting Guidance

ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The accounting-related changes became effective for the first interim or annual period beginning after December 15, 2014. The disclosures for certain transactions accounted for as sales are required for interim and annual periods beginning after December 15, 2014. The disclosures for repos, securities lending transactions, and repos-to-maturity accounted for as secured borrowings are required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Company’s repurchase agreements are typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. ASU No. 2014-11 did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU No. 2015-03. ASU No. 2015-03 will be effective for reporting periods (including interim periods) beginning after December 15, 2015. ASU No. 2015-03 did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960): Defined Contribution Pension Plans, (Topic 962): Health and Welfare Benefit Plans, (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." ASU No. 2015-12 simplifies accounting for employee benefit plans as follows: (i) fully benefit-responsive investment contracts are now to be measured, presented and disclosed at contract value, (ii) the requirement to disclose investments that represent 5 percent or more of net assets available for benefits has been eliminated, (iii) the net appreciation or depreciation in investments for the period should be presented in the aggregate, but is no longer required to be disaggregated and disclosed by general type, (iv) if an investment is measured using the net asset value per share (or its equivalent) practical expedient in Topic 820, and that investment is in a fund that files a U.S. Department of Labor Form 5500, Annual Return/Report of Employee Benefit Plan, as a direct filing entity, disclosure of that investment’s strategy is no longer required, and (v) allows employers to measure (as a practical expedient) benefit plan assets on a month-end date nearest to the employer’s fiscal year end when the fiscal period does not coincide with a month end. ASU No. 2015-12 is effective for the Company for reporting periods beginning January 1, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for the Company for reporting periods beginning January 1, 2019, with an early adoption permitted. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Management is currently evaluating the impact of Topic 842 on the Company’s consolidated financial statements.

Note 3 - Business Combinations

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business Combinations – (continued)

Consideration paid through Company common stock issued to Legacy ConnectOne shareholders and fair value of stock options acceleration was:				$ 264,231
	Legacy			As recorded
	ConnectOne	Fair value		at
	carrying value	adjustments		acquisition
Cash and cash equivalents	$70,318	$-		$70,318
Investment securities	28,436	16	(a)	28,452
Restricted investments	13,646	-		13,646
Loans held for sale	190	-		190
Loans	1,304,600	(5,316)	(b)	1,299,284
Bank owned life insurance	15,481	-		15,481

Premises and equipment, net	7,380	(905)	(c)	6,475
Accrued interest receivable	4,470	-		4,470
Core deposit intangible	-	5,308	(d)	5,308
Other real estate owned	2,455	-		2,455
Other assets	10,636	3,650	(e)	14,286
Deposits	(1,049,666)	(1,676)	(f)	(1,051,342)
Borrowings	(262,046)	(1,324)	(g)	(263,370)
Other liabilities	(10,527)	-		(10,527)

Total identifiable net assets	$135,373	$(247)		$135,126

Goodwill recorded in the Merger				$129,105

The following provides an explanation of certain fair value adjustments presented in the above table:

a)	Represents the fair value adjustment on investment securities held to maturity.
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

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Legacy ConnectOne were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loan were derived from the eventual sale of the collateral. These values were discounted using market derived rate of returns, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Legacy ConnectOne allowance for loan and lease losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the Merger.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business Combinations – (continued)

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

The following table presents selected unaudited pro forma financial information reflecting the Merger assuming it was completed as of January 1, 2013. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Merger occurred at the beginning of the periods presented.

The unaudited pro forma information set forth below reflects the adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion discounts. In the table below, merger-related expenses of $12.4 million were excluded from pro forma non-interest expenses for the year ended December 31, 2014. Income taxes were also adjusted to exclude income tax benefits of $5.6 million related to the merger expenses for the year ended December 31, 2014.

	2014	2013
	(in thousands, except per
	share amounts)
Net interest income	$107,988	$95,749
Noninterest income	8,244	8,053
Noninterest expense	(54,749)	(45,827)
Net income	45,981	35,984

Pro forma earnings per share from continuing operations:
Basic	$1.55	$0.91
Diluted	1.53	0.90

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities

The following tables present information related to the Company’s portfolio of securities available-for-sale and held-to-maturity at December 31, 2015 and 2014.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2015
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$29,062	$142	$(58)	$29,146
Residential mortgage pass-through securities	44,155	803	(48)	44,910
Commercial mortgage pass-through securities	2,981	-	(9)	2,972
Obligations of U.S. states and political subdivisions	8,188	169	-	8,357
Trust preferred securities	16,088	398	(231)	16,255
Corporate bonds and notes	53,566	702	(292)	53,976
Asset-backed securities	20,005	18	(298)	19,725
Certificates of deposit	1,895	18	(8)	1,905
Equity securities	376	21	(23)	374
Other securities	18,303	-	(153)	18,150
Total securities available-for-sale	$194,619	$2,271	$(1,120)	$195,770

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Investment securities held-to-maturity:
U.S. Treasury and agency securities	$28,471	$755	$-	$29,226
Federal agency obligations	33,616	280	(119)	33,777
Residential mortgage-backed securities	3,805	11	(6)	3,810
Commercial mortgage-backed securities	4,110	27	(2)	4,135
Obligations of U.S. states and political subdivisions	118,015	5,001	(3)	123,013
Corporate bonds and notes	36,039	719	(161)	36,597
Total securities held-to-maturity	$224,056	$6,793	$(291)	$230,558

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2014
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$32,650	$217	$(50)	$32,817
Residential mortgage pass-through securities	58,836	1,531	(11)	60,356
Commercial mortgage pass-through securities	3,042	4	-	3,046
Obligations of U.S. states and political subdivisions	8,201	205	-	8,406
Trust preferred securities	16,086	489	(269)	16,306
Corporate bonds and notes	119,838	5,950	(11)	125,777
Asset-backed securities	27,393	140	(31)	27,502
Certificates of deposit	2,098	27	(2)	2,123
Equity securities	376	-	(69)	307
Other securities	12,941	33	(82)	12,892
Total securities available-for-sale	$281,461	$8,596	$(525)	$289,532

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Investment securities held-to-maturity:
U.S. Treasury and agency securities	$28,264	$920	$-	$29,184
Federal agency obligations	27,103	322	(28)	27,397
Residential mortgage-backed securities	5,955	28	-	5,983
Commercial mortgage-backed securities	4,266	50	-	4,316
Obligations of U.S. states and political subdivisions	120,144	4,512	(60)	124,596
Corporate bonds and notes	38,950	1,026	(7)	39,969
Total securities held-to-maturity	$224,682	$6,858	$(95)	$231,445

The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 22 of the Notes to Consolidated Financial Statements for a further discussion.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following table presents information for investments in securities available-for-sale and held-to-maturity at December 31, 2015, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2015
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$13,543	$13,587
Due after one year through five years	21,730	22,137
Due after five years through ten years	44,371	44,391
Due after ten years	49,160	49,249
Residential mortgage pass-through securities	44,155	44,910
Commercial mortgage pass-through securities	2,981	2,972
Equity securities	376	374
Other securities	18,303	18,150
Total	$194,619	$195,770

Investment Securities Held-to-Maturity:
Due in one year or less	$1,000	$998
Due after one year through five years	13,123	13,380
Due after five years through ten years	80,274	82,739
Due after ten years	121,744	125,496
Residential mortgage-backed securities	3,805	3,810
Commercial mortgage-backed securities	4,110	4,135
Total	$224,056	$230,558
Total investment securities	$418,675	$426,328

Gross gains and losses from the sales, calls, and maturities of investment securities for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Proceeds	$65,231	$81,844	$122,165

Gross gains on sales of investment securities	$3,931	$2,837	$2,451
Gross losses on sales of investment securities	-	19	88
Net gains on sales of investment securities	3,931	2,818	2,363
Less: tax provision on net gains	(1,376)	(986)	(645)
Net gains on sales of investment securities	$2,555	$1,832	$1,718

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

Other-than-Temporarily Impaired Investments

Summary of Other-than-Temporary Impairment Charges

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Pooled trust preferred securities	$-	$-	$628
Principal losses on a variable rate CMO	-	-	24
Total other-than-temporary impairment charges	$-	$-	$652

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

The Company’s assessment of whether an impairment in the portfolio of assets is other than temporary includes factors such as whether the issuer has defaulted on scheduled payments, announced restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed deteriorating financial condition or sustained significant losses.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities - (continued)

During 2013, the one pooled trust preferred security (“Pooled TRUP”), in the Company’s portfolio incurred an other-than-temporary impairment charge of $628,000 and subsequently was sold at its book value. As such, there were no OTTI charges taken for the years ended December 31, 2015 and 2014.

Temporarily Impaired Investments

For all other securities, the Company does not believe that the unrealized losses, which were comprised of 74 and 54 investment securities as of December 31, 2015 and December 31, 2014, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the corporate debt securities category consists primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2015.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporarily impaired, the Company evaluated the factors cited above, which the Company considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Company must exercise considerable judgment. Accordingly, there can be no assurance that the actual results will not differ from the Company’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	December 31, 2015
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$12,260	$(58)	$12,013	$(54)	$247	$(4)
Residential mortgage
pass-through securities	9,027	(48)	9,027	(48)	—	—
Commercial mortgage-backed
securities	2,971	(9)	2,971	(9)	—	—
Trust preferred securities	1,345	(231)	—	—	1,345	(231)
Corporate bonds and notes	16,533	(292)	12,702	(161)	3,831	(131)
Asset-backed securities	14,745	(298)	11,250	(188)	3,495	(110)
Certificates of deposit	215	(8)	215	(8)	—	—
Equity securities	123	(23)	—	—	123	(23)
Other securities	5,347	(153)	—	—	5,347	(153)
Total	$62,566	$(1,120)	$48,178	$(468)	$14,388	$(652)
Investment Securities
Held-to-Maturity:
Federal agency obligation	12,554	(119)	11,783	(109)	771	(10)
Residential mortgage
pass-through securities	2,480	(6)	2,480	(6)	—	—
Commercial mortgage-backed
securities	1,331	(2)	1,331	(2)	—	—
Obligations of U.S. states
and political subdivisions	981	(3)	981	(3)	—	—
Corporate bonds and notes	5,536	(161)	5,536	(161)	—	—
Total	22,882	(291)	22,111	(281)	771	(10)
Total Temporarily Impaired
Securities	$85,448	$(1,411)	$70,289	$(749)	$15,159	$(662)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

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

Investment securities having a carrying value of approximately $142.5 million and $224.7 million at December 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window and Federal Home Loan Bank advances and for other purposes required or permitted by law.

As of December 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses

The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees and costs, at December 31, 2015 and 2014, respectively:

	2015	2014
	(in thousands)
Commercial	$570,116	$499,816
Commercial real estate	1,966,696	1,634,510
Commercial construction	328,838	167,359
Residential real estate	233,690	234,967
Consumer	2,454	2,879
Gross loans	3,101,794	2,539,531
Net deferred loan (fees) costs	(2,787)	(890)
Total loans receivable	$3,099,007	$2,538,641

The loan segments in the above table have unique risk characteristics with respect to credit quality:

●	The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

●	Payment on commercial mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

●	Properties underlying construction, land and land development loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

●	The ability of borrowers to service debt in the residential and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2015 and December 31, 2014.

	2015	2014
	(in thousands)
Commercial	$7,078	$7,199
Commercial real estate	1,775	1,816
Commercial construction	-	-
Residential real estate	328	806
Consumer	-	-
Total carrying amount	$9,181	$9,821

For those purchased loans disclosed above, the Company did not increase the allowance for loan and lease losses for the year ended December 31, 2015. No allowances for loan and lease losses were reversed during 2015.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses – (continued)

The accretable yield, or income expected to be collected, on the purchased credit impaired loans above is as follows at December 31, 2015 and December 31, 2014.

	2015	2014
	(in thousands)
Balance at beginning of period	$4,805	$5,013
New loans purchased	-	-
Accretion of income	(1,206)	(142)
Reclassifications from nonaccretable difference	-	-
Disposals	-	(66)
Balance at end of period	$3,599	$4,805

The following table presents nonaccrual loans by class of loans:

Loans Receivable on Nonaccrual Status

	2015	2014
	(in thousands)
Commercial	$6,586	$616
Commercial real estate	9,112	8,197
Commercial construction	1,479	-
Residential real estate	3,559	2,796
Total loans receivable on nonaccrual status	$20,736	$11,609

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

At December 31, 2015 and 2014, loan balances of approximately $1.6 billion and $1.0 billion were pledged to secure borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

At December 31, 2015 and 2014, the net investment in direct lease financing consists of a minimum lease receivable of $4,105,000 and $4,267,000, respectively, and unearned interest income of $394,000 and $538,000, respectively, for a net investment in direct lease financing of $3,712,000 and $3,729,000, respectively. The net investment in direct lease financing is carried as a component of loans in the Company’s consolidated statements of condition and included in the commercial loan segment. The tenant is in default under the lease and the Bank intends to sell the property. The Company has allocated a $1.3 million specific allowance for the net investment in direct lease financing as of December 31, 2015. The Company did not allocate a specific allowance for the net investment in direct lease financing as of December 31, 2014.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses – (continued)

The Company continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan segment at December 31, 2015 and 2014:

Credit Quality Indicators

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$462,358	$11,760	$95,998	$-	$570,116
Commercial real estate	1,919,041	18,990	28,426	239	1,966,696
Commercial construction	326,697	662	1,479	-	328,838
Residential real estate	229,426	-	4,264	-	233,690
Consumer	2,368	-	86	-	2,454
Total loans	$2,939,890	$31,412	$130,253	$239	$3,101,794

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$481,927	$3,686	$14,203	$-	$499,816
Commercial real estate	1,596,317	14,140	23,764	289	1,634,510
Commercial construction	165,880	1,479	-	-	167,359
Residential real estate	230,772	-	4,195	-	234,967
Consumer	2,778	-	101	-	2,879
Total loans	$2,477,674	$19,305	$42,263	$289	$2,539,531

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the impaired loans by segment at December 31, 2015 and 2014:

	December 31, 2015
	(dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
No Related Allowance Recorded	Investment	Balance	Allowance	Investment	Recognized
Commercial	$610	$645	$	$686	$-
Commercial real estate	15,517	16,512		6,363	60
Commercial construction	2,149	2,141		1,535	-
Residential real estate	3,954	4,329		3,322	10
Consumer	87	86		96	5
Total	$22,318	$23,173	$	$12,002	$75

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
With An Allowance Recorded	Investment	Balance	Allowance	Investment	Recognized
Commercial	$84,787	$84,449	$6,725	$55,445	$1,895
Total
Commercial	$85,397	$85,094	$6,725	$56,131	$1,895
Commercial real estate	15,517	16,512	-	6,363	60
Commercial construction	2,149	2,141	-	1,535
Residential real estate	3,954	4,329	-	3,322	10
Consumer	87	86	-	96	5
Total	$107,104	$108,162	$6,725	$67,447	$1,970

	December 31, 2014
	(dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
No Related Allowance Recorded	Investment	Balance	Allowance	Investment	Recognized
Commercial	$481	$527	$-	$494	$-
Commercial real estate	5,890	6,857	-	6,276	129
Residential real estate	3,072	3,406	-	3,170	41
Consumer	109	101	-	107	-
Total	$9,552	$10,891	$-	$10,047	$170

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
With An Allowance Recorded	Investment	Balance	Allowance	Investment	Recognized
Commercial	$387	$389	$111	$389	$-
Commercial real estate	3,520	3,520	150	3,584	171
Total	$3,907	$3,909	$261	$3,973	$171
Total
Commercial	$868	$917	$111	$883	$-
Commercial real estate	9,410	10,107	150	9,860	300
Residential real estate	3,072	3,406	-	3,170	41
Consumer	109	101	-	106	-
Total	$13,459	$14,531	$261	$14,019	$342

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses – (continued)

	December 31, 2013
	(dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
No Related Allowance Recorded	Investment	Balance	Allowance	Investment	Recognized
Commercial	$449	$449	$-	$494	$25
Commercial real estate	10,482	10,783	-	10,658	496
Residential real estate	1,858	2,000	-	1,892	94
Consumer	120	120	-	128	6
Total	$12,909	$13,352	$-	$13,172	$621

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
With An Allowance Recorded	Investment	Balance	Allowance	Investment	Recognized
Commercial	$672	$672	$300	$687	$43
Commercial real estate	4,344	4,344	115	4,359	200
Total	$5,016	$5,016	$415	$5,046	$243

Total
Commercial	$1,121	$1,121	$300	$1,181	$68
Commercial real estate	14,826	15,127	115	15,017	696
Residential real estate	1,858	2,000	-	1,892	94
Consumer	120	120	-	128	6
Total (including related
allowance)	$17,925	$18,368	$415	$18,218	$864

Included in the impaired loans table are $85.9 million, $1.8 million and $5.7 million of performing TDRs as of December 31, 2015, 2014 and 2013 respectively. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

The following table provides an analysis of the aging of the loans by segment, excluding net deferred costs that are past due at December 31, 2015 and December 31, 2014 by class:

Aging Analysis

	December 31, 2015
							Loans
							Receivable > 90
			90 Days or				Days Past Due
	30-59 Days	60-89 Days	Greater Past	Total Past		Total Loans	and
	Past Due	Past Due	Due	Due	Current	Receivable	Accruing
	(in thousands)
Commercial	$6,887	$3,505	$6,865	$17,257	$552,859	$570,116	$-
Commercial
real estate	1,998	988	9,561	12,547	1,954,149	1,966,696	-
Commercial
construction	-	-	1,479	1,479	327,359	328,838	-
Residential
real estate	-	-	2,122	2,122	231,568	233,690	-
Consumer	4	9	-	13	2,441	2,454	-
Total	$8,889	$4,502	$20,027	$33,418	$3,068,376	$3,101,794	$-

Aging Analysis

	December 31, 2014
							Loans
							Receivable > 90
			90 Days or				Days Past Due
	30-59 Days	60-89 Days	Greater Past	Total Past		Total Loans	and
	Past Due	Past Due	Due	Due	Current	Receivable	Accruing
	(in thousands)
Commercial	$6,060	$-	$662	$6,722	$493,094	$499,816	$45
Commercial
real estate	4,937	638	5,961	11,536	1,622,974	1,634,510	609
Commercial
construction	-	-	-	-	167,359	167,359	-
Residential
real estate	1,821	210	3,200	5,231	229,736	234,967	557
Consumer	30	1	-	31	2,848	2,879	-
Total	$12,848	$849	$9,823	$23,520	$2,516,011	$2,539,531	$1,211

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses – (continued)

The following table details the amount of loans that are evaluated individually, and collectively, for impairment (excluding net deferred costs), acquired with deteriorated quality, and the related portion of the allowance for loan and lease loss that is allocated to each loan portfolio class:

	December 31, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$6,725	$-	$-	$-	$-	$-	$6,725
Collectively evaluated for impairment	4,224	10,926	3,253	976	4	464	19,847
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Gross loans
Individually evaluated for impairment	85,397	15,517	2,149	3,954	87	-	107,104
Collectively evaluated for impairment	477,641	1,949,404	326,689	229,408	2,367	-	2,985,509
Acquired with deteriorated credit quality	7,078	1,775	-	328	-	-	9,181
Total	570,116	1,966,696	328,838	233,690	2,454	-	3,101,794

The tables above include approximately $867 million of acquired loans as of December 31, 2015 reported as collectively evaluated for impairment, of which $672 million were included in the commercial real estate loan segment.

	December 31, 2014
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$111	$151	$-	$-	$-	$-	$262
Collectively evaluated for impairment	2,972	7,648	1,239	1,113	7	919	13,898
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Gross loans
Individually evaluated for impairment	$868	$9,410	$-	$3,072	$109	$-	$13,459
Collectively evaluated for impairment	491,749	1,623,284	167,359	231,089	2,770	-	2,516,251
Acquired with deteriorated credit quality	7,199	1,816	-	806	-	-	9,821
Total	$499,816	$1,634,510	$167,359	$234,967	$2,879	$-	$2,539,531

The tables above include approximately $1.2 billion of acquired loans as of December 31, 2014 reported as collectively evaluated for impairment, of which $809 million were included in the commercial real estate loan segment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses – (continued)

The Company’s allowance for loan and lease losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan and lease losses is as follows:

	Year Ended December 31, 2015
	(dollars in thousands)
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
Balance at January 1, 2015	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160
Loans charged-off	(101)	(406)	-	-	(31)	-	(538)
Recoveries	13	327	-	2	3	-	345
Provision for loan and lease losses	7,954	3,206	2,014	(139)	25	(455)	12,605
Balance at December 31, 2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

	Year Ended December 31, 2014
	(dollars in thousands)
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
Balance at January 1, 2014	$1,698	$5,746	$362	$990	$146	$1,391	$10,333
Loans charged-off	(379)	(398)	-	(159)	-	-	(936)
Recoveries	50	-	-	19	11	-	80
Provision for loan and lease losses	1,714	2,451	877	263	(150)	(472)	4,683
Balance at December 31, 2014	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

	Year Ended December 31, 2013
	(dollars in thousands)
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
Balance at January 1, 2013	$2,424	$5,323	$313	$1,532	$113	$532	$10,237
Loans charged-off	(6)	(126)	-	(175)	(22)	-	(329)
Recoveries	41	28	-	-	6	-	75
Provision for loan and lease losses	(761)	521	49	(367)	49	859	350
Balance at December 31, 2013	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Troubled Debt Restructurings

Loans are considered to have been modified in a troubled debt restructuring ("TDRs") when due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a troubled debt restructuring remains on nonaccrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

At December 31, 2015, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses – (continued)

As of December 31, 2015, total TDRs were $86.6 million, of which $85.9 million were current and have complied with the terms of their restructured agreement. As of December 31, 2014, total TDRs were $2.8 million, of which $1.8 million were current and have complied with the terms of their restructured agreement. The Company has allocated $4.5 million and $0 in specific allowance for those loans at December 31, 2015 and 2014, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2015 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	48	$78,466	$78,466
Commercial real estate	3	5,049	5,049
Commercial construction	1	661	661
Residential real estate	1	110	110
Consumer	1	4	4

Total	54	$84,290	$84,290

The increase in performing TDRs was due to loans secured by New York City taxi medallions that were modified during the second quarter of 2015. The modifications consisted of a deferral of principal amortization from approximately 25-30 year amortization to interest-only. There was no extension of the loans’ contractual maturity dates, there was no forgiveness of principal, and the interest rates on these loans were increased from approximately 3%-3.25% to 3.75%. These loans were accruing prior to modification and remained in accrual status post-modification.

The $4.5 million in specific allocations associated with taxi medallion lending referred to above was calculated based on the fair value of the collateral, and excludes any consideration for the personal guarantees of borrowers, which provides an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at December 31, 2015 was approximately $800,000. A specific allocation was required at December 31, 2015 primarily due to a decline in the value of taxi medallions.

The TDRs described above increased the allowance for loan and lease losses by $4.5 million. There were no charge-offs in connection with a loan modification at the time of modification during the year ended December 31, 2015. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2015.

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended December 31, 2014 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	1	$672	$289
Commercial real estate	-	-	-
Commercial construction	-	-	-
Residential real estate	2	275	272

Total	3	$947	$561

The TDRs presented as of December 31, 2014 did not increase the allowance for loan and lease losses and resulted in charge-offs of $333,000 during the year ended December 31, 2014. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2014.

There were no troubled debt restructurings that occurred during the year ended December 31, 2013.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated
	Useful Life
	(Years)	2015	2014
	(dollars in Thousands)
Land	-	$2,403	$2,403
Buildings	20-40	16,490	16,490
Furniture, fixtures and equipment	3-7	27,235	24,809
Leasehold improvements	10-20	12,230	10,757
Subtotal		58,358	54,459
Less: accumulated depreciation and
amortization		35,291	32,977
Subtotal		23,067	21,482
Less: fair value adjustment for
acquired leases		(734)	(829)
Total premises and equipment, net		$22,333	$20,653

Depreciation and amortization expense of premises and equipment was $2.3 million, $1.5 million and $0.9 million for 2015, 2014 and 2013, respectively.

Capital Leases: As a result of the Merger, the Company acquired a lease agreement for a building under a capital lease. The lease arrangement requires monthly payments through 2028.

The Company has included this lease in premises and equipment as follows (dollars in thousands):

	2015	2014
Capital Lease	$3,422	$3,422
Less: accumulated amortization	1,198	1,026
	$2,224	$2,396

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, 2015 (dollars in thousands):

2016	$292
2017	292
2018	292
2019	321
2020	321
Thereafter	2,699
Total minimum lease payments	4,217

Less amount representing interest	1,332
Present value of net minimum
lease payments	$2,885

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment – (continued)

Operating Leases: Occupancy and equipment expense includes rentals for premises and equipment of $2,136,000 in 2015, $1,557,000 in 2014 and $1,094,000 in 2013. At December 31, 2014, the Company was obligated under a number of noncancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases.

Future minimum lease payments under these leases are as follows (dollars in thousands)

2016	$1,915
2017	1,548
2018	1,481
2019	1,350
2020	1,284
Thereafter	5,463

Note 7 - Goodwill and Other Intangible Assets

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

Step zero impairment testing is an assessment of qualitative factors that affect the likelihood of impairment. Based upon management’s review, the Company’s intangible assets were not impaired and there has been no impairment through December 31, 2015. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	2015	2014
Beginning of year	$145,909	$16,804
Acquired goodwill	-	129,105
Impairment	-	-
End of year	$145,909	$145,909

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
As of December 31, 2015:
Core deposit intangibles	$6,011	$(2,103)	$3,908

As of December 31, 2014:
Core deposit intangibles	$6,011	$(1,186)	$4,825

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Goodwill and Other Intangible Assets (continued)

Aggregate amortization expense was $917,000, $507,000 and $30,000 for 2015, 2014 and 2013. Estimated amortization expense for each of the next five years (in thousands):

2016	$820
2017	724
2018	627
2019	531
2020	434

Note 8 - Deposits

Time Deposits

As of December 31, 2015 and 2014, the Company's total time deposits were $774.7 million and $669.4 million, respectively. As of December 31, 2015, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2016	$344,224
2017	173,629
2018	163,046
2019	86,562
2020	7,256
Total	$774,717

The amount of time deposits with balances of $250,000 or more was $142.8 million and $108.0 million as of December 31, 2015 and 2014, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Borrowed Funds:

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	December 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(in thousands)
By type of borrowing:
FHLB borrowings	$656,587	1.26%	$464,553	1.18%
Repurchase agreements	15,000	5.95%	31,000	5.90%
Total borrowings	$671,587	1.37%	$495,553	1.48%

By remaining period to maturity:
One year or less	$270,587	0.64%	258,553	0.50%
One to two years	171,000	1.56%	30,000	1.40%
Two to three years	130,000	1.84%	71,000	2.33%
Three to four years	35,000	1.60%	96,000	2.67%
Four to five years	65,000	2.82%	-
Greater than five years	-		40,000	3.42%
Total borrowings	$671,587	1.37%	$495,553	1.48%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

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

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate while the REPOs are variable rate advances. The advances at December 2015 were collateralized by approximately $1.2 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At December 31, 2015 the Company had remaining borrowing capacity of approximately at FHLB of $536 million.

Note 10 – Securities Sold under Agreements to Repurchase

Repurchase agreements are secured borrowings. The Company pledges investment securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows:

	2015	2014	2013
Average daily balance during the year	$22,890	$31,000	$31,000
Average interest rate during the year	5.92%	5.90%	5.90%
Maximum month-end balance during the year	$31,000	$31,000	$31,000%
Weighted average interest rate during the year	5.92%	5.90%	5.90%

The table below shows the remaining contractual maturity of agreement by fair value of collateral pledged:

	2015
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
Repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$6,313	$6,313
Residential mortgage pass-through securities	-	-	-	12,589	12,589
Total Borrowings	$-	$-	$-	$18,902	$18,902

Amounts related to agreements not included in offsetting disclosure in Note 13					$3,902

The fair value of securities pledged to secure repurchase agreement may decline. The Company manages this risk by having a policy to pledge securities valued at 8% above the gross outstanding balance of repurchase agreement. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $18.8 million and $40.0 million at year-end 2015 and 2014.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at December 31, 2015 was 3.17%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at December 31, 2015 and December 31, 2014.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2015, unamortized costs related to the debt issuance were $812,000.

The net proceeds from the sale of the Notes is expected to be used to redeem, before March 31, 2016, $11.3 million of Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program, and for general corporate purposes, which included the Parent Corporation contributing $35.0 million of common equity to the Bank on June 30, 2015.

In connection with the issuance of the Notes, the Parent Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB- for the Company’s subordinated debt and a senior deposit rating of BBB+ for the Bank.

Note 12 - Income Taxes

The current and deferred amounts of income tax expense for 2015, 2014 and 2013 are as follows (dollars in thousands):

	2015	2014	2013
Current:
Federal	$22,512	$7,715	$5,658
State	907	946	87
Subtotal	23,419	8,661	5,745
Deferred:
Federal	(3,835)	223	1,906
State	342	(39)	(167)
Subtotal	(3,493)	184	1,739
Income tax expense	$19,926	$8,845	$7,484

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes – (continued)

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons (dollars in thousands):

	2015	2014	2013
Income before income tax expense	$61,237	$27,410	$27,409
Federal statutory rate	35%	35%	35%
Computed “expected” Federal income tax
expense	21,433	9,593	9,593
State tax, net of Federal tax benefit	812	589	(53)
Bank owned life insurance	(624)	(456)	(477)
Tax-exempt interest and dividends	(1,584)	(1,511)	(1,645)
Other, net	(111)	630	66
Income tax	$19,926	$8,845	$7,484

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2015 and 2014 are presented in the following table:

	2015	2014
	(dollars in thousands)
Deferred tax assets:
Nonaccrual interest	$349	$171
Allowance for loan and lease losses	10,798	5,681
Pension actuarial losses	2,605	2,980
Purchase accounting	7,195	9,221
Deferred compensation	1,479	1,066
Unrealized losses on securities and swaps	422	-
Deferred loan costs, net of fees	460	-
Accrued rent	530	476
Other	25	34
New Jersey net operating loss	-	902
Capital lease	427	389
Total deferred tax assets	$24,290	$20,920
Deferred tax liabilities:
Employee benefit plans	$1,370	$1,199
Depreciation	1,001	886
Market discount accretion	41	91
Deferred loan costs, net of fees	-	317
Prepaid expenses	341	393
Unrealized gains on securities and swaps	-	2,403
Other	27	64
Total deferred tax liabilities	2,780	5,353
Net deferred tax asset	$21,510	$15,567

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes – (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets for state purposes is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible, while for Federal purposes the deferred tax assets can also be realized through tax carrybacks. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2015 and 2014, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. The Company’s federal income tax returns are open and subject to examination from the 2012 tax return year and forward. The Company’s state income tax returns are generally open from the 2011 and later tax return years based on individual state statutes of limitations.

Note 13 – Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Footnote 20 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions.

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of December 31, 2015 and December 31, 2014:

				Gross Amounts Not Offset
		Gross Amounts
		Offset in the	Net Amounts		Cash or
		Statement of	of Assets Presented	Financial	Financial
	Gross Amounts	Financial	in the Statement of	Instruments	Instrument	Net
	Recognized	Position	Financial Position	Recognized	Collateral	Amount
	(in thousands)
December 31, 2015
Assets:
Interest rate
swaps	$—	$—	$—	$—	$—	$—
Liabilities:
Interest rate
swaps	$131	$—	$131	$—	$131	$—
Repurchase
agreements	15,000	—	15,000	—	15,000	—
Total	$15,131	$—	$15,131	$—	$15,131	$—
December 31, 2014
Assets:
Interest rate
swaps	$48	$—	$48	$—	$—	$48
Liabilities:
Interest rate
swaps	$—	$—	$—	$—	$—	$—
Repurchase
agreements	31,000	—	31,000	—	31,000	—
Total	$31,000	$—	$31,000	$—	$31,000	$—

For the year ended December 31, 2014 there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

Note 14 - Commitments, Contingencies and Concentrations of Credit Risk

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

A substantial portion of the Bank’s loans are secured by real estate located in New Jersey and New York. Accordingly, the collectability of a substantial portion of the loan portfolio of the Bank is susceptible to changes in the metropolitan New York real estate market.

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2015 and 2014:

	2015	2014
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$278,201	$236,447
Home equity and other revolving lines of credit	52,191	56,031
Outstanding commercial mortgage loan commitments	273,552	169,043
Standby letters of credit	20,895	27,500
Overdraft protection lines	770	800
Total	$625,609	$489,821

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based upon the information currently available in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Company.

Note 15 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2015 and 2014, were as follows (dollars in thousands):

	2015	2014
Beginning balance	$44,353	$20,365
New loans	-	150
Loans assumed in Merger	-	31,325
Repayments	(5,121)	(7,487)

Ending balance	$39,232	$44,353

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Transactions with Executive Officers, Directors and Principal Stockholders – (continued)

Deposits from principal officers, directors, and their affiliates at December 31, 2015 and 2014 were $29,586,000 and $19,400,000, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). The Company leases branch facilities from related party entities. In addition, the Company also utilizes an advertising and public relations agency at which one of the Company’s directors is President and CEO and a principal owner. For these transactions, the expenses are not significant to the operations of the Company.

Note 16 - Stockholders’ Equity and Regulatory Requirements

On September 15, 2011, the Company issued $ 11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Company issued to the Treasury a total of 11,250 shares of the Company’s Senior Noncumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Company redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The current dividend rate is 1.0% and will increase to 9.0% on March 15, 2016. The Company expects to repurchase all outstanding $11.25 million SBLF preferred stock by March 31, 2016.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, an certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervisions’ capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi- year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. Management believes as of December 31, 2015, the Bank and the Parent Corporation meet all capital adequacy requirements which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. At year-end, 2015 and 2014, the most recent regulatory notifications categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2015 and 2014, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders’ Equity and Regulatory Requirements – (continued)

					For Classification
					Under Corrective
			Minimum		Action Plan
			Capital Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank	(dollars in thousands)
December 31, 2015
Leverage (Tier 1)
capital	$372,979	9.96%	$149,724	4.00%	$187,154	5.00%
Risk-Based
Capital:
CET 1	$372,979	10.55%	$159,028	4.50%	$229,707	6.50%
Tier 1	372,979	10.55%	212,037	6.00%	282,716	8.00%
Total	399,551	11.31%	282,716	8.00%	353,395	10.00%
December 31, 2014
Leverage (Tier 1)
capital	$300,399	9.33%	$128,729	4.00%	$160,911	5.00%
Risk-Based
Capital:
Tier 1	$300,399	10.40%	$115,493	4.00%	$173,239	6.00%
Total	314,769	10.90%	230,986	8.00%	288,732	10.00%

			Minimum Capital		For Classification
			Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company	(dollars in thousands)
December 31, 2015
Leverage (Tier 1)
capital	$339,544	9.07%	$149,776	4.00%	N/A	N/A
Risk-Based
Capital:
CET 1	$323,139	9.14%	$159,078	4.50%	N/A	N/A
Tier 1	339,544	9.61%	212,104	6.00%	N/A	N/A
Total	416,116	11.77%	282,805	8.00%	N/A	N/A
December 31, 2014
Leverage (Tier 1)
capital	$301,593	9.37%	$128,747	4.00%	N/A	N/A
Risk-Based
Capital:
Tier 1	$301,593	10.44%	$115,561	4.00%	N/A	N/A
Total	315,963	10.94%	231,121	8.00%	N/A	N/A

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Comprehensive Income

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

				Affected Line Item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated			Statement Where Net Income is
Comprehensive Income Components	Other Comprehensive Income			Presented
	Twelve Months Ended
	December 31,
(dollars in thousands)	2015	2014	2013
OTTI losses	$-	$-	$(652)	Net investment securities gains
	-	-	178	Tax benefit (expense)
	-	-	(474)	Net of tax
Sale of investment securities available-for-
sale	3,931	2,818	2,363	Net investment securities gains
	(1,564)	(986)	(645)	Tax benefit (expense)
	2,367	1,832	1,718	Net of tax
Amortization of unrealized holding (losses)
gains on securities transferred from
available-for-sale to held-to-maturity	(220)	(215)	58	Interest income
	90	91	(19)	Tax benefit (expense)
	(130)	(124)	39	Net of tax
Amortization of net pension plan actuarial losses	(433)	(204)	(654)	Employee benefits expense
	177	83	267	Tax benefit (expense)
	(256)	(121)	(387)	Net of tax
Total reclassification	$1,981	$1,587	$896	Net of tax

Accumulated other comprehensive loss at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(dollars in thousands)
Investment securities available for sale, net of tax	$713	$4,874
Cash flow hedge, net of tax	(77)	28
Unamortized component of securities transferred from
available-for-sale to held-to-maturity, net of tax	(1,173)	(1,301)
Defined benefit pension and post-retirement plans, net of tax	(4,072)	(4,615)
Total	$(4,609)	$(1,014)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits

Defined Benefit Plans

The Company maintains a frozen noncontributory pension plan covering employees of the Company prior to the Merger. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in the form of a ten year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and are generally equal to 44% of a participant’s highest average compensation over a 5-year period.

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans at December 31, 2015 and 2014.

	2015	2014
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$15,074	$13,569
Interest cost	519	576
Actuarial (gain) loss	(466)	2,023
Benefits paid	(717)	(701)
Settlements	(1,342)	(393)
Projected benefit obligation at end of year	$13,068	$15,074

Change in Plan Assets:
Fair value of plan assets at beginning year	$10,414	$11,026
Actual return on plan assets	(296)	413
Employer contributions	2,000	-
Benefits paid	(717)	(701)
Settlements	(1,114)	(324)
Fair value of plan assets at end of year	$10,287	$10,414
Funded status	$(2,781)	$(4,660)

The accumulated benefit obligation was $13.1 million and $15.1 million as of the year ended December 31, 2015 and 2014, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. The Company expects to recognize approximately $295,000 of the net actuarial loss reported in the following table as of December 31, 2015 as a component of net periodic pension expense during 2016.

	2015	2014
Net actuarial loss recognized in accumulated other
comprehensive income	$6,677	$7,595

The net periodic pension expense and other comprehensive income (before tax) for 2015, 2014 and 2013 includes the following:

	2015	2014	2013
	(dollars in thousands)
Interest cost	$519	$576	$529
Expected return on plan assets	(562)	(596)	(488)
Net amortization	433	223	375
Recognized settlement loss	650	1	-
Total net periodic pension expense	$1,040	$204	$416

Total (gain) loss recognized in other comprehensive income	(918)	1,896	(654)
Total recognized in net periodic expense and other comprehensive income (before tax)	$122	$2,100	$(238)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2015	2014	2013
Discount rate	4.06%	3.76%	4.84%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%

The following information is provided for the year ended December 31:

	2015	2014	2013
	(dollars in thousands)
Weighted average assumptions used to determine net
periodic benefit cost for years ended December 31
Discount rate	3.76%	4.84%	4.03%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2015 and 2014, target allocation for 2016, and expected long-term rate of return by asset are as follows:

				Weighted
				Average
		% of Plan	% of Plan	Expected
		Assets –	Assets –	Long-Term
	Target	Year Ended	Year Ended	Rate of
No Related Allowance Recorded	Allocation	2015	2014	Return
Equity Securities
Domestic	48%	47%	42%	2.9%
International	13%	15%	13%	0.8%
Debt and/or fixed income securities	29%	28%	36%	1.3%
Mutual funds	8%	8%	-	0.5%
Cash and other alternative investments,
including real estate funds, hedge funds and
equity structured notes	2%	2%	9%	0%
Total	100%	$100%	$100%	$5.5%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets at December 31, 2015 and 2014, by asset class, are as follows:

	December 31,
	2015	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$114	$114	$-	$-
Equity securities:
U.S. companies	4,832	4,832	-	-
International
companies	1,584	1,584	-	-
Debt and/or fixed
income securities	2,904	2,904
Real estate funds	73	73	-	-
Mutual funds	780	780	-	-
Total	$10,287	$10,287	$-	$-

	December 31,
	2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$869	$869	$-	$-
Equity securities:
U.S. companies	4,304	4,304	-	-
International
companies	1,394	1,394	-	-
Debt and/or fixed
income securities	3,754	3,754
Real estate funds	93	93	-	-
Total	$10,414	$10,414	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

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

Cash Flows

Contributions

The Bank expects to contribute $2.0 million to its Pension Trust in 2016.

The Moving Ahead for Progress in the 21st Century Act, which was enacted on July 6, 2012, contained special rules related to funding stabilization for single employer defined benefit plans. Under these provisions, the interest rates used to calculate the plan’s funding percentages and minimum required contribution are adjusted as necessary to fall within a specified range that is determined based on an average of rates for the 25 year period ending on September 30 of the calendar year preceding the first day of the Plan year. For Plan years beginning in 2013, the range is 85% - 115 % of the 25 year average. The application of the adjusted rates produced a 2013 required minimum contribution to the Plan to approximately $400,000. However, a decision was made to contribute a total of $3,700,000 for the 2013 plan year in order to make significant progress toward fully funding Plan liabilities and that amount has been contributed for the 2013 Plan Year.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (in thousands):

2016	$744
2017	744
2018	733
2019	744
2020	751
2021-2025	3,765

401(k) Benefit Plan

The Company maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2013 Plan Year, the Plan was amended to provide for a 3% nonelective safe harbor contribution for all participants. For 2015, 2014 and 2013, employer contributions amounted to $338,000, $291,000 and $265,000, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation

The Company maintains three stock-based compensation plans from which new grants could be issued. The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. Grants under the existing plans can be in the form of stock options (qualified or non-qualified), restricted shares, or performance units. Shares available for grant and issuance under the existing plans as of December 31, 2015 are as follows: 202,219 under the 2009 Equity Incentive Plan, 380,644 under the 2003 Non-Employee Director Stock Option Plan, and 235,090 shares under the North Jersey Community Bancorp 2009 Equity Compensation Plan. The Company intends to issue all shares under these plans in the form of newly issued shares.

Restricted stock and option awards typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock awards granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after 3 years. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock while options and performance units do not.

All awards are issued at fair value of the underlying shares at the grant date. Shares issued by Legacy ConnectOne prior to its IPO in 2013 were granted at book value per share as of the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period.

No options were granted in 2015 or 2014. In 2013, 41,639 stock options were issued. Total compensation expense related to options granted under the plans was $12,000, $58,000 and $59,000 for 2015, 2014 and 2013, respectively.

During 2015, 69,258 restricted shares were awarded. During 2014 no restricted shares were issued and during 2013, 18,829 shares were awarded. The compensation expense related to restricted stock awards was $746,000, $165,000 and $24,000 in 2015, 2014 and 2013, respectively.

In 2015, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing January 1, 2015. Under the agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest on the third anniversary of the grant date or on an earlier date in the event of a change in control, as defined in the agreement. At December 31, 2015, the specific number of shares related to performance unit awards that were expected to vest was 94,585, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 113,502 shares. The total amount of compensation cost related to performance unit awards included in salary expense was $409,000 in 2015. No performance units were issued in 2014 or 2013 and no expenses relating to performance units were included for 2014 or 2013.

The fair value of stock option payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	2015	2014	2013
Weighted average fair value of grants	$-	$-	$2.50-2.87
Risk-free interest rate	-%	-%	1.86-2.29%
Dividend yield	-%	-%	1.76-2.11%
Expected volatility	-%	-%	23.21-33.74%
Expected life in months		-	69-90

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation – (continued)

Option activity under the principal option plans as of December 31, 2015 and changes during the twelve months ended December 31, 2015 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2014	882,657	$5.65
Granted	-	-

Exercised	(340,492)	4.19
Forfeited/cancelled/expired	(6,259)	5.60
Outstanding at December 31, 2015	535,906	$6.48	3.16	$6,541,740
Exercisable at December 31, 2015	532,376	$6.43	3.13	$6,526,031

Information related to the stock option plan during 2015:

2015
Intrinsic value of options exercised	$5,218,993
Cash received from options exercised	1,424,814
Tax benefit realized from options exercised	341,000
Weighted average fair value of options granted	-

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Parent Corporation’s stock.

The below table represents information regarding restricted shares currently outstanding at December 31, 2015:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2014	50,303	$11.79
Granted	69,258	18.13
Vested	(19,061)	11.53
Forfeited/cancelled/expired	(3,598)	18.43
Nonvested at December 31, 2015	96,902	$16.81

As of December 31, 2015, there was $976,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 16.07 months. The total fair value of shares vested during year ended December 31, 2015 and 2014, was $225,000 and 374,000, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation – (continued)

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unearned at December 31, 2014	-	$-
Awarded	94,585	19.46
Forfeited	-	-
Expired	-	-
Unearned at December 31, 2015	94,585	$19.46

At December 31, 2015, compensation cost of $1,329,345 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.2 years.

Note 20 - Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. At December 31, 2015, approximately $116.8 million was available for payment of dividends based on regulatory guidelines.

Note 21 – Derivatives

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

Summary information about the interest rate swap designated as a cash flow hedges as of year-end is as follows (dollars in thousands):

	December 31,	December 31,
	2015	2014
Notional amount	$75,000	$50,000
Weighted average pay rates	1.56%	1.58%
Weighted average receive rates	0.44%	0.24%
Weighted average maturity	3.8 years	4.4 years
Fair value	$(131)	$48

Interest expense recorded on these swaps transactions totaled approximately $763,500 and $60,000 during 2015 and 2014 and is reported as a component of interest expense on FHLB Advances. There are no related expenses for the years ended December 31, 2013.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Derivatives – (continued)

Cash Flow Hedge

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the year ended December 31:

2015
	Amount of loss	Amount of loss	Amount of loss
	recognized	reclassified	recognized in other
	in OCI (Effective	from OCI to	Non-interest income
(in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(179)	$-	$-

2014
	Amount of loss	Amount of loss	Amount of loss
	recognized	reclassified	recognized in other
	in OCI (Effective	from OCI to	Non-interest income
(in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$48	$-	$-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014:

	2015		2014
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$75,000	$(131)	$50,000	$48

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 21, 2015 and December 31, 2014.

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

FASB ASC 820-10-05 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and December 31, 2014 are as follows:

		December 31, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$29,146	$-	$29,146	$-
Residential mortgage pass-
through securities	44,910	-	44,910	-
Commercial mortgage pass-
through securities	2,972	-	2,972	-
Obligations of U.S. states and
political subdivision	8,357	-	8,357	-
Trust preferred securities	16,255	-	16,255	-
Corporate bonds and notes	53,976	-	53,976	-
Asset-backed securities	19,725	-	19,725	-
Certificates of deposit	1,905	-	1,905	-
Equity securities	374	374	-	-
Other securities	18,150	18,150	-	-
Total available-for-sale	195,770	18,524	177,246	-
Loans held for sale	-	-	-	-
Total assets	$195,770	$18,524	$177,246	$-
Liabilities
Derivatives	$131	$-	$131	$-
Total liabilities	$131	$-	$131	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2014
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$32,817	$-	$32,817	$-
Residential mortgage pass-
through securities	60,356	-	60,356	-
Commercial mortgage pass-
through securities	3,046	-	3,046	-
Obligations of U.S. states and
political subdivision	8,406	-	8,406	-
Trust preferred securities	16,306	-	16,306	-
Corporate bonds and notes	125,777	-	125,777	-
Asset-backed securities	27,502	-	27,502	-
Certificates of deposit	2,123	-	2,123	-
Equity securities	307	307	-	-
Other securities	12,892	12,892	-	-
Total available-for-sale	289,532	13,199	276,333	-
Derivatives	48	-	48	-
Total assets	$289,580	$13,199	$276,381	$-

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2015 and 2014.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The Company primarily utilized appraisal value less cost to sell and other unobservable market inputs to determine fair value of assets, and therefore, these valuations are classified as a Level 3 measurement. For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2015 and 2014 are as follows:

Impaired loans	Valuation Techniques	Range of Unobservable Inputs
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 15%. Adjustment for age of lease payments. Market capitalization rates between 4% and 8%.

Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	December 31,	Assets	Inputs	Inputs
basis:	2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	(in thousands)
Commercial	$77,717	$-	$-	$77,717

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets Measured at Fair Value on a Non-	December 31,	Assets	Inputs	Inputs
Recurring Basis	2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	(in thousands)
Commercial	$276	$-	$-	$276
Commercial real estate	3,369	-	-	3,369

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014.

Impaired loans - The value of the impaired loans above were measured based upon the fair value of the collateral of the loans. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral. Impaired loans at December 31, 2015 that required a valuation allowance during 2015 were $84.4 million with a related valuation allowance of $6.7 million compared to $3.9 million with a related valuation allowance of $262,000 at December 31, 2014.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2015 and December 31, 2014.

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2015
Financial assets
Cash and due from banks	$200,895	$200,895	$200,895	$-	$-
Investment securities available-for-sale	195,770	195,770	18,524	177,246	-
Investment securities held-to-maturity	224,056	230,558	29,226	182,774	18,558
Restricted investment in bank stocks	32,612	n/a	n/a	n/a	n/a
Net loans	3,072,435	3,059,343	-	-	3,059,343
Accrued interest receivable	12,545	12,545	68	2,699	9,778

Financial liabilities
Noninterest-bearing deposits	650,775	650,775	650,775	-	-
Interest-bearing deposits	2,140,191	2,137,149	-	2,137,149	-
Borrowings	671,587	674,131	-	674,131	-
Subordinated debentures	55,155	55,209	-	55,209	-
Derivatives	131	131	-	131	-
Accrued interest payable	4,387	4,387	-	4,387	-

December 31, 2014
Financial assets
Cash and due from banks	$126,847	$126,847	$126,847	$-	$-
Investment securities available-for-sale	289,532	289,532	13,199	276,333	-
Investment securities held-to-maturity	224,682	231,445	29,184	183,489	18,772
Restricted investment in bank stocks	23,535	n/a	n/a	n/a	n/a
Net loans	2,524,481	2,538,415	-	-	2,538,415
Derivatives	48	48	-	48	-
Accrued interest receivable	11,700	11,700	68	3,674	7,958

Financial liabilities
Noninterest-bearing deposits	492,516	492,516	492,516	-	-
Interest-bearing deposits	1,983,091	1,990,484	-	1,990,484	-
Borrowings	495,553	505,641	-	505,641	-
Subordinated debentures	5,155	4,768	-	4,768	-
Accrued interest payable	3,930	3,930	-	3,930	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Note 23 - Parent Corporation Only Financial Statements

The Parent Corporation operates its wholly-owned subsidiary, the Bank. The earnings of this subsidiary are recognized by the Parent Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Parent Corporation’s investment in the subsidiaries and dividends paid reduce the investment in the subsidiaries. The ability of the Parent Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Parent Corporation are restricted under supervisory regulations (see Note 19 of the Notes to Consolidated Financial Statements).

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2015	2014
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$14,857	$274
Investment in subsidiaries	515,934	450,185
Securities available for sale	533	463
Other assets	3,070	2,250
Total assets	$534,394	$453,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,895	$1,798
Subordinated debentures	55,155	5,155
Stockholders’ equity	477,344	446,219
Total liabilities and stockholders’ equity	$534,394	$453,172

Condensed Statements of Income

	For Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Income:
Dividend income from subsidiaries	$10,537	$9,276	$4,393
Other income	7	6	6
Net gains on available for sale securities	-	-	22
Management fees	-	100	353
Total Income	10,544	9,382	4,774
Expenses	(1,705)	(707)	(765)
Income before equity in undistributed earnings
of subsidiaries	8,839	8,675	4,009
Equity in undistributed earnings of subsidiaries	32,472	9,890	15,916
Net Income	$41,311	$18,565	$19,925

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2015	2014	2013
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$41,311	$18,565	$19,925
Adjustments to reconcile net income to net cash
provided by operating activities:
Net gains on sales of available for sale securities	-	-	(22)
Equity in undistributed earnings of subsidiary	(32,472)	(9,890)	(15,916)

Increase in other assets	(820)	(1,979)	(167)
Decrease in other liabilities	(1,840)	(1,010)	(276)
Stock based compensation	747	223	59
Net cash provided by operating activities	6,926	5,909	3,603
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	-	-	181
Capital infusion to subsidiary	(35,000)	-	-
Net cash provided by (used in) investing activities	(35,000)	-	181
Cash flows from financing activities:

Proceeds from subordinated debt	50,000	-	-
Cash dividends on common stock	(8,996)	(6,940)	(4,254)
Cash dividends on preferred stock	(112)	(140)	(141)
Issuance of restricted stock award	-	-	243
Issuance cost of common stock	-	(7)	(13)

Proceeds from exercise of stock options	1,424	885	21
Tax expense from stock based compensation	341	282	16
Net cash used in financing activities	42,657	(5,920)	(4,128)
Decrease in cash and cash equivalents	14,583	(11)	(344)
Cash and cash equivalents at beginning of year	274	285	629
Cash and cash equivalents at the end of year	$14,857	$274	$285

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Quarterly Financial Information of ConnectOne Bancorp, Inc. (Unaudited)

	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$37,230	$36,186	$34,181	$33,370
Total interest expense	6,774	6,459	5,503	5,078
Net interest income	30,456	29,727	28,678	28,292
Provision for loan and lease losses	5,055	4,175	1,550	1,825
Total other income, net of securities
gains	1,225	1,752	3,215	1,049
Net securities gains	1,138	2,067	221	506
Other expense	13,579	13,301	14,974	12,631
Income before income taxes	14,185	16,070	15,590	15,391
Provision from income taxes	4,617	5,228	5,069	5,012
Net income	9,568	10,842	10,521	10,379
Preferred dividends	28	28	28	28
Net income available to common
stockholders	9,540	10,814	10,493	10,351

Earnings per share:
Basic	$0.32	$0.36	$0.35	$0.35
Diluted	$0.31	$0.36	$0.35	$0.34
Weighted average common shares
outstanding:
Basic	30,033,062	30,045,818	29,868,247	29,757,316
Diluted	30,310,905	30,335,571	30,231,480	30,149,469

	2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$33,130	$32,343	$14,401	$14,337
Total interest expense	4,550	4,797	2,733	2,727
Net interest income	28,580	27,546	11,668	11,610
Provision for loan and lease losses	2,474	1,300	284	625
Total other income, net of securities
gains	1,358	1,062	1,150	1,106
Net securities (losses) gains	718	111	574	1,415
Other expense	15,164	25,400	6,744	7,496
Income before income taxes	13,018	2,019	6,364	6,010
Provision from income taxes	4,995	253	1,986	1,612
Net income	8,023	1,766	4,378	4,398
Preferred dividends	28	28	28	28
Net income available to common
stockholders	7,995	1,738	4,350	4,370

Earnings per share:
Basic	$0.27	$0.06	$0.27	$0.27
Diluted	$0.27	$0.06	$0.26	$0.27
Weighted average common shares
outstanding:
Basic	29,699,301	29,636,001	16,372,885	16,350,183
Diluted	30,149,244	30,108,103	16,430,376	16,405,540

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that because of the weaknesses discussed below, the Company’s disclosure controls and procedures were not effective as of such date.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

In the course of business, and from time to time, the Company modifies loans at the request of borrowers. Modifications that involve borrowers experiencing financial difficulties and that result in concessions regarding loan terms including reduced interest rates, deferral of principal and extension of maturities can be deemed troubled debt restructurings. We recently identified material weaknesses in our controls over the identification and measurement of troubled debt restructurings in our taxi medallion portfolio, which, due to loan size and structure, is underwritten using market and industry data, and did not contain individual loan information required to accurately assess whether or not a modification should be deemed a TDR and the measurement of impairment for such TDRs. Upon completion of the review, it was determined that $75.4 million carrying value of taxi medallion loans, which were originally deemed to not be TDRs, should have been deemed TDRs when they were modified in April 2015.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Controls Over Financial Reporting

When the material weaknesses were identified, we enhanced our internal controls concerning identification of all TDRs by (i) strengthening our policies and procedures, including requirements that we obtain and analyze current information on each individual borrower and (ii) enhancing oversight, monitoring and approval authorities, before agreeing to any modification of a borrower’s loan. We also enhanced our internal controls concerning measurement of TDR impairment with regard to taxi medallion loans by employing the services of a third-party valuation firm specializing in the industry and implementing a control to evaluate the results of the third-party. Despite these control enhancements, we cannot assert as of December 31, 2015 that our material weaknesses have been fully remediated, due to insufficient time to fully test these controls.

Other than as discussed above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited ConnectOne Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ConnectOne Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management's Report on Internal Control Over Financial Reporting. Internal controls over the identification and measurement of troubled debt restructurings in the taxi medallion portfolio are not effective. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 4, 2016 on those consolidated financial statements.

In our opinion, because of the effects of the material weaknesses described above, ConnectOne Bancorp, Inc.’s has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of ConnectOne Bancorp, Inc. as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Livingston, New Jersey
March 4, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this part is included in the definitive Proxy Statement for the Company’s 2016 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2015 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2016 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2016 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description
3.1	The Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

3.2	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

10.1	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.2	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.

10.3	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.6	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.7	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.

10.8	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2006.

Exhibit No.	Description
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

10.13	North Jersey Community Bank 2005 Stock Option Plan – A(1)
10.14	North Jersey Community Bank 2005 Stock Option Plan – B(1)
10.15	North Jersey Community Bank 2006 Equity Compensation Plan (1)
10.16	North Jersey Community Bank 2008 Equity Compensation Plan (1)
10.17	North Jersey Community Bank 2009 Equity Compensation Plan (1)
10.18	2012 Equity Compensation Plan (1)
10.19	Subordinated Note Purchase Agreement dated June 30, 2015 (2)
10.20	Indenture dated June 30, 2015 with U.S. Bank, National Association as Trustee (2)
10.21	Registration Rights Agreement dated June 30, 2015 (2)
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant
23.1	Consent of Crowe Horwath LLP
23.2	Consent of BDO, USA LLP
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32	Personal certification of the chief executive officer and the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
101.INS	XBRL instance document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract on compensatory plan or arrangement.
(1)	Incorporated by reference from Exhibits 10.13,10.14, 10.15, 10.16, 10.17 and 10.18, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2014
(2)	Incorporated by reference from Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Current Report on Form 8-K filed July 2, 2015

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

CONNECTONE BANCORP, INC.
March 4, 2016	By:
/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 4, 2016, have signed this report below.

/s/ Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (principal executive
Frank Sorrentino III	officer

/s/William S. Burns	Executive Vice President & Chief Financial Officer (principal financial
William S. Burns	and accounting officer)

/s/Stephen Boswell	Director
Stephen Boswell

/s/Frank Baier	Director
Frank Baier

/s/Frank Huttle III	Director
Frank Huttle III

/s/Michael Kempner	Director
Michael Kempner

/s/Joseph Parisi, Jr.	Director
Joseph Parisi, Jr.

/s/ Frederick S. Fish	Director
Frederick S. Fish

/s/ Nicholas Minoia	Director
Nicholas Minoia

/s/ Harold Schechter	Director
Harold Schechter

/s/ William A. Thompson	Director
William A. Thompson

/s/ Alexander Bol	Director
Alexander Bol