Form 10-Q
period 2016-03-31
ConnectOne Bancorp, Inc.
filed 2016-05-06
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016 OR

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	30,179,900 shares
(Title of Class)	(Outstanding as of May 6, 2016)

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at March 31, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015
	(unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 (unaudited)
	and for the year ended December 31, 2015	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	54

Item 4.	Controls and Procedures	55

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1a.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

SIGNATURES

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(in thousands, except for share data)	2016	2015
	(unaudited)
ASSETS
Cash and due from banks	$34,603	$31,291
Interest-bearing deposits with banks	83,656	169,604
Cash and cash equivalents	118,259	200,895

Investment securities:
Available-for-sale	191,331	195,770
Held-to-maturity (fair value of $229,470 and $230,558)	219,373	224,056

Loans receivable	3,263,813	3,099,007
Less: Allowance for loan and lease losses	29,074	26,572
Net loans receivable	3,234,739	3,072,435

Investment in restricted stock, at cost	31,487	32,612
Bank premises and equipment, net	22,652	22,333
Accrued interest receivable	12,604	12,545
Bank-owned life insurance	79,412	78,801
Other real estate owned	1,696	2,549
Goodwill	145,909	145,909
Core deposit intangibles	3,691	3,908
Other assets	29,847	24,096
Total assets	$4,091,000	$4,015,909
LIABILITIES
Deposits:
Noninterest-bearing	$614,507	$650,775
Interest-bearing	2,278,564	2,140,191
Total deposits	2,893,071	2,790,966
Borrowings	646,501	671,587
Subordinated debentures (net of $763 and $812 in debt issuance costs)	54,392	54,343
Other liabilities	22,309	21,669
Total liabilities	3,616,273	3,538,565

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding
11,250 shares of Series B preferred stock at December 31, 2015; total liquidation value of $11,250 at
December 31, 2015	-	11,250

Common stock, no par value, authorized 50,000,000 shares; issued 32,227,000 shares at March 31, 2016 and 32,149,585 at December 31, 2015; outstanding 30,163,078 shares at March 31, 2016 and 30,085,663
at December 31, 2015	374,287	374,287
Additional paid-in capital	9,324	8,527
Retained earnings	112,663	104,606
Treasury stock, at cost (2,063,922 common shares at March 31, 2016 and December 31, 2015)	(16,717)	(16,717)
Accumulated other comprehensive loss	(4,830)	(4,609)
Total stockholders’ equity	474,727	477,344
Total liabilities and stockholders’ equity	$4,091,000	$4,015,909

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2016	2015
Interest income
Interest and fees on loans	$35,017	$29,314
Interest and dividends on investment securities:
Taxable	2,140	2,910
Tax-exempt	883	883
Dividends	352	220
Interest on federal funds sold and other short-term investments	134	43
Total interest income	38,526	33,370
Interest expense
Deposits	3,939	3,025
Borrowings	3,267	2,053
Total interest expense	7,206	5,078
Net interest income	31,320	28,292
Provision for loan and lease losses	3,000	1,825
Net interest income after provision for loan and lease losses	28,320	26,467
Noninterest income
Annuities and insurance commissions	40	86
Bank-owned life insurance	612	386
Net gains on sale of loans held for sale	35	114
Deposit, loan and other income	515	463
Net gains on sale of investment securities	-	506
Total other income	1,202	1,555
Noninterest expense
Salaries and employee benefits	7,599	6,628
Occupancy and equipment	2,247	2,082
FDIC insurance	595	560
Professional and consulting	711	494
Marketing and advertising	184	194
Data processing	1,024	900
Amortization of core deposit intangible	217	241
Other expenses	1,776	1,532
Total other expense	14,353	12,631
Income before income tax expense	15,169	15,391
Income tax expense	4,778	5,012
Net Income	10,391	10,379
Less: Preferred stock dividends	22	28
Net income available to common stockholders	$10,369	$10,351
Earnings per common share
Basic	$0.35	$0.35
Diluted	$0.34	$0.34
Weighted average common shares outstanding
Basic	29,995,870	29,757,316
Diluted	30,257,676	30,149,469
Dividends per common share	$0.075	$0.075

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net income	$10,391	$10,379
Other comprehensive income (loss):
Unrealized gains and losses on securities:
Unrealized holding gains on available-for-sale securities arising
during the period	895	1,509
Tax effect	(357)	(595)
Net of tax	538	914
Reclassification adjustment for realized gains included in net
income	-	(506)
Tax effect	-	207
Net of tax	-	(299)
Amortization of unrealized net losses on held-to-maturity
securities transferred from available-for-sale securities	51	65
Tax effect	(20)	(25)
Net of tax	31	40
Unrealized losses on cash flow hedge	(1,437)	(534)
Tax effect	587	218
Net of tax	(850)	(316)
Unrealized pension plan gains and losses:
Unrealized pension plan (losses) gains before reclassifications	(1)	634
Tax effect	-	(259)
Net of tax	(1)	375
Reclassification adjustment for realized losses included in net
income	102	108
Tax effect	(41)	(44)
Net of tax	61	64
Total other comprehensive (loss) income	(221)	778
Total comprehensive income	$10,170	$11,157

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid In	Retained	Treasury	Comprehensive	Stockholders’
(dollars in thousands, except for per share data)	Stock	Stock	Capital	Earnings	Stock	Loss	Equity
Balance as of December 31, 2014	$11,250	$374,287	$6,015	$72,398	$(16,717)	$(1,014)	$446,219
Net income	-	-	-	10,379	-	-	10,379
Other comprehensive income, net of tax	-	-	-	-	-	778	778
Dividend on series B preferred stock	-	-	-	(28)	-	-	(28)
Cash dividends declared on common stock
($0.075 per share)	-	-	-	(2,223)	-	-	(2,223)
Exercise of stock options (110,500 shares)	-	-	590	-	-	-	590
Restricted stock grants (59,466 shares)	-	-	-	-	-	-	-
Stock-based compensation	-	-	479	-	-	-	479
Balance as of March 31, 2015	$11,250	$374,287	$7,084	$80,526	$(16,717)	$(236)	$456,194
Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	10,391	-	-	10,391
Other comprehensive loss, net of tax	-	-	-	-	-	(221)	(221)
Dividend on series B preferred stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on common stock
($0.075 per share)	-	-	-	(2,312)	-	-	(2,312)
Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (5,495 shares)	-	-	42	-	-	-	42
Restricted stock grants (71,920 shares)	-	-	-	-	-	-	-
Stock-based compensation	-	-	755	-	-	-	755
Balance as of March 31, 2016	$-	$374,287	$9,324	$112,663	$(16,717)	$(4,830)	$474,727

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$10,391	$10,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	653	799
Provision for loan and lease losses	3,000	1,825
Amortization of intangibles	217	241
Net accretion of loans	(1,174)	(1,442)
Accretion on bank premises	(31)	(26)
Accretion on deposits	(75)	(191)
Accretion on borrowings	(86)	(143)
Stock-based compensation	755	479
Gains on sales of investment securities, net	-	(506)
Gains on sale of loans held for sale, net	(35)	(114)
Loans originated for resale	(1,916)	(8,468)
Proceeds from sale of loans held for sale	1,951	7,190
Net loss on sale of other real estate owned	115	112
Increase in cash surrender value of bank-owned life insurance	(612)	(386)
Amortization of premiums and accretion of discounts on investments securities, net	417	518
(Increase) decrease in accrued interest receivable	(58)	187
Increase in other assets	(7,137)	(49)
Increase (decrease) in other liabilities	960	(2,388)
Net cash provided by operating activities	7,335	8,017

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(19,135)	(1,543)
Sales	-	9,537
Maturities, calls and principal repayments	24,295	6,673
Investment securities held-to-maturity:
Purchases	(1,000)	(9,986)
Maturities and principal repayments	5,439	2,749
Net redemptions (purchases) of restricted investment in bank stocks	1,125	(1,339)
Net increase in loans	(164,130)	(100,708)
Purchases of premises and equipment	(941)	(478)
Proceeds from sale of other real estate owned	738	126
Net cash used in investing activities	(153,609)	(94,969)

Cash flows from financing activities
Net increase in deposits	102,180	20,595
Advances of FHLB borrowings	50,000	90,101
Repayments of FHLB borrowings	(75,000)	(60,363)
Cash dividends paid on common stock	(2,312)	(2,247)
Cash dividends paid on preferred stock	(22)	(28)
Redemption of preferred stock	(11,250)	-
Proceeds from exercise of stock options	42	590
Net cash provided by financing activities	63,638	48,648
Net change in cash and cash equivalents	(82,636)	(38,304)
Cash and cash equivalents at beginning of period	200,895	126,847
Cash and cash equivalents at end of period	$118,259	$88,543

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$6,492	$4,724
Income taxes	$10,235	$5,500

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or client. However, the clients’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

The preceding unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other interim period. The Company’s 2015 Annual Report on Form 10-K should be read in conjunction with these financial statements.

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

Note 2. New Authoritative Accounting Guidance

ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted ASU 2014-12 effective on January 1, 2016 and is not expected to have a significant impact on the Company's consolidated financial statements.

ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU No. 2015-03. The Company adopted ASU 2015-03 effective on January 1, 2016 and is not expected to have a significant impact on the Company's consolidated financial statements.

ASU No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960): Defined Contribution Pension Plans, (Topic 962): Health and Welfare Benefit Plans, (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." ASU No. 2015-12 simplifies accounting for employee benefit plans as follows: (i) fully benefit-responsive investment contracts are now to be measured, presented and disclosed at contract value, (ii) the requirement to disclose investments that represent 5 percent or more of net assets available for benefits has been eliminated, (iii) the net appreciation or depreciation in investments for the period should be presented in the aggregate, but is no longer required to be disaggregated and disclosed by general type, (iv) if an investment is measured using the net asset value per share (or its equivalent) practical expedient in Topic 820, and that investment is in a fund that files a U.S. Department of Labor Form 5500, Annual Return/Report of Employee Benefit Plan, as a direct filing entity, disclosure of that investment’s strategy is no longer required, and (v) allows employers to measure (as a practical expedient) benefit plan assets on a month-end date nearest to the employer’s fiscal year end when the fiscal period does not coincide with a month end. ASU No. 2015-12 is effective for the Company on January 1, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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
(unaudited)

Note 3. Earnings per Common Share

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

Earnings per common share have been computed as follows:

	Three Months Ended
	March 31,
(in thousands, except for per share data)	2016	2015
Net income	$10,391	$10,379
Preferred stock dividends	(22)	(28)
Net income available to common stockholders	$10,369	$10,351
Basic weighted average common shares outstanding	29,996	29,757
Effect of dilutive options	262	392
Diluted weighted average common shares outstanding	30,258	30,149
Earnings per common share:
Basic	$0.35	$0.35
Diluted	$0.34	$0.34

Note 4. Investment Securities

The Company’s investment securities are classified as available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2016. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities

The following tables present information related to the Company’s investment securities at March 31, 2016 and December 31, 2015 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Investment securities available-for-sale
Federal agency obligations	$31,370	$486	$(29)	$31,827
Residential mortgage pass-through securities	47,404	1,162	(21)	48,545
Commercial mortgage pass-through securities	2,965	88	-	3,053
Obligations of U.S. states and political subdivisions	9,642	164	-	9,806
Trust preferred securities	16,089	440	(350)	16,179
Corporate bonds and notes	40,771	873	(256)	41,388
Asset-backed securities	18,682	-	(528)	18,154
Certificates of deposit	1,496	20	-	1,516
Equity securities	376	29	(28)	377
Other securities	20,490	84	(88)	20,486
Total securities available-for-sale	$189,285	$3,346	$(1,300)	$191,331

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Investment securities held-to-maturity
U.S. Treasury and agency securities	$28,523	$1,890	$-	$30,413
Federal agency obligations	31,567	700	(8)	33,259
Residential mortgage-backed securities	3,489	28	(15)	3,502
Commercial mortgage-backed securities	1,317	30	-	1,347
Obligations of U.S. states and political divisions	117,416	6,208	-	123,624
Corporate bonds and notes	37,061	1,396	(132)	38,325
Total securities held-to-maturity	$219,373	$10,252	$(155)	$229,470

Total investment securities	$408,658	$13,598	$(1,455)	$420,801

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Investment securities available-for-sale
Federal agency obligations	$29,062	$142	$(58)	$29,146
Residential mortgage pass-through securities	44,155	803	(48)	44,910
Commercial mortgage pass-through securities	2,981	-	(9)	2,972
Obligations of U.S. states and political subdivisions	8,188	169	-	8,357
Trust preferred securities	16,088	398	(231)	16,255
Corporate bonds and notes	53,566	702	(292)	53,976
Asset-backed securities	20,005	18	(298)	19,725
Certificates of deposit	1,895	18	(8)	1,905
Equity securities	376	21	(23)	374
Other securities	18,303	-	(153)	18,150
Total securities available-for-sale	$194,619	$2,271	$(1,120)	$195,770

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Investment securities held-to-maturity
U.S. Treasury and agency securities	$28,471	$755	$-	$29,226
Federal agency obligations	33,616	280	(119)	33,777
Residential mortgage-backed securities	3,805	11	(6)	3,810
Commercial mortgage-backed securities	4,110	27	(2)	4,135
Obligations of U.S. states and political divisions	118,015	5,001	(3)	123,013
Corporate bonds and notes	36,039	719	(161)	36,597
Total securities held-to-maturity	$224,056	$6,793	$(291)	$230,558

Total investment securities	$418,675	$9,064	$(1,411)	$426,328

The following table presents information for investment securities at March 31, 2016, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2016
	Amortized	Fair
	Cost	Value
	(in thousands)
Investment securities available-for-sale:
Due in one year or less	$10,948	$10,967
Due after one year through five years	15,800	16,287
Due after five years through ten years	37,582	37,795
Due after ten years	53,720	58,821
Residential mortgage pass-through securities	47,404	48,545
Commercial mortgage pass-through securities	2,965	3,053
Equity securities	376	377
Other securities	20,490	20,486
Total	$189,285	$191,331
Investment securities held-to-maturity:
Due in one year or less	$1,000	$1,000
Due after one year through five years	14,561	14,907
Due after five years through ten years	85,428	90,182
Due after ten years	113,578	118,532
Residential mortgage pass-through securities	3,489	3,502
Commercial mortgage pass-through securities	1,317	1,347
Total	$219,373	$229,470

Total investment securities	$408,658	$420,801

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

Gross gains and losses from the sales, calls and maturities of investment securities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Proceeds	$-	$9,537
Gross gains on sales of investment securities	-	506
Gross losses on sales of investment securities	-	-
Net gains on sales of investment securities	-	506
Less: tax provision on net gains	-	207
Total	$-	$299

The Company performs regular analysis on the securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than-temporary impairment (“OTTI”) charges, through earnings, if they have the intent to sell, or more likely than not will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, and the Company determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

Temporarily Impaired Investments

The Company does not believe that the unrealized losses, for all securities, which were comprised of 46 and 74 investment securities as of March 31, 2016 and December 31, 2015, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2016.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Investment securities
available-for-sale:

Federal agency obligation	$7,070	$(29)	$6,836	$(28)	$234	$(1)
Residential mortgage
pass-through securities	7,173	(21)	6,679	(14)	494	(7)
Trust preferred securities	1,227	(350)	-	-	1,227	(350)
Corporate bonds and notes	15,553	(256)	11,727	(118)	3,826	(138)
Asset-backed securities	18,154	(528)	14,825	(417)	3,329	(111)
Equity securities	117	(28)	-	-	117	(28)
Other securities	5,412	(88)	-	-	5,412	(88)
Total	$54,706	$(1,300)	$40,067	$(577)	$14,639	$(723)

Investment securities
held-to-maturity:

Federal agency obligation	$4,161	$(8)	$2,300	$(6)	$1,861	$(2)
Residential mortgage
pass-through securities	1,920	(15)	1,920	(15)	-	-
Corporate bonds and notes	2,632	(131)	2,632	(131)	-	-
Total	$8,713	$(154)	$6,852	$(152)	$1,861	$(2)

Total temporarily impaired
securities	$63,419	$(1,454)	$46,919	$(729)	$16,500	$(725)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

	December 31, 2015
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$12,260	$(58)	$12,013	$(54)	$247	$(4)
Residential mortgage
pass-through securities	9,027	(48)	9,027	(48)	—	—
Commercial mortgage-backed
securities	2,971	(9)	2,971	(9)	—	—
Trust preferred securities	1,345	(231)	—	—	1,345	(231)
Corporate bonds and notes	16,533	(292)	12,702	(161)	3,831	(131)
Asset-backed securities	14,745	(298)	11,250	(188)	3,495	(110)
Certificates of deposit	215	(8)	215	(8)	—	—
Equity securities	123	(23)	—	—	123	(23)
Other securities	5,347	(153)	—	—	5,347	(153)
Total	$62,566	$(1,120)	$48,178	$(468)	$14,388	$(652)
Investment Securities
Held-to-Maturity:
Federal agency obligation	12,554	(119)	11,783	(109)	771	(10)
Residential mortgage
pass-through securities	2,480	(6)	2,480	(6)	—	—
Commercial mortgage-backed
securities	1,331	(2)	1,331	(2)	—	—
Obligations of U.S. states
and political subdivisions	981	(3)	981	(3)	—	—
Corporate bonds and notes	5,536	(161)	5,536	(161)	—	—
Total	$22,882	$(291)	$22,111	$(281)	$771	$(10)
Total Temporarily Impaired
Securities	$85,448	$(1,411)	$70,289	$(749)	$15,159	$(662)

Investment securities having a carrying value of approximately $155.3 million and $142.5 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window and Federal Home Loan Bank advances and for other purposes required or permitted by law.

As of March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps were entered into on August 24, 2015, October 15, 2014 and December 30, 2014, each with a respective notional amount of $25.0 million and were designated as cash flow hedges of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 – Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2016, December 31, 2015 and March 31, 2015 are presented in the following table.

	March 31,	December 31,	March 31,
(dollars in thousands)	2016	2015	2015
Notional amount	$75,000	$75,000	$50,000
Weighted average pay rates	1.57%	1.56%	1.58%
Weighted average receive rates	0.56%	0.44%	0.24%
Weighted average maturity	3.6 years	3.8 years	4.2 years
Fair value	$(1,568)	$(131)	$(486)

Interest expense recorded on these swap transactions totaled approximately $191 thousand for the three months ended March 31, 2016 and $166 thousands for the three months ended March 31, 2015.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Three Months Ended March 31, 2016
Amount of
loss
recognized
in other
	Amount of loss		Non-
	recognized	Amount of loss	interest
	in OCI	reclassified	income
	(Effective	from OCI to interest	(Ineffective
(in thousands)	Portion)	income	Portion)
Interest rate contracts	$(1,437)	$-	$-

Three Months Ended March 31, 2015
Amount of
loss
recognized
in other
	Amount of loss		non-
	recognized	Amount of loss	interest
	in OCI	reclassified	income
	(effective	from OCI to interest	(ineffective
(in thousands)	Portion)	income	portion)
Interest rate contracts	$(534)	$-	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2016 and December 31, 2015:

	2016		2015
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$75,000	$(1,568)	$75,000	$(131)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
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

Such purchased credit-impaired loans (“PCI”) are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

A PCI loan may be resolved either through a sale of the loan, by working with the customer and obtaining partial or full repayment, by short sale of the collateral, or by foreclosure. A gain or loss on resolution would be recognized based on the difference between the proceeds received and the carrying amount of the loan.

Payments received earlier than expected or in excess of expected cash flows from sales or other resolutions may result in the carrying value of a pool being reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds, which may include cash or real estate acquired in foreclosure, from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt.

PCI loans that met the criteria for nonaccrual may be considered performing, regardless of whether the customer is contractually delinquent, if management can reasonably estimate the timing and amount of the expected cash flows on such loans and if management expects to fully collect the new carrying value of the loans. As such, management may no longer consider the loans to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Commercial	$601,708	$570,116
Commercial real estate	2,028,301	1,966,696
Commercial construction	402,594	328,838
Residential real estate	231,319	233,690
Consumer	1,851	2,454
Gross loans	3,265,773	3,101,794
Net deferred loan fees	(1,960)	(2,787)
Total loans receivable	$3,263,813	$3,099,007

At March 31, 2016 and December 31, 2015 loan balances of approximately $1.6 billion were pledged to secure borrowings from the Federal Home Loan Bank of New York.

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
	(in thousands)
Commercial	$7,059	$7,078
Commercial real estate	1,745	1,775
Residential real estate	334	328
Total carrying amount	$9,138	$9,181

For those purchased loans disclosed above, the Company did not increase the allowance for loan and lease losses for the three months ended March 31, 2016.

The accretable yield, or income expected to be collected, on the purchased loans disclosed above for the three months ended March 31, 2016 is as follows (in thousands):

	Three Months	Three Months
	Ended March	Ended March
	31, 2016	31, 2015
Beginning balance	$3,599	$4,805
New loans purchased	-	-
Accretion of income	(183)	(54)
Reclassification from nonaccretable differences	-	-
Disposals	-	-
Ending balance	$3,416	$4,751

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table presents information about the recorded investment in loan receivables on nonaccrual status by segment at March 31, 2016 and December 31, 2015:

Loans Receivable on Nonaccrual Status

	March 31,	December 31,
	2016	2015
	(in thousands)
Commercial	$7,239	$6,586
Commercial real estate	8,841	9,112
Commercial construction	1,636	1,479
Residential real estate	3,734	3,559
Total loans receivable on nonaccrual status	$21,450	$20,736

The Company continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. The following table presents information, excluding net deferred loan fees, about the Company’s loan credit quality at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$494,413	$6,976	$100,319	$-	$601,708
Commercial real estate	1,979,211	17,820	31,270	-	2,028,301
Commercial construction	400,131	827	1,636	-	402,594
Residential real estate	226,879	-	4,440	-	231,319
Consumer	1,770	-	81	-	1,851

Total loans	$3,102,404	$25,623	$137,746	$-	$3,265,773

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$462,358	$11,760	$95,998	$-	$570,116
Commercial real estate	1,919,041	18,990	28,426	239	1,966,696
Commercial construction	326,697	662	1,479	-	328,838
Residential real estate	229,426	-	4,264	-	233,690
Consumer	2,368	-	86	-	2,454

Total loans	$2,939,890	$31,412	$130,253	$239	$3,101,794

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the impaired loans, by loan segment, at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(in thousands)
Commercial	$3,320	$3,625
Commercial real estate	15,271	15,202
Commercial construction	2,466	2,538
Residential real estate	4,123	4,532
Consumer	81	81
Total	$25,261	$25,978

With an allowance recorded
Commercial	$91,928	$91,851	$7,677

Total
Commercial	$95,248	$95,476	$7,677
Commercial real estate	15,271	15,202	-
Commercial construction	2,466	2,538	-
Residential real estate	4,123	4,532	-
Consumer	81	81	-
Total	$117,189	$117,829	$7,677

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(in thousands)
Commercial	$610	$645
Commercial real estate	15,517	16,512
Commercial construction	2,149	2,141
Residential real estate	3,954	4,329
Consumer	87	86
Total	$22,317	$23,713

With an allowance recorded
Commercial	$84,787	$84,449	$6,725

Total
Commercial	$85,397	$85,094	$6,725
Commercial real estate	15,517	16,512	-
Commercial construction	2,149	2,141	-
Residential real estate	3,954	4,329	-
Consumer	87	86	-
Total	$107,104	$108,162	$6,725

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with
no related allowance
recorded

Commercial	$2,591	$24	$290	$-
Commercial real
estate	15,274	25	6,052	19
Commercial
construction	2,307	16	-	-
Residential real
estate	4,107	5	3,613	2
Consumer	84	1	106	1

Total	$24,363	$71	$10,061	$22

Impaired loans with
an allowance
recorded

Commercial	$83,759	$737	$387	$-
Commercial real
estate	-	-	6,335	-

Total	$83,759	$737	$6,722	$-

Total impaired loans

Commercial	$86,350	$761	$677	$-
Commercial real
estate	15,274	25	12,387	19
Commercial
construction	2,307	16
Residential real
estate	4,107	5	3,613	2
Consumer	84	1	106	1

Total	$108,122	$808	$16,783	$22

Included in impaired loans at March 31, 2016 and December 31, 2015 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the aging of the recorded investment of loans, excluding net deferred loan fees that are past due at March 31, 2016 and December 31, 2015 by segment:

Aging Analysis

	March 31, 2016
							Loans
							Receivable 90
			90 Days or				Days or Greater
	30-59 Days	60-89 Days	Greater Past	Total Past		Total Loans	Past Due and
	Past Due	Past Due	Due	Due	Current	Receivable	Accruing
	(in thousands)
Commercial	$5,539	$-	$12,409	$17,948	$583,760	$601,708	$5,250
Commercial real
estate	5,408	-	10,027	15,435	2,012,866	2,028,301	1,382
Commercial
construction	1,750	-	-	1,750	400,844	402,594	-
Residential real
estate	1,741	380	2,746	4,867	226,452	231,319	-
Consumer	2	-	-	2	1,849	1,851
Total	$14,440	$380	$25,181	$40,002	$3,225,771	$3,265,773	$6,632

	December 31, 2015
							Loans
							Receivable 90
			90 Days or				Days or Greater
	30-59 Days	60-89 Days	Greater Past	Total Past		Total Loans	Past Due and
	Past Due	Past Due	Due	Due	Current	Receivable	Accruing
	(in thousands)
Commercial	$6,887	$3,505	$6,865	$17,257	$552,859	$570,116	$-
Commercial real
estate	1,998	988	9,561	12,547	1,954,149	1,966,696	-
Commercial
construction	-	-	1,479	1,479	327,359	328,838	-
Residential real
estate	-	-	2,122	2,122	231,568	233,690	-
Consumer	4	9	-	13	2,441	2,454	-
Total	$8,889	$4,502	$20,027	$33,418	$3,068,376	$3,101,794	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table details, at the period presented, the amount of loans receivable that are evaluated individually, and collectively, for impairment (excluding net deferred loan fees), those acquired with deteriorated quality, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	March 31, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$7,677	$-	$-	$-	$-	$-	$7.677
Collectively evaluated for impairment	5,420	10,941	3,617	1,074	4	341	21,397
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$13,097	$10,941	$3,617	$1,074	$4	$341	$29,074

Gross loans
Individually evaluated for impairment	$95,248	$15,271	$2,466	$4,123	$81	$-	$117,189
Collectively evaluated for impairment	499,401	2,011,285	400,128	226,862	1,770	-	3,139,446
Acquired with deteriorated credit quality	7,059	1,745	-	334	-	-	9,138
Total	$601,708	$2,028,301	$402,594	$231,319	$1,851	$-	$3,265,773

The table above includes approximately $824 million of acquired loans for the period ended March 31, 2016 reported as collectively evaluated for impairment, of which approximately $661 million were included in the commercial real estate loan segment.

The following table details the amount of gross loans that are evaluated individually, and collectively, for impairment (excluding net deferred costs), those acquired with deteriorated quality, and the related portion of the allowance for loan and lease loss that is allocated to each loan portfolio class:

	December 31, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$6,725	$-	$-	$-	$-	$-	$6,725
Collectively evaluated for impairment	4,224	10,926	3,253	976	4	464	19,847
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Gross loans
Individually evaluated for impairment	$85,397	$15,517	$2,149	$3,954	$87	$-	$107,104
Collectively evaluated for impairment	477,641	1,949,404	326,689	229,408	2,367	-	2,985,509
Acquired with deteriorated credit quality	7,078	1,775	-	328	-	-	9,181
Total	$570,116	$1,966,696	$328,838	$233,690	$2,454	$-	$3,101,794

The tables above include approximately $867 million of acquired loans as of December 31, 2015 reported as collectively evaluated for impairment, of which $672 million were included in the commercial real estate loan segment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

       The Company’s allowance for loan and lease losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan and lease losses methodology as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

A summary of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended March 31, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31,
2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Charge-offs	(445)	-	-	(67)	-	-	(512)

Recoveries	1	13	-	-	-	-	14

Provision	2,592	2	364	165	-	(123)	3,000

Balance at March 31, 2016	$13,097	$10,941	$3,617	$1,074	$4	$341	$29,074

	Three Months Ended March 31, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31,
2014	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Charge-offs	(45)	(4)	-	-	(11)	-	(60)

Recoveries	6	-	-	1	1	-	8

Provision	883	1,051	279	(133)	7	(262)	1,825

Balance at March 31, 2015	$3,927	$8,846	$1,518	$981	$4	$657	$15,933

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Trouble Debt Restructurings

At March 31, 2016, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

The policy of the Company generally is to grant commercial, mortgage and consumer loans to residents and businesses within its market area. The ability of borrowers abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan and lease losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans modified in troubled debt restructurings totaled $96.5 million at March 31, 2016, of which $1.4 million were on nonaccrual status and $95.1 million were performing troubled debt restructurings. At December 31, 2015, loans modified in troubled debt restructurings totaled $86.6 million, of which $0.7 million were on nonaccrual status and $85.9 million were performing troubled debt restructurings. The Company has allocated $6.0 million in specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of March 31, 2016. At December 31, 2015, there were $4.5 million in specific allocations with respect to performing troubled debt restructurings, and there were no specific allocations with respect to troubled debt restructurings as of March 31, 2015. Performing TDRs as of March 31, 2016 increased the allowance for loan and lease losses by $1.5 million for the three months ended March 31, 2016. Performing TDRs as of March 31, 2015 did not increase the allowance for loan and lease losses for the three months ended March 31, 2015.

The $6.0 million in specific allocations referenced above were associated with taxi medallion lending and were calculated based on the present value of estimated cash flows, including contractual debt interest service through maturity, and principal repayments based on the fair value of the collateral excluding any consideration for personal guarantees of borrowers, which provide an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at March 31, 2016 was approximately $775,000. An additional $1.5 million specific allocation was required at March 31, 2016 due to a decline in the Company’s estimated valuation of taxi medallions at December 31, 2015, when the specific allocation was $4.5 million.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2016 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	9	$9,555	$9,555
Commercial real estate	-	-	-
Commercial construction	-	-	-
Residential real estate	-	-	-
Consumer	-	-	-

Total	9	$9,555	$9,555

The increase in TDRs was primarily due to six loans secured by New York City taxi medallions totaling $8.0 million that were modified during the first quarter of 2016. Four of these modifications consisted of short-term extensions of the loans’ contractual maturity dates at the pre-existing contractual rate and two of these modifications interest rates decreased from approximately 3% to 1.3-1.6%. These six loans were accruing prior to modification, while five remained in accrual status post-modification.

The troubled debt restructurings described above increased the allowance for loan and lease losses by $45 thousand during the three months ended March 31, 2016. There were no charge-offs in connection with a loan modification at the time of modification during the three months ended March 31, 2016. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
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

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine the fair value of the instruments and these are classified as Level 3. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

		March 31, 2016
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$31,827	$-	$31,827	$-
Residential mortgage pass-
through securities	48,545	-	48,545	-
Commercial mortgage pass-
through securities	3,053	-	3,053	-
Obligations of U.S. states and
political subdivision	9,806	-	9,806	-
Trust preferred securities	16,179	-	16,179	-
Corporate bonds and notes	41,388	-	41,388	-
Asset-backed securities	18,154	-	18,154	-
Certificates of deposit	1,516	-	1,516	-
Equity securities	377	377	-	-
Other securities	20,486	20,486	-	-
Total available-for-sale	$191,331	$20,863	$170,468	$-
Liabilities
Derivatives	$1,568	$-	$1,568	$-

Total liabilities	$1,568	$-	$1,568	$-

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$29,146	$-	$29,146	$-
Residential mortgage pass-
through securities	44,910	-	44,910	-
Commercial mortgage pass-
through securities	2,972	-	2,972	-
Obligations of U.S. states and
political subdivision	8,357	-	8,357	-
Trust preferred securities	16,255	-	16,255	-
Corporate bonds and notes	53,976	-	53,976	-
Asset-backed securities	19,725	-	19,725	-
Certificates of deposit	1,905	-	1,905	-
Equity securities	374	374	-	-
Other securities	18,150	18,150	-	-
Total available-for-sale	$195,770	$18,524	$177,246	$-
Liabilities
Derivatives	$131	$-	$131	$-
Total liabilities	$131	$-	$131	$-

There were no transfers between Level 1, Level 2 and Level 3 during the year ended December 31, 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The Company primarily utilized appraisal value less cost to sell and other unobservable market inputs to determine fair value of assets, and therefore, these valuations are classified as a Level 3 measurement. For assets measured at fair value on a non-recurring basis, the fair value measurements at March 31, 2016 and December 31, 2015 are as follows:

Impaired loans	Valuation Techniques	Range of Unobservable Inputs
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 15%. Adjustment for age of lease payments. Market capitalization rates between 4% and 8%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	(in thousands)
Commercial	$3,410	$-	$-	$3,410

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	(in thousands)
Commercial	$3,751	$-	$-	$3,751

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

Impaired loans - The value of the impaired loans above were measured based upon the fair value of the collateral of the loans. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral. Impaired loans at March 31, 2016 that required a valuation allowance were $5.1 million with a related valuation allowance of $1.7 million compared to $6.0 million with a related valuation allowance of $2.2 million at December 31, 2015.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015.

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2016
Financial assets
Cash and due from banks	$118,259	$118,259	$118,259	$-	$-
Investment securities available-for-sale	191,331	191,331	20,863	170,468	-
Investment securities held-to-maturity	219,373	229,470	30,413	180,553	18,504
Restricted investment in bank stocks	31,487	n/a	n/a	n/a	n/a
Net loans	3,234,739	3,242,398	-	-	3,242,398
Accrued interest receivable	12,604	12,604	199	2,486	9,919

Financial liabilities
Noninterest-bearing deposits	614,507	614,507	614,507	-	-
Interest-bearing deposits	2,278,564	2,285,918	-	2,285,918	-
Borrowings	646,501	651,739	-	651,739	-
Subordinated debentures, net	54,392	57,879	-	57,879	-
Derivatives	1,568	1,568	-	1,568	-
Accrued interest payable	$5,101	$5,101	$-	$5,101	$-

December 31, 2015
Financial assets
Cash and due from banks	$200,895	$200,895	$200,895	$-	$-
Investment securities available-for-sale	195,770	195,770	18,524	177,246	-
Investment securities held-to-maturity	224,056	230,558	29,226	182,774	18,558
Restricted investment in bank stocks	32,612	n/a	n/a	n/a	n/a
Net loans	3,072,435	3,059,343	-	-	3,059,343
Accrued interest receivable	12,545	12,545	68	2,699	9,778

Financial liabilities
Noninterest-bearing deposits	650,775	650,775	650,775	-	-
Interest-bearing deposits	2,140,191	2,137,149	-	2,137,149	-
Borrowings	671,587	674,131	-	674,131	-
Subordinated debentures, net	54,343	55,209	-	55,209	-
Derivatives	131	131	-	131	-
Accrued interest payable	$4,387	$4,387	$-	$4,387	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, there are certain significant assets and liabilities that are not considered financial assets or liabilities, deferred taxes, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

Note 8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (net of tax) at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Net unrealized gain on investment securities available-for-sale	$1,251	$713
Cash flow hedge	(927)	(77)
Unamortized component of securities transferred from available-for-sale to held-to-
maturity	(1,142)	(1,173)
Defined benefit pension and post-retirement plans	(4,012)	(4,072)
Total accumulated other comprehensive loss	$(4,830)	$(4,609)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation

The Company maintains three stock-based compensation plans from which new grants could be issued. The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. Grants under the existing plans can be in the form of stock options (qualified or non-qualified), restricted shares, or performance units. Shares available for grant and issuance under the existing plans as of March 31, 2016 are as follows 68,516 under the 2009 Equity Incentive Plan and 235,090 shares under the North Jersey Community Bancorp 2009 Equity Compensation Plan. The Company intends to issue all shares under these plans in the form of newly issued shares.

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

No options were granted during the three months ended March 31, 2016 or 2015.

During the three months ended March 31, 2016 and 2015 a total of 71,920 and 48,507 restricted shares were awarded, respectively. The compensation expense related to restricted stock awards during the quarter ended March 31, 2016 was $182,000.

During 2016 and 2015, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing on the date of issuance. Under the agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest on the third anniversary of the grant date or on an earlier date in the event of a change in control, as defined in the agreement. At March 31, 2016, the specific number of shares related to performance unit awards that were expected to vest was 151,577, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 181,892 shares. The total amount of compensation cost related to performance unit awards included in salary expense during the quarter ended March 31, 2016 and 2015 was $193,000 and $0, respectively.

Option activity under the principal option plans as of March 31, 2016 and changes during the three months ended March 31, 2016 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2015	535,906	$6.48
Granted	-	-
Exercised	(5,495)	7.67
Forfeited/cancelled/expired	(20,839)	9.77
Outstanding at March 31, 2016	509,572	$6.34	2.92	$5,102,923
Exercisable at March 31, 2016	503,941	$6.22	2.90	$5,071,354

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation

Information related to stock option exercises during 2016:

2016
Intrinsic value of options exercised	$54,326
Cash received from options exercised	42,171
Tax benefit realized from options exercised	17,114
Weighted average fair value of options granted	-

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount changes based on the fair market value of the Parent Corporation’s stock.

The below table represents information regarding restricted shares currently outstanding at March 31, 2016:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2015	96,902	$16.81
Granted	71,920	15.88
Vested	(54,648)	16.01
Forfeited/cancelled/expired	(1,000)	19.58
Nonvested at March 31, 2016	113,174	$16.81

As of March 31, 2016, there was $1,806,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 24.0 months. The total fair value of shares vested during the quarter ended March 31, 2016, was $686,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 - Stock Based Compensation – (continued)

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unearned at December 31, 2015	94,485	$19.46
Awarded	64,540	17.15

Forfeited	(7,447)	19.46
Expired	-	-
Unearned at March 31, 2016	151,578	$19.46

At March 31, 2016, compensation cost of $2,198,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.3 years.

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
Interest cost	$128	$138
Expected return on plan assets	(136)	(137)
Net amortization	102	108
Recognized settlement loss	-	450
Total periodic pension expense	$94	$559

Net actuarial gain	$(101)	$(742)

Total recognized in other comprehensive income	$(101)	$(742)

Total recognized in net periodic expense and other
comprehensive income (before tax)	$(7)	$(183)

Contributions

As of March 31, 2016, The Company intended to contribute $2.0 million to its Pension Trust during the second quarter of 2016. (As intended, the company contributed $2.0 million to its Pension Trust in April 2016). The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(in thousands)
By type of borrowing:
FHLB borrowings	$631,501	1.30%	$656,587	1.26%
Repurchase agreements ("REPO")	15,000	5.95	15,000	5.95
Total borrowings	$646,501	1.41	$671,587	1.37

By remaining period to maturity:
One year or less	$330,501	0.64	270,587	0.64
One to two years	121,000	1.90	171,000	1.56
Two to three years	105,000	1.96	130,000	1.84
Three to four years	50,000	1.66	35,000	1.60
Four to five years	40,000	3.42	65,000	2.82
Total borrowings	$646,501	1.41%	$671,587	1.37%

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

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate while the REPOs are variable rate advances. The advances at March 31, 2016 were collateralized by approximately $1.2 billion of commercial mortgage loans, net of required over-collateralization amounts, under a blanket lien arrangement. At March 31, 2016 the Company had remaining borrowing capacity of approximately at FHLB of approximately $594 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 – Securities Sold under Agreements to Repurchase

Repurchase agreements are secured borrowings. The Company pledges investment securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows for the periods presented:

	March 31,	December 31,	March 31,
(dollars in thousands)	2016	2015	2015
Average daily balance during the year-to-date	$15,000	$22,890	$31,000
Average interest rate during the year-to-date	5.95%	5.92%	5.90%
Maximum month-end balance during the year-to-date	$15,000	$31,000	$31,000%
Weighted average interest rate during the year-to-date	5.95%	5.92%	5.90%

The table below shows the remaining contractual maturity of agreement by fair value of collateral pledged:

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
(dollars in thousands)	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
Repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$5,069	$5,069
Residential mortgage pass-through securities	-	-	-	14,849	14,849
Total Borrowings	$-	$-	$-	$19,918	$19,918

Amounts related to agreements not included in offsetting disclosure in Note 14					$4,918

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
(dollars in thousands)	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
Repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$6,313	$6,313
Residential mortgage pass-through securities	-	-	-	12,589	12,589
Total Borrowings	$-	$-	$-	$18,902	$18,902

Amounts related to agreements not included in offsetting disclosure in Note 14					$3,902

The fair value of securities pledged to secure repurchase agreement may decline. The Company manages this risk by having a policy to pledge securities valued at 8% above the gross outstanding balance of repurchase agreement. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $19.1 million and $18.8 million at March 31, 2016 and December 31, 2015.

Note 13 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2016 was 3.47%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13 - Subordinated Debentures – (continued)

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at March 31, 2016 and December 31, 2015.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of March 31, 2016, unamortized costs related to the debt issuance were $763,000.

The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank on June 30, 2015, and to repay, on March 11, 2016, $11.25 million of SBLF preferred issued to the U.S. Treasury. Remaining funds will be used for general corporate purposes.

In connection with the issuance of the Notes, the Parent Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB- for the Company’s subordinated debt and a senior deposit rating of BBB+ for the Bank.

Note 14 – Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Footnote 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14 – Offsetting Assets and Liabilities – (continued)

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of March 31, 2016 and December 31, 2015:

				Gross Amounts Not Offset
		Gross Amounts	Net Amounts		Cash or
		Offset in the	of Assets Presented in the	Financial	Financial
	Gross Amounts	Statement of	Statement of Financial	Instruments	Instrument	Net
	Recognized	Financial Position	Position	Recognized	Collateral	Amount
	(in thousands)
March 31, 2016
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$1,568	$-	$1,568	$-	$1,568	$-
Repurchase
agreements	15,000	-	15,000	-	15,000	-
Total	$16,568	$-	$16,568	$-	$16,568	$-
December 31, 2015
Assets:
Interest rate swaps	$48	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$131	$-	$131	$-	$131	$-
Repurchase
agreements	15,000	-	15,000	-	15,000	-
Total	$15,131	$-	$15,131	$-	$15,131	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15 – Presentation of Debt Issuance Costs

As of January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the consolidated statement of condition as a direct deduction from the carrying amount of debt liability. This ASU is required to be applied retrospectively to all periods presented. The following table summarizes the impact of retrospective application to the consolidated statement of condition for the year ended December 31, 2015:

December 31,
(dollars in thousands)	2015
Other assets
As previously reported	$24,908
As reported under the new guidance	24,096

Total assets
As previously reported	$4,016,721
As reported under the new guidance	4,015,909

Subordinated debentures
As previously reported	$55,155
As reported under the new guidance	54,343

Total liabilities
As previously reported	$3,539,377
As reported under the new guidance	3,538,565

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2016 and December 31, 2015. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan and lease loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations issued thereunder; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K and in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2015 includes additional discussion on the accounting for income taxes.

Operating Results Overview

Net income available to common stockholders for both the three months ended March 31, 2016 and March 31, 2015 amounted to $10.4 million, or $0.34 per diluted share.

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

Fully taxable equivalent net interest income for the first quarter of 2016 was $32.0 million, an increase of $3.1 million, or 10.7%, from the same quarter of 2015. This was a result of a 17.2% increase in average interest-earning assets due to significant organic loan growth, partially offset by a 23 basis-point contraction of the net interest margin. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.3 million during the first quarter of 2016 and $1.8 million in the same quarter of 2015. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.31% in the first quarter of 2016, 15 basis points lower than the 2015 first quarter adjusted net interest margin of 3.46%. The reduction in the adjusted net interest margin in the first quarter of 2016 versus the same 2015 period was attributable to a decline in yield on loans combined with an increase in overall funding rates. The decline in loan yields largely reflects the impact of a protracted low interest rate environment, while the increase in the cost of funds was due to the June 30, 2015 issuance of approximately $50 million in subordinated debt, the extension of liability duration in connection with interest rate risk management, and the impact of an increasingly competitive environment for deposits.

Average Statements of Condition with Interest and Average Rates

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2016 and 2015, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

	Three Months Ended March 31,
	2016			2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$415,481	$3,499	3.39%	$509,931	$4,268	3.39%
Loans (2) (3) (4)	3,189,572	35,206	4.44	2,571,552	29,453	4.65
Federal funds sold and interest bearing with banks	90,712	134	0.59	76,138	43	0.23
Restricted investment in bank stocks	33,193	352	4.26	25,273	220	3.54
Total interest-earning assets	3,728,958	39,191	4.23	3,182,894	33,984	4.33
Allowance for loan and lease losses	(27,221)			(14,749)
Noninterest earning assets	332,638			298,675
Total assets	$4,034,375			$3,466,820

Interest-bearing liabilities:
Money market deposits	$782,757	$812	0.42	$707,474	$722	0.41
Savings deposits	215,491	157	0.29	222,613	162	0.29
Time deposits	807,801	2,535	1.26	688,989	1,818	1.07
Other interest-bearing deposits	377,696	435	0.46	349,628	323	0.37
Total interest-bearing deposits	2,183,745	3,939	0.73	1,968,704	3,025	0.62

Borrowings	684,469	2,413	1.42	534,052	1,968	1.49
Capital lease	2,874	43	6.02	2,989	45	6.10
Subordinated debentures (8)	55,155	811	5.91	5,155	40	3.14
Total interest-bearing liabilities	2,926,243	7,206	0.99	2,510,900	5,078	0.82

Demand deposits	609,312			481,500
Other liabilities	16,317			20,200
Total noninterest-bearing liabilities	625,629			501,700
Stockholders’ equity	482,503			454,220
Total liabilities and stockholders’ equity	$4,034,375			$3,466,820
Net interest income (tax equivalent basis)		31,985			28,906
Net interest spread (5)			3.24%			3.51%
Net interest margin (6)			3.45%			3.68%
Tax equivalent adjustment		(665)			(614)
Net interest income		$31,320			$28,292

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.
(8)	Amount does not reflect netting of debt issuance costs of $763 for the three months ended March 31, 2016.

Noninterest Income

Noninterest income totaled $1.2 million in the first quarter of 2016, a decrease of $0.4 million from $1.6 million in the comparable prior-year quarter. There were no securities sold during the first quarter of 2016. Securities gains were $0.5 million for the first quarter of 2015.

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

Noninterest Expense

Noninterest expenses for the first quarter of 2016 were $14.4 million, a $1.7 million, or 13.6%, increase from $12.6 million in the first quarter of 2015. The increase was largely attributable to a $1.0 million increase in salary and employee benefits, $0.2 million in professional and consulting expense, $0.2 in occupancy and equipment expense, and $0.1 million in data processing, all resulting from increased levels of business and staff resulting from organic growth.

Income Taxes

Income tax expense was $4.8 million for the first quarter of 2016, compared to $5.0 million for the first quarter of 2015, resulting in effective tax rates of 31.5% and 32.6% for the first quarter of 2016 and first quarter of 2015, respectively. The effective tax rate for the full year 2016 is currently expected to be approximately 31.5%.

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

The following table sets forth the composition of our loan portfolio, excluding loans held for sale and unearned net origination fees and costs, by type of loan at the periods indicated.

					Dollar
	March 31, 2016		December 31, 2015		Change
	Amount	%	Amount	%	2016 vs. 2015
	(dollars in thousands)
Commercial	$601,708	18.4%	$570,116	18.4%	$31,592
Commercial real estate	2,028,301	62.1	1,966,696	63.4	61,605
Commercial construction	402,594	12.3	328,838	10.6	73,756
Residential real estate	231,319	7.1	233,690	7.5	(2,371)
Consumer	1,851	0.1	2,454	0.1	(603)
Gross loans	$3,265,773	100.0%	$3,101,794	100.0%	$163,979

At March 31, 2016, total gross loans amounted to $3.3 billion, an increase of $0.2 billion, or 5.3%, as compared to December 31, 2015. Net loan growth was primarily attributable to multi-family ($32 million, excluding a $28 million loan reclassified during the current quarter as multi-family from other commercial real estate), commercial and industrial (“C&I”) ($32 million), other commercial real estate ($29 million, excluding the aforementioned reclassification) and construction ($74 million). Management’s current intent is to maintain a multi-family portfolio concentration in the range of 25-30% of total loans, while growing the C&I and construction segments. The growth in loans was funded with increases in deposits, borrowings and subordinated debt.

At March 31, 2016, acquired loans remaining in the loan portfolio totaled $0.8 billion, compared to $0.9 billion as of December 31, 2015.

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

At March 31, 2016, the allowance was $29.1 million as compared to $26.6 million at December 31, 2015. Provisions to the allowance for the three months ended March 31, 2016 totaled $3.0 million, compared to $1.8 for the same period in 2015. The increase to the three months ended March 31, 2016 primarily resulted from approximately $1.5 million of specific allocations to the Bank’s taxi medallion portfolio, partially offset by a reduced level of non-Taxi specific allocations. See “Asset Quality” for a discussion of the taxi cab medallion portfolio. There were $498 thousand in net charge-offs during the three months ended March 31, 2016, compared to $52 thousand in net charge-offs for the three months ended March 31, 2015. The allowance for loan and lease losses as a percentage of total loans amounted to 0.89% at March 31, 2016 compared to 0.86% at December 31, 2015 and 0.60% at March 31, 2015.

The level of the allowance for the respective periods of 2016 and 2015 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2016 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan and lease losses are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Average loans for the period	$3,189,572	$2,571,552
Loans receivable at end of period	$3,263,813	$2,640,739

Analysis of the Allowance for loan and lease losses:
Balance - beginning of year	$26,572	$14,160
Charge-offs:
Commercial	(445)	(45)
Commercial real estate	-	(4)
Residential real estate	(67)	-
Consumer	-	(11)
Total charge-offs	(512)	(60)
Recoveries:
Commercial	1	6
Commercial real estate	13	-
Residential real estate	-	1
Consumer	-	1
Total recoveries	14	8
Net charge-offs	(498)	(52)
Provision for loan and lease losses	3,000	1,825
Balance - end of period	$29,074	$15,933
Ratio of annualized net charge-offs during the period to average loans during the period	0.06%	0.01%
Allowance for loan and lease losses as a percent of total loans	0.89%	0.60%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days and still accruing:

	March 31,	December 31,
	2016	2015
Nonaccrual loans	$21,450	$20,737
OREO	1,696	2,549
Total nonperforming assets	$23,146	$23.286
Performing TDRs	$95,122	$85,925
Loans past due 90 days and still
accruing	$6,631	$-

Nonaccrual loans to total loans
receivable	0.66%	0.67%
Nonperforming assets to total assets	0.57%	0.58%
Nonperforming assets, performing
TDRs, and loans past due 90 days
and still accruing to total loans
receivable	3.83%	3.52%

The increase in TDRs was primarily due to six loans secured by New York City taxi medallions totaling $8.0 million that were modified during the first quarter of 2016. Four of these modifications consisted of short-term extensions of the loans’ contractual maturity dates at the pre-existing contractual rate and in two of these modifications interest rates decreased from approximately 3% to 1.3%-1.6%. These six loans were accruing prior to modification, while five remained in accrual status post-modification.

As of March 31, 2016, loans secured by New York City taxi medallions totaled $103.2 million, of which $99.9 million was current and $1.4 million was past due 30-59 days. Troubled debt restructurings associated with this portfolio totaled $86.4 million and total nonaccrual loans were $1.9 million. The Company has allocated $6.0 million in specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of March 31, 2016. The average net loan-to-value ratio of the medallion portfolio was approximately 92%, based on the Company’s valuation of the medallions discussed below.

The $6.0 million in specific allocations referenced above were calculated based on the present value of estimated cash flows, including contractual debt interest service through maturity, and principal repayments based on the fair value of the collateral excluding any consideration for personal guarantees of borrowers, which provide an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at March 31, 2016 was approximately $775,000. An additional $1.5 million specific allocation was required at March 31, 2016 due to a decline in the Company’s estimated valuation of taxi medallions from December 31, 2015, when the specific allocation was $4.5 million.

Investment Portfolio

At March 31, 2016, the principal components of the investment securities portfolio were U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the three months ended March 31, 2016, no investment securities were sold from the available-for-sale portfolio. The cash flow from the investment securities was primarily used to fund loan growth.

For the three months ended March 31, 2016, average investment securities decreased $94.5 million to approximately $415.5 million, or 11.1% of average interest-earning assets, from $509.9 million on average, or 16.0% of average interest-earning assets, for the comparable period in 2015.

At March 31, 2016, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $1.3 million as compared with net unrealized gains of $0.7 million at December 31, 2015. At March 31, 2016, the net unrealized gains and losses on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2016 and December 31, 2015 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of March 31, 2016, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.82%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.51%. As of December 31, 2015, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.65%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 3.62%.

Based on our model, which was run as of March 31, 2016, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.91%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.29%. As of December 31, 2015, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.59%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2016, would decline by 10.32% with an instantaneous rate shock of up 200 basis points, and increase by 5.3% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2015, would decline by 9.65% with an instantaneous rate shock of up 200 basis points, and increase by 8.20% with an instantaneous rate shock of down 100 basis points.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$368,986	$(70,461)	(16.0)%	+300	$132,218	$10,503	8.6%

+200	394,087	(45,360)	(10.3)	+200	128,794	7,079	5.8
+100	417,015	(22,432)	(5.1)	+100	125,082	3,367	2.8

0	439,447	-	0.0	0	121,715	-	0.0

-100	462,792	23,345	5.3	-100	117,437	(4,278)	(3.5)

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

At March 31, 2016, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2016, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $368.2 million, which represented 9.0% of total assets and 10.4% of total deposits and borrowings, compared to $466.5 million at December 31, 2015, which represented 11.6% of total assets and 13.5% of total deposits and borrowings on such date. The decrease in the current period was mainly attributable to a reduction in cash balances of $82.6 million at March 31, 2016 from December 31, 2015.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2016, had the ability to borrow $1.6 billion. In addition, at March 31, 2016, the Bank had in place borrowing capacity of $37 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $67.3 million. At March 31, 2016, the Bank had aggregate available and unused credit of $696.4 million, which represents the aforementioned facilities totaling $1.3 billion net of $631 million in outstanding borrowings. At March 31, 2016, outstanding commitments for the Bank to extend credit were $584 million.

Cash and cash equivalents totaled $118.3 million on March 31, 2016, decreasing by $82.6 million from $200.9 million at December 31, 2015. Operating activities provided $7.3 million in net cash. Investing activities used $153.6 million in net cash, primarily reflecting an increase in loans. Financing activities provided $63.6 million in net cash, primarily reflecting a net increase of $102.2 million in deposits, a redemption of $11.3 million from the repayment of preferred stock, and a net decrease of $25.0 million in borrowings (consisting of $50.0 million in new borrowings offset by repayments of $75.0 million).

Deposits

Total deposits increased by $102.1 million, or 3.7% to $2.9 billion at March 31, 2016, which was primarily attributable to increases in time deposits, interest-bearing demand and money market, offset by a decrease in non-interest-bearing demand. The following table sets forth the composition of our deposit base by the periods indicated.

					Dollar
	March 31, 2016		December 31, 2015		Change
	Amount	%	Amount	%	2016 vs. 2015
	(dollars in thousands)
Demand, noninterest-bearing	$614,508	21.2%	$650,775	23.3%	$(36,267)
Demand, interest-bearing & NOW	517,809	17.9	490,380	17.6	27,429
Money market	678,222	23.5	658,695	23.6	19,527
Savings	219,865	7.6	216,399	7.8	3,466
Time	862,667	29.8	774,717	27.7	87,950
Total deposits	$2,893,071	100.0%	$2,790,966	100.0%	$102,105

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2016 was 3.47%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank on June 30, 2015, and to repay, on March 11, 2016, $11.25 million of SBLF preferred issued to the U.S. Treasury. Remaining funds will be used for general corporate purposes. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

Stockholders’ Equity

Total stockholders’ equity was $475 million at March 31, 2016, a decrease of $3 million from December 31, 2015. The decrease in stockholders’ equity was due to the $11.25 million payoff of our SBLF preferred stock, offset by an increase of $8 million in retained earnings and approximately $1 million of equity issuance related to stock-based compensation, including the exercise of options. Book value per common share was $15.74 at March 31, 2016, compared to $15.49 at December 31, 2015. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $10.78 at March 31, 2016, compared to $10.51 at December 31, 2015.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Company believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Company’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
	(in thousands, except for share data)
Stockholders’ equity	$474,727	$477,344
Less: Preferred stock	-	11,250
Less: Goodwill and other intangible assets	149,600	149,817
Tangible common stockholders’ equity	$325,127	$316,277

Common stock outstanding at period end	30,163,078	30,085,663

Book value per common share	$15.74	$15.49
Less: Goodwill and other intangible assets	4.96	4.98
Tangible book value per common share	$10.78	$10.51

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2016 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (dollars in thousands).

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$336,588	8.66%	$155,450	4.00%	N/A	N/A
CET I risk-based ratio	331,433	9.06	164,619	4.50	N/A	N/A
Tier 1 risk-based capital	336,588	9.20	219,493	6.00	N/A	N/A
Total risk-based capital	415,662	11.36	292,657	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$382,063	9.83%	$155,398	4.00%	$194,247	5.00%
CET I risk-based ratio	382,063	10.45	164,556	4.50	237,964	6.50
Tier 1 risk-based capital	382,063	10.45	219,408	6.00	292,879	8.00
Total risk-based capital	411,137	11.24	292,544	8.00	366,099	10.00

N/A - not applicable

As of March 31, 2016, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

The new Basel III rules require a “capital conservation buffer,” for both the Company and the Bank. When fully phased in on January 1, 2019, each of the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. The implementation of this capital conservation buffer began on January 1, 2016 at a level of 0.625%, and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of March 31, 2016 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the CET 1 Capital Ratio which was 2.565% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.605% above the minimum buffer ratio.

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

b) Changes in internal controls over financial reporting. When the material weaknesses were identified, we enhanced our internal controls concerning identification of all TDRs by (i) strengthening our policies and procedures, including requirements that we obtain and analyze current information on each individual borrower and (ii) enhancing oversight, monitoring and approval authorities, before agreeing to any modification of a borrower’s loan. We also enhanced our internal controls concerning measurement of TDR impairment with regard to taxi medallion loans by employing the services of a third-party firm specializing in the industry and implementing a control to evaluate the results of the third party. Despite these control enhancements, we cannot assert as of March 31, 2016 that our material weaknesses have been fully remediated, due to insufficient time to fully test these controls.

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

Item 1a. Risk Factors

There have been no changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K.

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

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: May 6, 2016		Date: May 6, 2016

