Form 10-Q
period 2016-06-30
ConnectOne Bancorp, Inc.
filed 2016-08-05
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016 OR

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	30,197,318 shares
(Title of Class)	(Outstanding as of August 5, 2016)

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at June 30, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 (unaudited) and for the six months ended June 30, 2015	6
	Consolidated Statements of Cash Flows for the sixth months ended June 30, 2016 and 2015 (unaudited)	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	57

Item 4.	Controls and Procedures	58

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1a.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	61

SIGNATURES

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(in thousands, except for share data)	2016	2015
	(unaudited)
ASSETS
Cash and due from banks	$35,850	$31,291
Interest-bearing deposits with banks	139,263	169,604
Cash and cash equivalents	175,113	200,895

Investment securities:
Available-for-sale	208,266	195,770
Held-to-maturity (fair value of $227,427 and $230,558)	214,718	224,056

Loans held-for-sale	360	-

Loans receivable	3,375,620	3,099,007
Less: Allowance for loan and lease losses	32,763	26,572
Net loans receivable	3,342,857	3,072,435

Investment in restricted stock, at cost	25,210	32,612
Bank premises and equipment, net	22,477	22,333
Accrued interest receivable	12,726	12,545
Bank-owned life insurance	80,028	78,801
Other real estate owned	2,029	2,549
Goodwill	145,909	145,909
Core deposit intangibles	3,474	3,908
Other assets	29,747	24,096
Total assets	$4,262,914	$4,015,909
LIABILITIES
Deposits:
Noninterest-bearing	$648,664	$650,775
Interest-bearing	2,552,329	2,140,191
Total deposits	3,200,993	2,790,966
Borrowings	496,414	671,587
Subordinated debentures (net of $714 and $812 in debt issuance costs)	54,441	54,343
Other liabilities	26,652	21,669
Total liabilities	3,778,500	3,538,565

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at December 31, 2015; total liquidation
value of $11,250 at December 31, 2015	-	11,250
Common stock, no par value, authorized 50,000,000 shares; issued 32,261,240 shares at
June 30, 2016 and 32,149,585 at December 31, 2015; outstanding 30,197,318 shares at
June 30, 2016 and 30,085,663 at December 31, 2015	374,287	374,287
Additional paid-in capital	9,864	8,527
Retained earnings	121,301	104,606
Treasury stock, at cost (2,063,922 common shares at June 30, 2016 and December 31, 2015)	(16,717)	(16,717)
Accumulated other comprehensive loss	(4,321)	(4,609)
Total stockholders’ equity	484,414	477,344
Total liabilities and stockholders’ equity	$4,262,914	$4,015,909

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for share and per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$36,561	$30,217	$71,578	$59,531
Interest and dividends on investment securities:
Taxable	1,965	2,760	4,105	5,671
Tax-exempt	996	883	1,879	1,765
Dividends	370	280	722	500
Interest on federal funds sold and other short-term investments	146	41	280	84
Total interest income	40,038	34,181	78,564	67,551
Interest expense
Deposits	4,434	3,301	8,373	6,325
Borrowings	3,210	2,202	6,477	4,256
Total interest expense	7,644	5,503	14,850	10,581
Net interest income	32,394	28,678	63,714	56,970
Provision for loan and lease losses	3,750	1,550	6,750	3,375
Net interest income after provision for loan and lease losses	28,644	27,128	56,964	53,595
Noninterest income
Annuities and insurance commissions	32	46	72	133
Bank-owned life insurance	616	388	1,228	774
Net gains on sale of loans held for sale	56	99	92	213
Deposit, loan and other income	763	458	1,277	921
Insurance recovery	-	2,224	-	2,224
Net gains on sales of investment securities	103	221	103	726
Total noninterest income	1,570	3,436	2,772	4,991
Noninterest expenses
Salaries and employee benefits	7,753	6,948	15,353	13,575
Occupancy and equipment	2,154	1,788	4,401	3,869
FDIC insurance	615	440	1,210	1,000
Professional and consulting	700	715	1,412	1,209
Marketing and advertising	250	193	523	387
Data processing	1,010	829	2,033	1,729
Loss on extinguishment of debt	-	2,397	-	2,397
Amortization of core deposit intangible	217	241	434	483
Other expenses	1,653	1,423	3,339	2,955
Total noninterest expenses	14,352	14,974	28,705	27,604
Income before income tax expense	15,862	15,590	31,031	30,982
Income tax expense	5,003	5,069	9,781	10,081
Net income	10,859	10,521	21,250	20,901
Less: Preferred stock dividends	-	28	22	56
Net income available to common stockholders	$10,859	$10,493	$21,228	$20,845
Earnings per common share:
Basic	$0.36	$0.35	$0.71	$0.70
Diluted	0.36	0.35	0.70	0.69
Weighted average common shares outstanding:
Basic	30,089,829	29,868,247	30,071,278	29,812,521
Diluted	30,340,376	30,231,480	30,331,172	30,203,682
Dividend per common share	$0.075	$0.075	$0.150	$0.150

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$10,859	$10,521	$21,250	$20,901
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities
arising during the period	1,179	(2,811)	2,074	(1,304)
Tax effect	(464)	1,119	(821)	524
Net of tax	715	(1,692)	1,253	(780)
Reclassification adjustment for realized gains included in net
income	(103)	(221)	(103)	(726)
Tax effect	42	90	42	297
Net of tax	(61)	(131)	(61)	(429)
Amortization of unrealized net losses on held-to-maturity
securities transferred from available-for-sale securities	44	63	96	128
Tax effect	(18)	(27)	(39)	(52)
Net of tax	26	36	57	76

Unrealized gains (losses) on cash flow hedges	(289)	236	(1,725)	(298)
Tax effect	118	(96)	704	122
Net of tax	(171)	140	(1,021)	(176)
Unrealized pension plan gains and losses:
Unrealized pension plan (losses) gains before reclassifications	-	153	(1)	787
Tax effect	-	(63)	-	(321)
Net of tax	-	90	(1)	466
Reclassification adjustment for realized losses included in net
income	-	108	102	216
Tax effect	-	(44)	(41)	(89)
Net of tax	-	64	61	127
Total other comprehensive (loss) income	509	(1,493)	288	(716)
Total comprehensive income	$11,368	$9,028	$21,538	$20,185

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
per share data)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance as of December 31, 2014	$11,250	$374,287	$6,015	$72,398	$(16,717)	$(1,014)	$446,219
Net income	-	-	-	20,901	-	-	20,901
Other comprehensive loss, net of
tax	-	-	-	-	-	(716)	(716)
Dividend on series B preferred
stock	-	-	-	(56)	-	-	(56)
Cash dividends declared on
common stock ($0.15 per share)	-	-	-	(4,471)	-	-	(4,471)
Exercise of stock options (339,334
shares)	-	-	1,379	-	-	-	1,379
Restricted stock and performance
units grants (162,491 shares)	-	-	-	-	-	-	-
Stock-based compensation
expense	-	-	726	-	-	-	726

Balance as of June 30, 2015	$11,250	$374,287	$8,120	$88,772	$(16,717)	$(1,730)	$463,982

Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	21,250	-	-	21,250
Other comprehensive income, net
of tax	-	-	-	-	-	288	288
Dividend on series B preferred
stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on
common stock ($0.15 per share)	-	-	-	(4,533)	-	-	(4,533)

Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (36,135
shares)	-	-	232	-	-	-	232
Restricted stock and performance
units grants (75,520 shares)	-	-	-	-	-	-	-
Stock-based compensation
expense	-	-	1,105	-	-	-	1,105

Balance as of June 30, 2016	$-	$374,287	$9,864	$121,301	$(16,717)	$(4,321)	$484,414

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$21,250	$20,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,298	1,133
Provision for loan and lease losses	6,750	3,375
Amortization of intangibles	434	483
Net accretion of loans	(2,449)	(2,692)
Accretion on bank premises	(63)	(51)
Accretion on deposits	(132)	(307)
Accretion on borrowings	(173)	(264)
Stock-based compensation	1,105	726
Gains on sales of investment securities, net	(103)	(726)
Gains on sale of loans held for sale, net	(92)	(213)
Loans originated for resale	(2,797)	(13,602)
Proceeds from sale of loans held for sale	2,529	13,691
Net (gain) loss on sale of other real estate owned	(210)	112
Increase in cash surrender value of bank-owned life insurance	(1,228)	(775)
Amortization of premiums and accretion of discounts on investments securities, net	770	1,136
Increase in accrued interest receivable	(181)	(355)
Increase in other assets	(6,988)	(2,009)
Increase (decrease) in other liabilities	4,734	(1,600)
Net cash provided by operating activities	24,454	18,963
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(68,155)	(10,909)
Sales	6,573	12,271
Maturities, calls and principal repayments	50,758	22,074
Investment securities held-to-maturity:
Purchases	(1,000)	(14,497)
Maturities and principal repayments	9,972	6,308
Net redemptions (purchases) of restricted investment in bank stocks	7,402	(3,543)
Net increase in loans	(275,305)	(224,704)
Purchases of premises and equipment	(1,379)	(1,682)
Proceeds from sale of other real estate owned	1,312	126
Net cash used in investing activities	(269,822)	(214,556)
Cash flows from financing activities
Net increase in deposits	410,159	93,931
Increase in subordinated debt	-	50,000
Advances of FHLB borrowings	375,000	500,000
Repayments of FHLB borrowings	(550,000)	(430,531)
Repayment of repurchase agreement	-	(16,000)
Cash dividends paid on common stock	(4,533)	(4,494)
Cash dividends paid on preferred stock	(22)	(56)
Redemption of preferred stock	(11,250)	-
Proceeds from exercise of stock options	232	1,379
Net cash provided by financing activities	219,586	194,229
Net change in cash and cash equivalents	(25,782)	(1,364)
Cash and cash equivalents at beginning of period	200,895	126,847
Cash and cash equivalents at end of period	$175,113	$125,483
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$14,620	$10,149
Income taxes	14,685	12,545
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$583	$694

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate or are expected to be paid from cash flow of business operations. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or client. However, the clients’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other interim period. The Company’s 2015 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates.

The consolidated financial statements have been prepared in conformity with GAAP. Some items in the prior year consolidated financial statements were reclassified to conform to current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Note 2. New Authoritative Accounting Guidance

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted ASU 2014-12 effective on January 1, 2016 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-13)" requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU No. 2015-03. The Company adopted ASU No. 2015-03 effective on January 1, 2016 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960): Defined Contribution Pension Plans, (Topic 962): Health and Welfare Benefit Plans, (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient.” ASU No. 2015-12 simplifies accounting for employee benefit plans as follows: (i) fully benefit-responsive investment contracts are now to be measured, presented and disclosed at contract value, (ii) the requirement to disclose investments that represent 5 percent or more of net assets available for benefits has been eliminated, (iii) the net appreciation or depreciation in investments for the period should be presented in the aggregate, but is no longer required to be disaggregated and disclosed by general type, (iv) if an investment is measured using the net asset value per share (or its equivalent) practical expedient in Topic 820, and that investment is in a fund that files a U.S. Department of Labor Form 5500, Annual Return/Report of Employee Benefit Plan, as a direct filing entity, disclosure of that investment’s strategy is no longer required, and (v) allows employers to measure (as a practical expedient) benefit plan assets on a month-end date nearest to the employer’s fiscal year end when the fiscal period does not coincide with a month end. The Company adopted ASU No. 2015-12 effective on January 1, 2016 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." ASU 2015-15 adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

ASU No. 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective for us on January 1, 2016 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current accounting principles GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for the Company for reporting periods beginning January 1, 2019, with an early adoption permitted. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on our consolidated financial statements.

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”ASU 2016-12 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” and to address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition of ASU 2016-12 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)”: Assets Measured at Amortized Cost.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer assessment of credit losses at acquisition. Available-for-Sale Debt Securities—Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

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

Earnings per common share have been computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income	$10,859	$10,521	$21,250	$20,901
Preferred stock dividends	-	(28)	(22)	(56)
Net income available to common stockholders	$10,859	$10,493	$21,228	$20,845
Basic weighted average common shares outstanding	30,090	29,868	30,071	29,813
Effect of dilutive options	250	363	260	391
Diluted weighted average common shares outstanding	30,340	30,231	30,331	30,204
Earnings per common share:
Basic	$0.36	$0.35	$0.71	$0.70
Diluted	0.36	0.35	0.70	0.69

Note 4. Investment Securities

The Company’s investment securities are classified as available-for-sale and held-to-maturity at June 30, 2016 and December 31, 2015. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2016 and December 31, 2015. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

The following tables present information related to the Company’s investment securities at June 30, 2016 and December 31, 2015 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Investment securities available-for-sale
Federal agency obligations	$29,785	$628	$(10)	$30,403
Residential mortgage pass-through securities	45,718	1,326	(14)	47,030
Commercial mortgage pass-through securities	2,949	125	-	3,074
Obligations of U.S. states and political subdivisions	38,085	336	-	38,421
Trust preferred securities	16,089	506	(268)	16,327
Corporate bonds and notes	34,098	1,003	(182)	34,919
Asset-backed securities	17,124	-	(412)	16,712
Certificates of deposit	1,196	21	-	1,217
Equity securities	376	16	(11)	381
Other securities	19,724	123	(65)	19,782
Total securities available-for-sale	$205,144	$4,084	$(962)	$208,266

Investment securities held-to-maturity
U.S. Treasury and agency securities	$28,574	$2,373	$-	$30,947
Federal agency obligations	29,459	825	-	30,284
Residential mortgage-backed securities	3,147	30	(12)	3,165
Commercial mortgage-backed securities	1,301	44	-	1,345
Obligations of U.S. states and political divisions	115,154	7,661	-	122,815
Corporate bonds and notes	37,083	1,795	(7)	38,871
Total securities held-to-maturity	$214,718	$12,728	$(19)	$227,427

Total investment securities	$419,862	$16,812	$(981)	$435,693

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Investment securities available-for-sale
Federal agency obligations	$29,062	$142	$(58)	$29,146
Residential mortgage pass-through securities	44,155	803	(48)	44,910
Commercial mortgage pass-through securities	2,981	-	(9)	2,972
Obligations of U.S. states and political subdivisions	8,188	169	-	8,357
Trust preferred securities	16,088	398	(231)	16,255
Corporate bonds and notes	53,566	702	(292)	53,976
Asset-backed securities	20,005	18	(298)	19,725
Certificates of deposit	1,895	18	(8)	1,905
Equity securities	376	21	(23)	374
Other securities	18,303	-	(153)	18,150
Total securities available-for-sale	$194,619	$2,271	$(1,120)	$195,770
Investment securities held-to-maturity
U.S. Treasury and agency securities	$28,471	$755	$-	$29,226
Federal agency obligations	33,616	280	(119)	33,777
Residential mortgage-backed securities	3,805	11	(6)	3,810
Commercial mortgage-backed securities	4,110	27	(2)	4,135
Obligations of U.S. states and political divisions	118,015	5,001	(3)	123,013
Corporate bonds and notes	36,039	719	(161)	36,597
Total securities held-to-maturity	$224,056	$6,793	$(291)	$230,558

Total investment securities	$418,675	$9,064	$(1,411)	$426,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

The following table presents information for investment securities at June 30, 2016, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2016
	Amortized	Fair
	Cost	Value
	(in thousands)
Investment securities available-for-sale:
Due in one year or less	$2,770	$2,792
Due after one year through five years	18,536	19,095
Due after five years through ten years	37,235	37,547
Due after ten years	77,836	78,565
Residential mortgage pass-through securities	45,718	47,030
Commercial mortgage pass-through securities	2,949	3,074
Equity securities	376	381
Other securities	19,724	19,782
Total	$205,144	$208,266
Investment securities held-to-maturity:
Due in one year or less	$6,007	$6,037
Due after one year through five years	10,238	10,573
Due after five years through ten years	84,718	90,673
Due after ten years	109,307	115,634
Residential mortgage-backed securities	3,147	3,165
Commercial mortgage-backed securities	1,301	1,345
Total	$214,718	$227,427

Total investment securities	$419,862	$435,693

Gross gains and losses from the sales, calls and maturities of investment securities for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Proceeds	$6,573	$2,734	$6,573	$12,271
Gross gains on sales of investment securities	103	221	103	726
Gross losses on sales of investment securities	-	-	-	-
Net gains on sales of investment securities	103	221	103	726
Less: tax provision on net gains	42	90	42	297

Total	$61	$131	$61	$429

The Company performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than-temporary impairment (“OTTI”) charges, through earnings, if they have the intent to sell, or more likely than not will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Company does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other-than-temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

The Company reviews all securities for potential recognition of other-than-temporary impairment. The Company maintains a watch list for the identification and monitoring of securities experiencing problems that require a heightened level of review. This could include credit rating downgrades.

The Company’s assessment of whether an impairment in the portfolio is other-than temporary includes factors such as whether the issuer has defaulted on scheduled payments, announced restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed deteriorating financial condition or sustained significant losses.

Temporarily Impaired Investments

The Company does not believe that the unrealized losses, for all securities, which were comprised of 42 and 74 investment securities as of June 30, 2016 and December 31, 2015, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2016.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporary, the Company evaluated the factors cited above, which the Company considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Company must exercise considerable judgment. Accordingly, there can be no assurance that the actual results will not differ from the Company’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Investment securities
available-for-sale:

Federal agency obligation	$3,140	$(10)	$2,824	$(9)	$316	$(1)
Residential mortgage
pass-through securities	2,090	(14)	1,681	(8)	409	(6)
Trust preferred securities	1,309	(268)	-	-	1,309	(268)
Corporate bonds and notes	11,145	(182)	7,290	(72)	3,855	(110)
Asset-backed securities	16,513	(412)	6,988	(177)	9,525	(235)
Equity securities	123	(11)	-	-	123	(11)
Other securities	5,435	(65)	-	-	5,435	(65)
Total	$39,755	$(962)	$18,783	$(266)	$20,972	$(696)

Investment securities
held-to-maturity:

Residential mortgage
pass-through securities	1,751	(12)	1,751	(12)	-	-
Corporate bonds and notes	2,765	(7)	-	-	2,765	(7)
Total	$4,516	$(19)	$1,751	$(12)	$2,765	$(7)

Total temporarily impaired
securities	$44.271	$(981)	$20,534	$(278)	$23,737	$(703)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

	December 31, 2015
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$12,260	$(58)	$12,013	$(54)	$247	$(4)
Residential mortgage
pass-through securities	9,027	(48)	9,027	(48)	-	-
Commercial mortgage-backed
securities	2,971	(9)	2,971	(9)	-	-
Trust preferred securities	1,345	(231)	-	-	1,345	(231)
Corporate bonds and notes	16,533	(292)	12,702	(161)	3,831	(131)
Asset-backed securities	14,745	(298)	11,250	(188)	3,495	(110)
Certificates of deposit	215	(8)	215	(8)	-	-
Equity securities	123	(23)	-	-	123	(23)
Other securities	5,347	(153)	-	-	5,347	(153)
Total	$62,566	$(1,120)	$48,178	$(468)	$14,388	$(652)
Investment Securities
Held-to-Maturity:
Federal agency obligation	12,554	(119)	11,783	(109)	771	(10)
Residential mortgage
pass-through securities	2,480	(6)	2,480	(6)	-	-
Commercial mortgage-backed
securities	1,331	(2)	1,331	(2)	-	-
Obligations of U.S. states
and political subdivisions	981	(3)	981	(3)	-	-
Corporate bonds and notes	5,536	(161)	5,536	(161)	-	-
Total	$22,882	$(291)	$22,111	$(281)	$771	$(10)

Total Temporarily Impaired
Securities	$85,448	$(1,411)	$70,289	$(749)	$15,159	$(662)

Investment securities having a carrying value of approximately $165.6 million and $142.5 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window and Federal Home Loan Bank advances and for other purposes required or permitted by law.

As of June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Interest rate swaps were entered into on August 24, 2015, December 30, 2014 and October 15, 2014 each with a respective notional amount of $25.0 million and were designated as cash flow hedges of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 – Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2016, December 31, 2015 and June 30, 2015 are presented in the following table.

	June 30,	December 31,	June 30,
(dollars in thousands)	2016	2015	2015
Notional amount	$75,000	$75,000	$50,000
Weighted average pay rates	1.58%	1.56%	1.58%
Weighted average receive rates	0.65%	0.44%	0.26%
Weighted average maturity	3.3 years	3.8 years	3.9 years
Fair value	$(1,856)	$(131)	$(250)

Interest expense recorded on these swap transactions totaled approximately $176,000 and $367,000 for the three and six months ended June 30, 2016 and approximately $165,000 and $331,000 for the three and six months ended June 30, 2015.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Six Months Ended June 30, 2016
	Amount of loss	Amount of loss	Amount of loss
	recognized	reclassified	recognized in other
	in OCI (Effective	from OCI to	Non-interest income
(in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(1,725)	$-	$-

Six Months Ended June 30, 2015
	Amount of loss	Amount of loss	Amount of loss
	recognized	reclassified	recognized in other
	in OCI (Effective	from OCI to	Non-interest income
(in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(298)	$-	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2016 and December 31, 2015:

	2016		2015
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$75,000	$(1,856)	$75,000	$(131)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, premiums and discounts related to purchase accounting and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at June 30, 2016 and December 31, 2015:

		December 31,
	June 30, 2016	2015
	(in thousands)
Commercial	$630,425	$570,116
Commercial real estate	2,071,769	1,966,696
Commercial construction	443,277	328,838
Residential real estate	230,497	233,690
Consumer	1,976	2,454
Gross loans	3,377,944	3,101,794
Net deferred loan fees	(2,324)	(2,787)
Total loans receivable	$3,375,620	$3,099,007

At June 30, 2016 and December 31, 2015 loan balances of approximately $1.6 billion were pledged to secure borrowings from the Federal Home Loan Bank of New York.

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
	(in thousands)
Commercial	$7,028	$7,078
Commercial real estate	1,030	1,775
Residential real estate	-	328
Total carrying amount	$8,058	$9,181

For those purchased loans disclosed above, the Company did not increase the allowance for loan and lease losses for the three and six months ended June 30, 2016.

The accretable yield, or income expected to be collected, on the purchased loans disclosed above for the three and six months ended June 30, 2016 is as follows (in thousands):

	Three Months	Three Months
	Ended June	Ended June
	30, 2016	30, 2015
Beginning balance	$3,416	$4,250
New loans purchased	-	-
Accretion of income	(183)	(237)
Reclassification from nonaccretable differences	-	-
Disposals	-	-
Ending balance	$3,233	$4,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

	Six Months	Six Months
	Ended June	Ended June
	30, 2016	30, 2015
Beginning balance	$3,599	$4,467
New loans purchased	-	-
Accretion of income	(366)	(454)
Reclassification from nonaccretable differences	-	-
Disposals	-	-
Ending balance	$3,233	$4,013

The following table presents information about the recorded investment in loan receivables on nonaccrual status by segment at June 30, 2016 and December 31, 2015:

Loans Receivable on Nonaccrual Status

	June 30,	December 31,
	2016	2015
	(in thousands)
Commercial	$9,480	$6,586
Commercial real estate	9,478	9,112
Commercial construction	-	1,479
Residential real estate	2,953	3,559
Total loans receivable on nonaccrual status	$21,911	$20,736

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table presents information, excluding net deferred loan fees, about the Company’s loan credit quality at June 30, 2016 and December 31, 2015:

	June 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$517,271	$7,812	$105,342	$-	$630,425
Commercial real estate	2,015,082	27,230	29,457	-	2,071,769
Commercial construction	443,277	-	-	-	443,277
Residential real estate	227,173	-	3,324	-	230,497
Consumer	1,900	-	76	-	1,976

Total loans	$3,204,703	$35,042	$138,199	$-	$3,377,944

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$462,358	$11,760	$95,998	$-	$570,116
Commercial real estate	1,919,041	18,990	28,426	239	1,966,696
Commercial construction	326,697	662	1,479	-	328,838
Residential real estate	229,426	-	4,264	-	233,690
Consumer	2,368	-	86	-	2,454

Total loans	$2,939,890	$31,412	$130,253	$239	$3,101,794

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the impaired loans, by loan segment, at June 30, 2016 and December 31, 2015:

	June 30, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(in thousands)
Commercial	$2,313	$2,692
Commercial real estate	16,233	16,200
Commercial construction	1,053	1,049
Residential real estate	3,324	3,730
Consumer	76	76
Total	$22,999	$23,747

With an allowance recorded
Commercial	$96,901	$96,664	$9,576
Commercial real estate	153	153	98
Total	$97,504	$96,817	$9,674

Total
Commercial	$99,214	$99,356	$9,576
Commercial real estate	16,386	16,353	98
Commercial construction	1,053	1,049	-
Residential real estate	3,324	3,730	-
Consumer	76	76	-
Total	$120,053	$120,564	$9,674

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

No related allowance recorded	(in thousands)
Commercial	$610	$645
Commercial real estate	15,517	16,512
Commercial construction	2,149	2,141
Residential real estate	3,954	4,329
Consumer	87	86
Total	$22,317	$23,713

With an allowance recorded
Commercial	$84,787	$84,449	$6,725

Total
Commercial	$85,397	$85,094	$6,725
Commercial real estate	15,517	16,512	-
Commercial construction	2,149	2,141	-
Residential real estate	3,954	4,329	-
Consumer	87	86	-
Total	$107,104	$108,162	$6,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans with no
related allowance
recorded:

Commercial	$2,370	$20	$76,744	$484	$2,337	$20	$37,855	$484
Commercial real estate	16,072	27	3,898	13	15,623	53	3,935	32
Commercial
construction	1,426	16	-	-	1,911	33	-	-
Residential real estate	3,947	5	3,481	2	4,021	10	3,512	4
Consumer	79	1	102	2	82	2	105	2
Total	$23,894	$69	$84,225	$501	$23,974	$118	$45,407	$522

Impaired loans with an
allowance recorded:

Commercial	$93,260	$784	$1,559	$-	$88,691	$1,522	$1,569	$-
Commercial real estate	153	-	4,298	-	153	-	4,268	-
Total	$93,413	$784	$5,857	$-	$88,844	$1,522	$5,837	$-

Total impaired loans:

Commercial	$95,630	$804	$78,303	$484	$91,028	$1,542	$39,424	$484
Commercial real estate	16,225	27	8,196	13	15,776	53	8,203	32
Commercial
construction	1,426	16	-	-	1,911	33	-	-
Residential mortgage	3,947	5	3,481	2	4,021	10	3,512	4
Consumer	79	1	102	2	82	2	105	2
Total	$117,307	$853	$90,082	$501	$112,818	$1,640	$51,244	$522

Included in impaired loans at June 30, 2016 and December 31, 2015 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower. Cash basis interest and interest income recognized on accrual basis approximate each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the aging of gross loans that are past due at June 30, 2016 and December 31, 2015 by segment:

Aging Analysis

	June 30, 2016
							Loans
							Receivable 90
			90 Days or				Days or Greater
	30-59 Days	60-89 Days	Greater Past	Total Past		Total Loans	Past Due and
	Past Due	Past Due	Due	Due	Current	Receivable	Accruing
	(in thousands)
Commercial	$375	$1,726	$8,677	$10,778	$619,647	$630,425	$-
Commercial real
estate	150	1,729	9,327	11,206	2,060,563	2,071,769	-
Commercial
construction	-	-	-	-	443,277	443,277	-
Residential real
estate	609	802	2,100	3,511	226,986	230,497	-
Consumer	8	-	-	8	1,968	1,976
Total	$1,142	$4,257	$20,104	$25,503	$3,352,441	$3,377,944	$-

	December 31, 2015
							Loans
							Receivable 90
			90 Days or				Days or Greater
	30-59 Days	60-89 Days	Greater Past	Total Past		Total Loans	Past Due and
	Past Due	Past Due	Due	Due	Current	Receivable	Accruing
	(in thousands)
Commercial	$6,887	$3,505	$6,865	$17,257	$552,859	$570,116	$-
Commercial real
estate	1,998	988	9,561	12,547	1,954,149	1,966,696	-
Commercial
construction	-	-	1,479	1,479	327,359	328,838	-
Residential real
estate	-	-	2,122	2,122	231,568	233,690	-
Consumer	4	9	-	13	2,441	2,454	-
Total	$8,889	$4,502	$20,027	$33,418	$3,068,376	$3,101,794	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	June 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$9,674	$-	$-	$-	$-	$-	$9,674
Collectively evaluated for impairment	5,874	11,371	4,040	1,091	4	709	23,089
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$15,548	$11,371	$4,040	$1,091	$4	$709	$32,763

Gross loans
Individually evaluated for impairment	$99,214	$16,386	$1,053	$3,324	$76	$-	$120,053
Collectively evaluated for impairment	464,080	1,406,028	434,402	144,204	1,268	-	2,449,982
Acquired portfolio	60,103	648,325	7,822	82,969	632	-	799,851
Acquired with deteriorated credit quality	7,028	1,030	-	-	-	-	8,058
Total	$630,425	$2,071,769	$443,277	$230,497	$1,976	$-	$3,377,944

	December 31, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$6,725	$-	$-	$-	$-	$-	$6,725
Collectively evaluated for impairment	4,224	10,926	3,253	976	4	464	19,847
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Gross loans
Individually evaluated for impairment	$85,397	$15,517	$2,149	$3,954	$87	$-	$107,104
Collectively evaluated for impairment	395,424	1,269,140	315,785	136,633	1,649	-	2,118,631
Acquired portfolio	82,217	680,264	10,904	92,775	718		866,878
Acquired with deteriorated credit quality	7,078	1,775	-	328	-	-	9,181
Total	$570,116	$1,966,696	$328,838	$233,690	$2,454	$-	$3,101,794

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

A summary of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended June 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at March 31, 2016	$13,097	$10,941	$3,617	$1,074	$4	$341	$29,074

Charge-offs	(72)	-	-	-	(5)	-	(77)

Recoveries	1	12	-	2	1	-	16

Provision	2,522	418	423	15	4	368	3,750

Balance at June 30, 2016	$15,548	$11,371	$4,040	$1,091	$4	$709	$32,763

	Three Months Ended June 30, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at March 31, 2015	$3,927	$8,846	$1,518	$981	$4	$657	$15,933

Charge-offs	(55)	(278)	-	-	(1)	-	(334)

Recoveries	3	327	-	-	1	-	331

Provision	758	300	427	180	3	(118)	1,550

Balance at June 30, 2015	$4,633	$9,195	$1,945	$1,161	$7	$539	$17,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

	Six Months Ended June 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31,
2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Charge-offs	(517)	-	-	(67)	(5)	-	(589)

Recoveries	2	25	-	2	1	-	30

Provision	5,114	420	787	180	4	245	6,750

Balance at June 30, 2016	$15,548	$11,371	$4,040	$1,091	$4	$709	$32,763

	Six Months Ended June 30, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31,
2014	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Charge-offs	(100)	(282)	-	-	(13)	-	(395)

Recoveries	10	327	-	2	1	-	340

Provision	1,640	1,351	706	46	12	(380)	3,375

Balance at June 30, 2015	$4,633	$9,195	$1,945	$1,161	$7	$539	$17,480

Troubled Debt Restructurings

At June 30, 2016, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Loans modified in troubled debt restructurings totaled $99.2 million at June 30, 2016, of which $1.4 million were on nonaccrual status and $97.8 million were performing troubled debt restructurings. At December 31, 2015, loans modified in troubled debt restructurings totaled $86.6 million, of which $0.7 million were on nonaccrual status and $85.9 million were performing troubled debt restructurings. The Company has allocated $7.8 and $4.5 million in specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of June 30, 2016 and December 31, 2015, respectively. Performing TDRs as of June 30, 2016 increased the allowance for loan and lease losses by $1.5 and $3.3 million during the three and six months ended June 30, 2016, respectively. Performing TDRs as of December 31, 2015 did not increase the allowance for loan and lease losses during the year ended December 31, 2015.

The $7.8 million in specific allocations referenced above were associated with taxi medallion lending and were calculated based on the present value of estimated cash flows, including contractual debt interest service through maturity, and principal repayments based on the estimated fair value of the collateral excluding any consideration for personal guarantees of borrowers, which provide an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at June 30, 2016 was approximately $750,000. An additional $3.3 million specific allocation was required at June 30, 2016 due to a decline in the Company’s estimated valuation of taxi medallions since December 31, 2015, when the specific allocation was $4.5 million.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2016 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	12	$12,018	$12,018
Commercial real estate	1	575	575
Commercial construction	-	-	-
Residential real estate	-	-	-
Consumer	-	-	-

Total	13	$12,593	$12,593

Included in the above troubled debt restructurings were eight loans secured by 15 New York City taxi medallions totaling $10.1 million. These loan modifications included interest rate reductions and maturity extensions. All eight loans were accruing prior to modification, while seven remained in accrual status post-modification.

The troubled debt restructurings described above increased the allowance for loan and leases losses by $108 thousand during the six months ended June 30, 2016. There were no charge-offs in connection with a loan modification at the time of modification during the six months ended June 30, 2016. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2016.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2015 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	47	$75,375	$75,375
Commercial real estate	-	-	-
Commercial construction	-	-	-
Residential real estate	-	-	-
Consumer	-	-	-

Total	47	$75,375	$75,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The troubled debt restructurings included in the table above were loans secured by New York City taxi medallions that were modified during the second quarter of 2015. The modifications consisted of a deferral of principal amortization from approximately 25-30 year amortization to interest-only. There was no extension of the loans’ contractual maturity dates, there was no forgiveness of principal, and the interest rates on these loans were increased from approximately 3%-3.25% to 3.75%. These loans were accruing prior to modification and remained in accrual status post-modification.

The troubled debt restructurings above did not increase the allowance for loan loss during the six months ended June 30, 2015. There were no charge-offs in connection with a loan modification at the time of modification during the six months ended June 30, 2015. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2015.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

		June 30, 2016
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$30,403	$-	$30,403	$-
Residential mortgage pass-
through securities	47,030	-	47,030	-
Commercial mortgage pass-
through securities	3,074	-	3,074	-
Obligations of U.S. states and
political subdivision	38,421	-	38,421	-
Trust preferred securities	16,327	-	16,327	-
Corporate bonds and notes	34,919	-	34,919	-
Asset-backed securities	16,712	-	16,712	-
Certificates of deposit	1,217	-	1,217	-
Equity securities	381	381	-	-
Other securities	19,782	19,782	-	-
Total available-for-sale	$208,266	$20,163	$188,103	$-
Loans held-for-sale	360	-	360	-
Total assets	$208,586	$20,163	$188,463	-
Liabilities
Derivatives	$1,856	$-	$1,856	$-

Total liabilities	$1,856	$-	$1,856	$-

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended June 30, 2016.

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

There were no transfers between Level 1, Level 2 and Level 3 during the year ended December 31, 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The Company primarily utilized appraisal value less cost to sell and other unobservable market inputs to determine fair value of assets, and therefore, these valuations are classified as a Level 3 measurement. For assets measured at fair value on a non-recurring basis, the fair value measurements at June 30, 2016 and December 31, 2015 are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	(in thousands)
Commercial	$3,626	$-	$-	$3,626

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	(in thousands)
Commercial	$3,751	$-	$-	$3,751

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

Impaired loans - The value of the impaired loans above were measured based upon the fair value of the collateral of the loans. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. Collateral dependent impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral. Collateral dependent impaired loans at June 30, 2016 that required a valuation allowance were $5.6 million with a related valuation allowance of $1.9 million compared to $6.0 million with a related valuation allowance of $2.2 million at December 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Loans. The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were segregated by types such as commercial, residential and consumer loans. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and therefore, while permissible for presentation purposes under ASC 825-10, do not conform to ASC 820-10.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015.

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2016
Financial assets
Cash and due from banks	$175,113	$175,113	$175,113	$-	$-
Investment securities available-for-sale	208,266	208,266	18,524	177,246	-
Investment securities held-to-maturity	214,718	227,427	30,947	178,030	18,450
Restricted investment in bank stocks	25,210	n/a	n/a	n/a	n/a
Net loans	3,342,857	3,365,251	-	-	3,365,251
Loans held-for-sale	360	360	-	360	-
Accrued interest receivable	12,726	12,726	141	2,485	10,100

Financial liabilities
Noninterest-bearing deposits	648,664	648,664	648,664	-	-
Interest-bearing deposits	2,552,329	2,545,465	-	2,545,465	-
Borrowings	496,414	502,496	-	502,496	-
Subordinated debentures, net	54,441	53,367	-	53,367	-
Derivatives	1,856	1,856	-	1,856	-
Accrued interest payable	$4,617	$4,617	$-	$4,617	$-

December 31, 2015
Financial assets
Cash and due from banks	$200,895	$200,895	$200,895	$-	$-
Investment securities available-for-sale	195,770	195,770	18,524	177,246	-
Investment securities held-to-maturity	224,056	230,558	29,226	182,774	18,558
Restricted investment in bank stocks	32,612	n/a	n/a	n/a	n/a
Net loans	3,072,435	3,059,343	-	-	3,059,343
Accrued interest receivable	12,545	12,545	68	2,699	9,778

Financial liabilities
Noninterest-bearing deposits	650,775	650,775	650,775	-	-
Interest-bearing deposits	2,140,191	2,137,149	-	2,137,149	-
Borrowings	671,587	674,131	-	674,131	-
Subordinated debentures, net	54,343	55,209	-	55,209	-
Derivatives	131	131	-	131	-
Accrued interest payable	$4,387	$4,387	$-	$4,387	$-

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

Note 8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (net of tax) at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Net unrealized gain on investment securities available-for-sale	$1,905	$713
Cash flow hedge	(1,098)	(77)
Unamortized component of securities transferred from available-for-sale to held-to-maturity	(1,116)	(1,173)
Defined benefit pension and post-retirement plans	(4,012)	(4,072)
Total accumulated other comprehensive loss	$(4,321)	$(4,609)

Note 9. Stock-Based Compensation

The Company maintains three stock-based compensation plans from which new grants could be issued. The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. Grants under the existing plans can be in the form of stock options (qualified or non-qualified), restricted shares, or performance units. Shares available for grant and issuance under the existing plans as of June 30, 2016 are 68,516 under the 2009 Equity Incentive Plan and 234,090 shares under the North Jersey Community Bancorp Equity Compensation Plan. The Company intends to issue all shares under these plans in the form of newly issued shares.

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

No options were granted during the three and six months ended June 30, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation – (continued)

During the three months ended June 30, 2016 and 2015 a total of 1,000 and 0 restricted shares were awarded, respectively. The compensation expense related to restricted stock awards during the quarter ended June 30, 2016 was $167,000.

During 2016 and 2015, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing on January 1 of the year of issuance. Under the grant agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest on the third anniversary of the grant date or on an earlier date in the event of a change in control, as defined in the agreements. At June 30, 2016, the specific number of shares related to performance unit awards that were expected to vest was 132,304, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 181,892 shares. The total amount of compensation cost related to performance unit awards included in salary expense during the quarter ended June 30, 2016 and 2015 was $267,000 and $102,000, respectively.

Option activity under the principal option plans as of June 30, 2016 and changes during the six months ended June 30, 2016 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2015	535,906	$6.48
Granted	-	-
Exercised	(38,735)	6.32
Forfeited/cancelled/expired	(45,010)	10.59
Outstanding at June 30, 2016	452,161	$6.09	2.81	$4,341,277
Exercisable at June 30, 2016	448,631	$6.02	2.77	$4,336,158

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount changes based on the fair market value of the Parent Corporation’s stock.

Information related to stock option exercises during 2016:

2016
Intrinsic value of options exercised	$398,890
Cash received from options exercised	244,625
Tax benefit realized from options exercised	53,631
Weighted average fair value of options granted	n/a

The aggregate intrinsic value of exercised options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of in-the-money options) of all options that were exercised during the 6 month period ending June 30, 2016. The tax benefit is calculated on any non-qualified options exercised during the period using a 36% tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation

The below table represents information regarding restricted shares currently outstanding at June 30, 2016:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2015	96,902	$16.81
Granted	72,920	15.88
Vested	(55,648)	16.01
Forfeited/cancelled/expired	(1,000)	19.58
Nonvested at June 30, 2016	113,174	$16.81

As of June 30 2016, there was $1,507,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 26.1 months. No shares vested during the quarter ended June 30, 2016.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unearned at December 31, 2015	87,038	$19.46
Awarded	52,713	17.15

Forfeited	(7,447)	19.46
Expired	-	-
Unearned at June 30, 2016	132,304	$18.60

At June 30, 2016, compensation cost of $1,918,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.0 years.

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Interest cost	$129	$129	$257	$267
Expected return on plan assets	(155)	(127)	(291)	(264)
Net amortization	102	108	204	216
Recognized settlement loss	-	115	-	565
Net periodic pension cost	$76	$225	$170	$784

Amortization of actuarial loss	$-	$(261)	$(101)	$(1,003)

Total recognized in other comprehensive income	$-	$(261)	$(101)	$(1,003)

Total recognized in net expense and OCI (before tax)	$76	$(36)	$69	$(219)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Components of Net Periodic Pension Cost – (continued)

Contributions

The Company contributed $2.0 million to its Pension Trust during the second quarter of 2016. The Company does not plan on contributing additional amounts to the Pension Trust for the remainder of 2016. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 11. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	June 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(in thousands)
By type of borrowing:
FHLB borrowings	$481,414	1.53%	$656,587	1.26%
Repurchase agreements (“REPOs”)	15,000	5.95	15,000	5.95
Total borrowings	$496,414	1.66	$671,587	1.37

By remaining period to maturity:
One year or less	$225,414	0.62%	$270,587	0.64%
One to two years	91,000	1.45	171,000	1.56
Two to three years	115,000	1.85	130,000	1.84
Three to four years	25,000	1.85	35,000	1.60
Four to five years	40,000	3.43	65,000	2.82
Total borrowings	$496,414	1.66	$671,587	1.37

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

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate while the REPOs are variable rate advances. The advances at June 30, 2016 were collateralized by approximately $1.2 billion of commercial mortgage loans, net of required over-collateralization amounts, under a blanket lien arrangement. At June 30, 2016 the Company had remaining borrowing capacity of approximately at FHLB of approximately $731 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 – Securities Sold under Agreements to Repurchase

Repurchase agreements are secured borrowings. The Company pledges investment securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows for the periods presented:

	June 30,	December 31,	June 30,
(dollars in thousands)	2016	2015	2015
Average daily balance during the year-to-date	$15,000	$22,890	$31,000
Average interest rate during the year-to-date	5.95%	5.92%	5.90%
Maximum month-end balance during the year-to-date	$15,000	$31,000	$31,000%
Weighted average interest rate during the year-to-date	5.95%	5.92%	5.90%

The table below shows the remaining contractual maturity of agreement by fair value of collateral pledged:

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
(dollars in thousands)	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
Repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$5,158	$5,158
Residential mortgage pass-through securities	-	-	-	14,180	14,180
Total Borrowings	$-	$-	$-	$19,338	$19,338

Amounts related to agreements not included in offsetting disclosure in Note 14:					$4,338

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
(dollars in thousands)	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
Repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$6,313	$6,313
Residential mortgage pass-through securities	-	-	-	12,589	12,589
Total Borrowings	$-	$-	$-	$18,902	$18,902

Amounts related to agreements not included in offsetting disclosure in Note 14					$3,902

The fair value of securities pledged to secure repurchase agreements may decline. By contractual agreement, the fair value of securities pledged to secure repurchase agreements must meet or exceed the gross outstanding balance by 8%, or be subject to margin calls. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $19.3 million and $18.8 million at June 30, 2016 and December 31, 2015.

Note 13 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2016 was 3.49%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13 - Subordinated Debentures – (continued)

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at June 30, 2016 and December 31, 2015.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of June 30, 2016, unamortized costs related to the debt issuance were $714,000.

In connection with the issuance of the Notes, the Parent Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB- for the Company’s subordinated debt and a senior deposit rating of BBB+ for the Bank.

Note 14 – Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14 – Offsetting Assets and Liabilities – (continued)

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of June 30, 2016 and December 31, 2015:

				Gross Amounts Not Offset
		Gross Amounts	Net Amounts of		Cash or
		Offset in the	Assets Presented in	Financial	Financial
	Gross Amounts	Statement of	the Statement of	Instruments	Instrument	Net
	Recognized	Financial Position	Financial Position	Recognized	Collateral	Amount
	(in thousands)
June 30, 2016
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$1,856	$-	$1,856	$-	$1,856	$-
Repurchase
agreements	15,000	-	15,000	-	15,000	-
Total	$16,856	$-	$16,856	$-	$16,856	$-
December 31, 2015
Assets:
Interest rate swaps	$48	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$131	$-	$131	$-	$131	$-
Repurchase
agreements	15,000	-	15,000	-	15,000	-
Total	$15,131	$-	$15,131	$-	$15,131	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2016 and December 31, 2015. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by ConnectOne Bancorp, Inc. and its subsidiaries (collectively, the “Company”) conform, in all material respects, to GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the consolidated statements of operations. Actual results could differ significantly from those estimates.

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

Operating Results Overview

Net income available to common stockholders for the three months ended June 30, 2016 amounted to $10.9 million compared to $10.5 million for the comparable three-month period ended June 30, 2015. The Company’s diluted earnings per share were $0.36 for the three months ended June 30, 2015 as compared with diluted earnings per share of $0.35 for the same three months of 2015. The increase in net income available to common stockholders and diluted earnings per share was primarily attributable to an increase in net interest income and a decrease in noninterest expense, partially offset by an increase in provision for loan and lease losses and a decrease in noninterest income.

Net income available to common stockholders for the six months ended June 30, 2016 amounted to $21.2 million compared to $20.8 million for the comparable six-month period ended June 30, 2015. The Company’s diluted earnings per share were $0.70 for the six months ended June 30, 2016 as compared with diluted earnings per share of $0.69 for the first six months of 2015. The increase in net income available to common stockholders and diluted earnings per share was primarily attributable to an increase in net interest income, partially offset by increases in provision for loan and lease losses and noninterest expenses and a decrease in noninterest income.

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

Fully taxable equivalent net interest income for the second quarter of 2016 was $33.1 million, an increase of $3.8 million, or 13.0%, from the same quarter of 2015. This was a result of a 19.8% increase in average interest-earning assets due to significant organic loan growth, partially offset by a 20 basis-point contraction of the net interest margin. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.2 million during the second quarter of 2016 and $1.5 million in the same quarter of 2015. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.28% in the second quarter of 2016, 14 basis points lower than the 2015 second quarter adjusted net interest margin of 3.42% . The reduction in the adjusted net interest margin was due to a higher level of cash balances, the June 30, 2015 issuance of $50 million in subordinated debentures, increased costs of attracting and retaining time deposits and the impact of a protracted low-interest rate environment on loan yields.

Fully taxable equivalent net interest income for the six months ended June 30, 2016 was $65.1 million, an increase of $6.9 million, or 11.8%, from the same period in 2015. This was a result of an 18.6% increase in average interest-earning assets due to significant organic loan growth, partially offset by a 22 basis-point contraction of the net interest margin. Included in net interest income was accretion and amortization of purchase accounting adjustments of $2.6 million for the six months ended June 30, 2016 and $3.3 million for the same period in 2015. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.29% for the six months ended June 30, 2016, 15 basis points lower than the same period in 2015 adjusted net interest margin of 3.44% . The reduction in the adjusted net interest margin was due to a higher level of cash balances, the June 30, 2015 issuance of $50 million in subordinated debentures, increased costs of attracting and retaining time deposits and the impact of a protracted low-interest rate environment and loan yields.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2016 and 2015, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2016			2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
			(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$418,270	$3,497	3.36%	$495,805	$4,118	3.33%
Loans (2) (3) (4)	3,334,057	36,743	4.43	2,689,525	30,380	4.53
Federal funds sold & interest-bearing with banks	128,994	146	0.45	54,087	41	0.30
Restricted investment in bank stock	31,481	370	4.72	26,965	280	4.16
Total interest-earning assets	3,912,802	40,756	4.19	3,266,382	34,819	4.28
Allowance for loan and lease losses	(29,924)			(16,463)
Noninterest earning assets	329,429			301,678
Total liabilities and stockholders’ equity	$4,212,307			$3,551,597

Interest-bearing liabilities:
Money market deposits	$791,845	$692	0.50	$591,328	$689	0.42
Savings deposits	215,267	156	0.29	218,845	157	0.29
Time deposits	889,561	2,857	1.29	748,780	2,131	1.14
Other interest-bearing deposits	528,954	429	0.33	416,221	324	0.37
Total interest-bearing deposits	2,425,627	4,434	0.74	1,975,174	3,301	0.67

Borrowings	639,054	2,355	1.48	565,094	2,110	1.50
Subordinated debentures (8)	55,155	812	5.92	5,704	48	5.96
Capital lease obligation	2,844	43	6.04	2,961	44	3.38
Total interest-bearing liabilities	3,122,680	7,644	0.98	2,548,933	5,503	0.87

Demand deposits	581,743			510,369
Other liabilities	24,365			28,291
Total noninterest-bearing liabilities	606,108			538,660
Stockholders’ equity	483,519			464,004
Total liabilities and stockholders’ equity	$4,212,307			$3,551,597
Net interest income (tax equivalent basis)		33,112			29,316
Net interest spread (5)			3.21%			3.41%
Net interest margin (6)			3.40%			3.60%
Tax equivalent adjustment		(718)			(638)
Net interest income		$32,394			$28,678

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.
(8)	Amount does not reflect netting of debt issuance costs of $714 and $0 for the three months ended June 30, 2016 and June 30, 2015, respectively.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2016			2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$416,875	$6,996	3.38%	$502,829	$8,387	3.31%
Loans (2) (3) (4)	3,261,744	71,950	4.44	2,630,865	59,833	4.59
Federal funds sold & interest-bearing with banks	113,900	280	0.49	26,123	500	3.86
Restricted investment in bank stocks	32,337	722	4.49	65,052	84	0.26
Total interest-earning assets	3,824,856	79,948	4.20	3,224,869	68,804	4.29
Allowance for loan and lease losses	(28,573)			(15,611)
Noninterest earning assets	327,446			300,185
Total liabilities and stockholders’ equity	$4,123,729			$3,509,443

Interest-bearing liabilities:
Money market deposits	$722,454	$1,804	0.50	$610,395	$1,411	0.47
Savings deposits	215,379	313	0.29	220,719	319	0.29
Time deposits	846,684	5,392	1.28	719,050	3,949	1.11
Other interest-bearing deposits	516,425	864	0.34	421,793	647	0.31
Total interest-bearing deposits	2,302,939	8,373	0.73	1,971,957	6,326	0.65

Borrowings	661,761	4,769	1.45	549,659	4,078	1.50
Subordinated debentures (8)	55,155	1,622	5.92	2,975	88	3.27
Capital lease obligation	2,859	86	6.04	5,431	89	6.03
Total interest-bearing liabilities	3,022,714	14,850	0.99	2,530,022	10,581	0.84

Demand deposits	595,528			496,014
Other liabilities	22,476			24,268
Total noninterest-bearing liabilities	618,004			520,282
Stockholders’ equity	483,011			459,139
Total liabilities and stockholders’ equity	$4,123,729			$3,509,443
Net interest income (tax equivalent basis)		65,098			58,223
Net interest spread (5)			3.22%			3.45%
Net interest margin (6)			3.42%			3.63%
Tax equivalent adjustment		(1,384)			(1,253)
Net interest income		$63,714			$56,970

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.
(8)	Amount does not reflect netting of debt issuance costs of $714 and $0 for the six months ended June 30, 2016 and June 30, 2015, respectively.

Noninterest Income

Noninterest income totaled $1.6 million in the second quarter of 2016, a decrease of $1.9 million from $3.4 million in the comparable prior-year quarter. The decrease was primarily due to an insurance recovery of $2.2 million relating to a wire fraud loss that occurred during the second quarter of 2015. Excluding this insurance recovery, noninterest income increased by approximately $0.4 million from the comparable prior-year quarter. The increase was primarily attributable to $0.2 million increase in bank-owned life insurance, and a $0.3 million increase in deposit, loan and other income, which included a $0.2 million gain in a sale of one OREO property, offset by a decrease in net gains on sale of investment securities of $0.1 million. Net securities gains were $0.1 million and $0.2 million for the second quarter of 2016 and 2015, respectively.

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

Noninterest income totaled $2.8 million for the six months ended June 30, 2016, a decrease of $2.2 million from $5.0 million in the comparable prior-year period. The decrease was primarily due to the aforementioned insurance recovery of $2.2 million.

Noninterest Expense

Noninterest expenses for the second quarter of 2016 were $14.4 million, a $0.6 million, or 4.2%, decrease from $15.0 million in the second quarter of 2015, and were $28.7 million for the first six months of 2016, a $1.1 million, or 4%, increase from $27.6 million in the first half of 2015. Included in the noninterest expense for the second quarter of 2015 and for the first six months of 2015 was a loss on debt extinguishment of $2.4 million. This loss on debt extinguishment was the result of the Company repurchasing $16.0 million in principal amount of high cost puttable borrowings. Excluding the loss on debt extinguishment, noninterest expenses increased $1.8 million and $3.5 million in the second quarter of 2016 and for the first six months of 2016, respectively, from their prior year periods.

The largest factors contributing to the increases (excluding loss on debt extinguishment) were salaries and employee benefits expense, which increased by $0.8 and $1.8 million to $7.8 million and $15.4 million in the second quarter and first six months of 2016, respectively, and occupancy and equipment expense, which increased by $0.4 and $0.5 million to $2.2 million and $4.4 million in the second quarter and first six months of 2016, respectively. These increases across both period comparisons were primarily the result of increased levels of business and staff resulting from organic loan growth.

Income Taxes

Income tax expense was $5.0 and $9.8 million for the three and six months ended June 30, 2016, respectively, compared with $4.8 million and $10.1 for the three and six months ended June 30, 2015, respectively. The effective tax rates were 31.5% for both the second quarter and first six months of 2016, compared with 32.5% for both the second quarter and first six months of 2015. The effective tax rate for the full year 2016 is expected to remain at approximately 31.5%.

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

					Dollar
	June 30, 2016		December 31, 2015		Change
	Amount	%	Amount	%	2016 vs. 2015
	(dollars in thousands)
Commercial	$630,425	18.7%	$570,116	18.4%	$60,309
Commercial real estate	2,071,769	61.3	1,966,696	63.4	105,073
Commercial construction	443,277	13.1	328,838	10.6	114,439
Residential real estate	230,497	6.8	233,690	7.5	(3,193)
Consumer	1,976	0.1	2,454	0.1	(478)
Gross loans	$3,377,944	100.0%	$3,101,794	100.0%	$276,150

At June 30, 2016, total gross loans amounted to $3.4 billion, an increase of $0.3 billion, or 8.9%, as compared to December 31, 2015. Net loan growth was primarily attributable to multi-family ($87 million, including a $28 million loan reclassified during the current quarter as multi-family from other commercial real estate), commercial ($60 million), other commercial real estate ($18 million, including the aforementioned reclassification) and commercial construction ($114 million). The increase in commercial construction reflected higher utilization of existing construction facilities. The growth in loans was funded with increases in deposits.

At June 30, 2016, acquired loans remaining in the loan portfolio totaled $0.8 billion, compared to $0.9 billion as of December 31, 2015.

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

At June 30, 2016, the allowance was $32.8 million as compared to $26.6 million at December 31, 2015. Provisions to the allowance for the three and six months ended June 30, 2016 totaled $3.8 million and $6.8 million, respectively, compared to $1.6 million and $3.4 million for the same periods in 2015. The increase to the three months and six months ended June 30, 2016 primarily resulted from approximately $1.8 million and $3.3 million of specific allocations to the Bank’s taxi medallion portfolio, partially offset by a reduced level of non-Taxi specific allocations. See “Asset Quality” for a discussion of the taxi cab medallion portfolio. There were $61 thousand in net charge-offs during the three months ended June 30, 2016, compared to $16 thousand in net charge-offs for the three months ended December 31, 2015 and $3 thousand during the three months ended June 30, 2015. The allowance for loan and lease losses as a percentage of total loans amounted to 0.97% at June 30, 2016 compared to 0.86% at December 31, 2015 and 0.63% at June 30, 2015.

The level of the allowance for the respective periods of 2016 and 2015 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at June 30, 2016 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan and lease losses are presented in the following table for the periods indicated.

	Six Months Ended
	June 30,
	2016	2015
	(dollars in thousands)
Average loans for the period	$3,261,744	$2,630,864
Loans receivable at end of period	3,375,620	2,765,288

Analysis of the Allowance for loan and lease losses:
Balance - beginning of year	$26,572	$14,160
Charge-offs:
Commercial	(517)	(100)
Commercial real estate	-	(282)
Residential real estate	(67)	-
Consumer	(5)	(13)
Total charge-offs	(589)	(395)
Recoveries:
Commercial	2	10
Commercial real estate	25	327
Residential real estate	2	2
Consumer	1	1
Total recoveries	30	340
Net charge-offs	(559)	(55)
Provision for loan and lease losses	6,750	3,375
Balance - end of period	$32,763	$17,480
Ratio of annualized net charge-offs during the period to average loans during the period	0.07%	-%
Allowance for loan and lease losses as a percent of total loans	0.97%	0.63%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days and still accruing:

	June 30,	December 31,
	2016	2015
Nonaccrual loans	$21,911	$20,737
OREO	2,029	2,549
Total nonperforming assets	$23,940	$23,286
Performing TDRs	$97,831	$85,925
Loans past due 90 days and still
accruing	$-	$-

Nonaccrual loans to total loans
receivable	0.65%	0.67%
Nonperforming assets to total assets	0.56%	0.58%
Nonperforming assets, performing
TDRs, and loans past due 90 days
and still accruing to total loans
receivable	3.61%	3.52%

The increase in TDRs was primarily due were eight loans secured by 15 New York City taxi medallions totaling $10.1 million. These loans included interest rate reductions and maturity extensions. All eight loans were accruing prior to modification, while seven remained in accrual status post-modification.

As of June 30, 2016, loans secured by New York City taxi medallions totaled $103.1 million. Troubled debt restructurings associated with this portfolio totaled $88.0 million and total nonaccrual loans were $3.9 million, up from $85.9 million and $0 million as of December 31, 2015. Specific reserves for taxi medallion loans totaled $7.8 million, or 7.6%, of total taxi medallion portfolio. The Bank’s valuation of corporate medallions, which represent approximately 95% of total exposure, was approximately $750 thousand as of June 30, 2016, down from approximately $800 thousand as of December 31, 2015.

The $7.8 million in specific allocations referenced above were calculated based on the present value of estimated cash flows, including contractual debt interest service through maturity, and principal repayments based on the estimated fair value of the collateral excluding any consideration for personal guarantees of borrowers, which provide an additional source of repayment but cannot be relied upon. An additional $3.3 million specific allocation was required for the six months ended June 30, 2016 due to a decline in the Company’s estimated valuation of taxi medallions from December 31, 2015, when the specific allocation was $4.5 million.

Investment Portfolio

At June 30, 2016, the principal components of the investment securities portfolio were U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the six months ended June 30, 2016, approximately $6.6 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the investment securities was primarily used to fund loan growth and purchase new securities.

For the three months ended June 30, 2016, average investment securities decreased $77.5 million to approximately $418.3 million, or 10.7% of average interest-earning assets, from $495.8 million on average, or 15.2% of average interest-earning assets, for the comparable period in 2015. For the six months ended June 30, 2016, average investment securities decreased $86.0 million to approximately $416.9 million, or 10.9% of average interest-earning assets, from $502.8 million on average, or 15.6% of average interest-earning assets, for the comparable period in 2015. The reduction in average balances for each of the respective periods was a result of total sales, maturities, calls and prepayments of securities for the year ended December 31, 2015 which totaled $145 million. In 2015, this was offset by approximately $55 million in new securities purchases with the remaining cash flow primarily utilized to fund new loan originations. For the six months ended June 30, 2016 total sales, maturities, calls and prepayments of securities $67 million offset by securities purchases of $69 million.

At June 30, 2016, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $1.3 million as compared with net unrealized gains of $0.7 million at December 31, 2015. At June 30, 2016, the net unrealized gains and losses on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2016 and December 31, 2015 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of June 30, 2016, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 7.73%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.81%. As of December 31, 2015, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.65%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 3.62%.

Based on our model, which was run as of June 30, 2016, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 8.04%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.77%. As of December 31, 2015, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.59%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2016, would decline by 10.29% with an instantaneous rate shock of up 200 basis points, and increase by 5.93% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2015, would decline by 9.65% with an instantaneous rate shock of up 200 basis points, and increase by 8.20% with an instantaneous rate shock of down 100 basis points.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$381,197	$(71,263)	(15.8)%	+300	$140,934	$14,394	11.4%
+200	405.883	(46,577)	(10.3)	+200	136,325	9,785	7.7
+100	428,260	(24,200)	(5.3)	+100	131,325	4,785	3.8
0	452,460	-	0.0	0	126,540	-	0.0
-100	479,272	26,812	5.9	-100	121,725	(4,815)	(3.8)

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

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations; unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

At June 30, 2016, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2016, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $429.9 million, which represented 10.1% of total assets and 11.6% of total deposits and borrowings, compared to $466.5 million at December 31, 2015, which represented 11.6% of total assets and 13.5% of total deposits and borrowings on such date. The decrease in the current period was mainly attributable to a reduction in cash balances of $25.8 million at June 30, 2016 from December 31, 2015

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2016, had the ability to borrow $1.2 billion. In addition, at June 30, 2016, the Bank had in place borrowing capacity of $37 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $77.1 million. At June 30, 2016, the Bank had aggregate available and unused credit of $837.8 million, which represents the aforementioned facilities totaling $1.3 billion net of $481 million in outstanding borrowings. At June 30, 2016, outstanding commitments for the Bank to extend credit were $546 million.

Cash and cash equivalents totaled $175.1 million at June 30, 2016, decreasing by $25.8 million from $200.9 million at December 31, 2015. Operating activities provided $24.4 million in net cash. Investing activities used $269.8 million in net cash, primarily reflecting an increase in loans. Financing activities provided $219.6 million in net cash, primarily reflecting a net increase of $410.2 million in deposits, a redemption of $11.3 million of preferred stock, and a net decrease of $175.0 million in borrowings (consisting of $375.0 million in new borrowings offset by repayments of $550.0 million).

Deposits

Total deposits increased by $410 million, or 14.7%, to $3.2 billion at June 30, 2016, primarily attributable to increases in time, interest-bearing demand and money market deposits, and partially offset by modest decreases in noninterest-bearing demand and savings. The following table sets forth the composition of our deposit base by the periods indicated.

					Dollar
	June 30, 2016		December 31, 2015		Change
	Amount	%	Amount	%	2016 vs. 2015
	(dollars in thousands)
Demand, noninterest-bearing	$648,664	20.3%	$650,775	23.3%	$(2,111)
Demand, interest-bearing & NOW	523,742	16.4	490,380	17.6	33,362
Money market	866,643	27.1	658,695	23.6	207,948
Savings	210,040	6.5	216,399	7.8	(6,359)
Time	951,904	29.7	774,717	27.7	177,187
Total deposits	$3,200,993	100.0%	$2,790,966	100.0%	$410,027

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2016 was 3.49%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank on June 30, 2015, and to repay $11.25 million of SBLF preferred issued to the U.S. Treasury on March 11, 2016. Remaining funds will be used for general corporate purposes. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

Stockholders’ Equity

Total stockholders’ equity was $484 million at June 30, 2016, an increase of $7 million from December 31, 2015. The increase in stockholders’ equity was due to an increase in retained earnings of approximately $17 million and approximately $1 million of equity issuance related to stock-based compensation (including the exercise of options), offset by an $11.25 million payoff of our SBLF preferred stock. Book value per common share was $16.04 at June 30, 2016, compared to $15.49 at December 31, 2015. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $11.09 at June 30, 2016, compared to $10.51 at December 31, 2015.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Company believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Company’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
	(in thousands, except for share data)
Stockholders’ equity	$484,414	$477,344
Less: Preferred stock	-	11,250
Less: Goodwill and other intangible assets	149,383	149,817
Tangible common stockholders’ equity	$335,031	$316,277

Common stock outstanding at period end	30,197,318	30,085,663

Book value per common share	$16.04	$15.49
Less: Goodwill and other intangible assets	4.95	4.98
Tangible book value per common share	$11.09	$10.51

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2016 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (dollars in thousands).

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$345,896	8.52%	$162,385	4.00%	N/A	N/A
CET I risk-based ratio	340,742	9.10	168,549	4.50	N/A	N/A
Tier 1 risk-based capital	345,896	9.23	224,732	6.00	N/A	N/A
Total risk-based capital	428,659	11.44	299,642	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$390,454	9.62%	$162,333	4.00%	$202,917	5.00%
CET I risk-based ratio	390,454	10.43	168,520	4.50	243,417	6.50
Tier 1 risk-based capital	390,454	10.43	224,693	6.00	299,591	8.00
Total risk-based capital	423,217	11.30	299,591	8.00	374,488	10.00

N/A - not applicable

As of June 30, 2016, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2016 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Capital Ratio which was 2.605% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.675% above the minimum buffer ratio.

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

b) Changes in internal controls over financial reporting. When the material weaknesses were identified, we enhanced our internal controls concerning identification of all TDRs by (i) strengthening our policies and procedures, including requirements that we obtain and analyze current information on each individual borrower and (ii) enhancing oversight, monitoring and approval authorities, before agreeing to any modification of a borrower’s loan. We also enhanced our internal controls concerning measurement of TDR impairment with regard to taxi medallion loans, including engaging a third-party firm specializing in financial valuation analysis. Despite these control enhancements, we cannot assert as of June 30, 2016 that our material weaknesses have been fully remediated, due to insufficient time to fully test these controls.

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

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: August 5, 2016		Date: August 5, 2016

