Form 10-Q
period 2016-09-30
ConnectOne Bancorp, Inc.
filed 2016-11-07
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: (Title of Class)	30,265,407 shares (Outstanding as of November 4, 2016)

Table of Contents
		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Condition at September 30, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015 (unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Qualitative and Quantitative Disclosures about Market Risks	59
Item 4.	Controls and Procedures	60
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1a.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
SIGNATURES

2

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
(in thousands, except for share data)	2016	2015
	(unaudited)
ASSETS
Cash and due from banks	$49,028	$31,291
Interest-bearing deposits with banks	184,766	169,604
Cash and cash equivalents	233,794	200,895

Investment securities:
Available-for-sale	338,459	195,770
Held-to-maturity (fair value of $ - and $230,558)	-	224,056

Loans held-for-sale	15,112	-

Loans receivable	3,445,476	3,099,007
Less: Allowance for loan and lease losses	37,615	26,572
Net loans receivable	3,407,861	3,072,435

Investment in restricted stock, at cost	24,535	32,612
Bank premises and equipment	22,112	22,333
Accrued interest receivable	12,497	12,545
Bank-owned life insurance	97,644	78,801
Other real estate owned	626	2,549
Goodwill	145,909	145,909
Core deposit intangibles	3,281	3,908
Other assets	25,974	24,096
Total assets	$4,327,804	$4,015,909
LIABILITIES
Deposits:
Noninterest-bearing	$655,683	$650,775
Interest-bearing	2,613,266	2,140,191
Total deposits	3,268,949	2,790,966
Borrowings	481,337	671,587
Subordinated debentures (net of $665 and $812 in debt issuance costs)	54,490	54,343
Other liabilities	23,440	21,669
Total liabilities	3,828,216	3,538,565

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding
11,250 shares of Series B preferred stock at December 31, 2015; total liquidation value of $11,250 at
December 31, 2015	-	11,250
Common stock, no par value, authorized 50,000,000 shares; issued 32,261,240 shares at September 30,
2016 and 32,149,585 at December 31, 2015; outstanding 30,197,318 shares at September 30, 2016 and
30,085,663 at December 31, 2015	374,287	374,287
Additional paid-in capital	10,409	8,527
Retained earnings	130,885	104,606
Treasury stock, at cost (2,063,922 common shares at September 30, 2016 and December 31, 2015)	(16,717)	(16,717)
Accumulated other comprehensive income/(loss)	724	(4,609)
Total stockholders’ equity	499,588	477,344
Total liabilities and stockholders’ equity	$4,327,804	$4,015,909

See accompanying notes to unaudited consolidated financial statements.
3

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for share and per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$37,803	$32,276	$109,381	$91,807
Interest and dividends on investment securities:
Taxable	1,774	2,669	5,879	8,340
Tax-exempt	988	901	2,867	2,666
Dividends	352	297	1,074	797
Interest on federal funds sold and other short-term investments	261	43	541	127
Total interest income	41,178	36,186	119,742	103,737
Interest expense
Deposits	5,159	3,655	13,532	9,980
Borrowings	2,995	2,804	9,472	7,060
Total interest expense	8,154	6,459	23,004	17,040
Net interest income	33,024	29,727	96,738	86,697
Provision for loan and lease losses	6,750	4,175	13,500	7,550
Net interest income after provision for loan and lease losses	26,274	25,552	83,238	79,147
Noninterest income
Annuities and insurance commissions	68	77	140	210
Bank-owned life insurance	615	388	1,843	1,162
Net gains on sale of loans held-for-sale	56	63	147	276
Deposit, loan and other income	706	1,224	1,984	2,145
Insurance recovery	-	-	-	2,224
Net gains on sales of investment securities	4,131	2,067	4,234	2,793
Total noninterest income	5,576	3,819	8,348	8,810
Noninterest expenses
Salaries and employee benefits	7,791	6,905	23,143	20,480
Occupancy and equipment	2,049	1,916	6,450	5,785
FDIC insurance	745	535	1,955	1,535
Professional and consulting	667	836	2,078	2,045
Marketing and advertising	293	247	817	634
Data processing	1,002	957	3,036	2,686
Loss on extinguishment of debt	-	-	-	2,397
Amortization of core deposit intangible	193	217	627	700
Other expenses	1,811	1,688	5,150	4,643
Total noninterest expenses	14,551	13,301	43,256	40,905
Income before income tax expense	17,299	16,070	48,330	47,052
Income tax expense	5,443	5,228	15,224	15,309
Net income	11,856	10,842	33,106	31,743
Less: Preferred stock dividends	-	28	22	84
Net income available to common stockholders	$11,856	$10,814	$33,084	$31,659
Earnings per common share:
Basic	$0.39	$0.36	$1.10	$1.06
Diluted	0.39	0.36	1.09	1.04
Weighted average common shares outstanding:
Basic	30,125,287	30,045,818	30,100,057	29,786,374
Diluted	30,401,684	30,335,571	30,376,085	30,323,376
Dividend per common share	$0.075	$0.075	$0.225	$0.225

See accompanying notes to unaudited consolidated financial statements.
4

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$11,856	$10,842	$33,106	$31,743
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding (losses) gains on available-for-sale securities
arising during the period	(523)	108	1,551	(1,196)
Tax effect	187	(39)	(634)	485
Net of tax	(336)	69	917	(711)
Unrealized gains on securities transferred from held-to-maturity
to available-for-sale the period	10,069	-	10,069	-
Tax effect	(3,815)	-	(3,815)	-
Net of tax	6,254	-	6,254	-
Reclassification adjustment for realized gains included in net
income	(4,131)	(2,067)	(4,234)	(2,793)
Tax effect	1,640	794	1,682	1,091
Net of tax	(2,491)	(1,273)	(2,552)	(1,702)
Amortization of unrealized net losses on held-to-maturity
securities transferred from available-for-sale securities	1,890	37	1,986	165
Tax effect	(774)	(15)	(813)	(67)
Net of tax	1,116	22	1,173	98

Unrealized gains (losses) on cash flow hedges	644	(855)	(1,081)	(1,153)
Tax effect	(263)	349	441	471
Net of tax	381	(506)	(640)	(682)
Unrealized pension plan gains and losses:
Unrealized pension plan gains (losses) before reclassifications	-	75	(1)	862
Tax effect	-	(31)	-	(353)
Net of tax	-	44	(1)	509
Reclassification adjustment for realized losses included in net
income	204	108	306	324
Tax effect	(83)	(44)	(124)	(132)
Net of tax	121	64	182	192
Total other comprehensive income (loss)	5,045	(1,580)	5,333	(2,296)
Total comprehensive income	$16,901	$9,262	$38,439	$29,447

See accompanying notes to unaudited consolidated financial statements.
5

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
per share data)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance as of December 31, 2014	$11,250	$374,287	$6,015	$72,398	$(16,717)	$(1,014)	$446,219
Net income	-	-	-	31,743	-	-	31,743
Other comprehensive loss, net of
tax	-	-	-	-	-	(2,296)	(2,296)
Dividend on series B preferred
stock	-	-	-	(84)	-	-	(84)
Cash dividends declared on
common stock ($0.15 per share)	-	-	-	(6,736)	-	-	(6,736)
Exercise of stock options (339,334
shares)	-	-	1,424	-	-	-	1,424
Restricted stock and performance
units grants (162,491 shares)	-	-	-	-	-	-	-
Stock-based compensation
expense	-	-	876	-	-	-	876

Balance as of September 30,
2015	$11,250	$374,287	$8,315	$97,321	$(16,717)	$(3,310)	$471,146

Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	33,106	-	-	33,106
Other comprehensive income, net
of tax	-	-	-	-	-	5,333	5,333
Dividend on series B preferred
stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on
common stock ($0.15 per share)	-	-	-	(6,805)	-	-	(6,805)

Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (36,135
shares)	-	-	232	-	-	-	232
Restricted stock and performance
units grants (75,520 shares)	-	-	-	-	-	-	-
Stock-based compensation
expense	-	-	1,650	-	-	-	1,650

Balance as of September 30,
2016	$-	$374,287	$10,409	$130,885	$(16,717)	$724	$499,588

See accompanying notes to unaudited consolidated financial statements.
6

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$33,106	$31,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,084	1,720
Provision for loan and lease losses	13,500	7,550
Amortization of intangibles	627	700
Net accretion of loans	(3,381)	(3,830)
Accretion on bank premises	(94)	(77)
Accretion on deposits	(167)	(394)
Accretion on borrowings	(250)	(354)
Stock-based compensation	1,650	876
Gains on sales of investment securities, net	(4,234)	(2,793)
Gains on sale of loans held-for-sale, net	(147)	(276)
Loans originated for resale	(6,399)	(18,004)
Proceeds from sale of loans held-for-sale	4,948	17,290
Net (gain) loss on sale of other real estate owned	(182)	112
Increase in cash surrender value of bank-owned life insurance	(1,843)	(1,163)
Amortization of premiums and accretion of discounts on investments securities, net	1,148	1,442
Decrease in accrued interest receivable	48	38
Increase in other assets	(2,813)	(3,324)
(Decrease) increase in other liabilities	(981)	294
Net cash provided by operating activities	36,620	31,550
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(114,844)	(34,796)
Sales	85,253	44,397
Maturities, calls and principal repayments	109,452	53,542
Investment securities held-to-maturity:
Purchases	(1,000)	(17,531)
Maturities and principal repayments	14,758	14,702
Net redemptions (purchases) of restricted investment in bank stocks	8,077	(6,827)
Net increase in loans	(359,945)	(413,461)
Purchases of premises and equipment	(1,769)	(2,513)
Purchases of bank owned life insurance	(17,000)	-
Proceeds from sale of other real estate owned	2,992	126
Net cash used in investing activities	(274,026)	(362,361)
Cash flows from financing activities
Net increase in deposits	478,150	191,411
Increase in subordinated debt	-	50,000
Advances of FHLB borrowings	375,000	625,000
Repayments of FHLB borrowings	(565,000)	(482,525)
Repayment of repurchase agreement	-	(16,000)
Cash dividends paid on common stock	(6,805)	(6,741)
Cash dividends paid on preferred stock	(22)	(84)
Redemption of preferred stock	(11,250)	-
Proceeds from exercise of stock options	232	1,424
Net cash provided by financing activities	270,305	362,485
Net change in cash and cash equivalents	32,899	31,674
Cash and cash equivalents at beginning of period	200,895	126,847
Cash and cash equivalents at end of period	$233,794	$158,521
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$22,791	$15,940
Income taxes	18,195	17,045
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$887	$2,374
Transfer of loans to loans held-for-sale	13,514	-
Transfer of investment securities from held-to-maturity to available-for sale	209,855	-

See accompanying notes to unaudited consolidated financial statements.
7

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other interim period. The Company’s 2015 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." ASU 2015-15 adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. The acquirer must also disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to the provision amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. The adoption of ASU 2015-16 will impact the accounting for future acquisitions.

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and we are currently evaluating the potential impact of ASU No. 2016-01 on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU 2016-09,“Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on our consolidated financial statements.

ASU No. 2016-10,“Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

ASU No. 2016-12,“Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” and to address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition of ASU 2016-12 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” provides guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs: Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing: At the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, the issuer should classify the portion of the cash payment attributable to the accreted interest related to the debt discount as cash outflows for operating activities, and the portion of the cash payment attributable to the principal as cash outflows for financing activities; (3) Contingent Consideration Payments Made after a Business Combination: Cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows for financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities; any excess should be classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be classified as cash outflows for investing activities; (4) Proceeds from the Settlement of Insurance Claims: Cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage (that is, the nature of the loss). For insurance proceeds that are received in a lump-sum settlement, an entity should determine the classification on the basis of the nature of each loss included in the settlement; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies: Cash proceeds received from the settlement of corporate-owned life insurance policies should be classified as cash inflows from investing activities. The cash payments for premiums on corporate-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities; (6) Distributions Received from Equity Method Investees: When a reporting entity applies the equity method, it should make an accounting policy election to classify distributions received from equity method investees using either of the following approaches: a. Cumulative earnings approach: Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess should be considered a return of investment and classified as cash inflows from investing activities. b. Nature of the distribution approach: Distributions received should be classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities) when such information is available to the investor. If an entity elects to apply the nature of the distribution approach and the information to apply that approach to distributions received from an individual equity method investee is not available to the investor, the entity should report a change in accounting principle on a retrospective basis by applying the cumulative earnings approach in (1) for that investee. In such situations, an entity should disclose that a change in accounting principle has occurred with respect to the affected investee(s) due to the lack of available information and should provide the disclosures required in paragraphs 250-10-50-1(b) and 250-10-50-2, as applicable. This amendment does not address equity method investments measured using the fair value option; (7) Beneficial Interests in Securitization Transactions: A transferor’s beneficial interest obtained in a securitization of financial assets should be disclosed as a non cash activity, and cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables should be classified as cash inflows from investing activities; (8) Separately Identifiable Cash Flows and Application of the Predominance Principle: The classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in generally accepted accounting principles (GAAP). In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer assessment of credit losses at acquisition. Available-for-Sale Debt Securities—Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

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

Earnings per common share have been computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income	$11,856	$10,842	$33,106	$31,743
Preferred stock dividends	-	(28)	(22)	(84)
Net income available to common stockholders	$11,856	$10,814	$33,084	$31,659
Basic weighted average common shares outstanding	30,125	30,046	30,100	29,786
Effect of dilutive options (1)	276	290	276	537
Diluted weighted average common shares outstanding (2)	30,401	30,336	30,376	30,323
Earnings per common share:
Basic	$0.39	$0.36	$1.10	$1.06
Diluted	0.39	0.36	1.09	1.04

(1)	Represents incremental shares computed using the treasury stock method.
(2)	Anti-dilutive shares are not included in determining diluted earnings per share. There were no anti-dilutive shares in the three and nine months ended September 30, 2016.

Note 4. Investment Securities

The Company’s investment securities are classified as available-for-sale at September 30, 2016 and as available-for-sale and held-to-maturity at December 31, 2015. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2016 and December 31, 2015. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

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

Transfers of debt securities from the held-to-maturity category to the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of the transfer shall be recognized in accumulated other comprehensive income, net of applicable taxes.

During the quarter ended September 30, 2016 the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of available-for-sale securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. This transfer will enhance liquidity and increase flexibility with regard to asset-liability management and balance sheet composition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

The following tables present information related to the Company’s investment securities at September 30, 2016 and December 31, 2015 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Investment securities available-for-sale
Federal agency obligations	$55,024	$1,084	$(9)	$56,099
Residential mortgage pass-through securities	62,124	1,292	(12)	63,404
Commercial mortgage pass-through securities	4,218	151	-	4,369
Obligations of U.S. states and political subdivisions	135,781	5,582	(2)	141,361
Trust preferred securities	5,574	310	(209)	5,675
Corporate bonds and notes	37,725	916	(348)	38,293
Asset-backed securities	15,797	1	(296)	15,502
Certificates of deposit	973	15	-	988
Equity securities	376	52	(3)	425
Other securities	12,332	94	(83)	12,343
Total securities available-for-sale	$329,924	$9,497	$(962)	$338,459

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Investment securities available-for-sale
Federal agency obligations	$29,062	$142	$(58)	$29,146
Residential mortgage pass-through securities	44,155	803	(48)	44,910
Commercial mortgage pass-through securities	2,981	-	(9)	2,972
Obligations of U.S. states and political subdivisions	8,188	169	-	8,357
Trust preferred securities	16,088	398	(231)	16,255
Corporate bonds and notes	53,566	702	(292)	53,976
Asset-backed securities	20,005	18	(298)	19,725
Certificates of deposit	1,895	18	(8)	1,905
Equity securities	376	21	(23)	374
Other securities	18,303	-	(153)	18,150
Total securities available-for-sale	$194,619	$2,271	$(1,120)	$195,770

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Investment securities held-to-maturity
U.S. Treasury and agency securities	$28,471	$755	$-	$29,226
Federal agency obligations	33,616	280	(119)	33,777
Residential mortgage-backed securities	3,805	11	(6)	3,810
Commercial mortgage-backed securities	4,110	27	(2)	4,135
Obligations of U.S. states and political divisions	118,015	5,001	(3)	123,013
Corporate bonds and notes	36,039	719	(161)	36,597
Total securities held-to-maturity	$224,056	$6,793	$(291)	$230,558

Total investment securities	$418,675	$9,064	$(1,411)	$426,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

The following table presents information for investment securities at September 30, 2016, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2016
	Amortized	Fair
	Cost	Value
	(in thousands)
Investment securities available-for-sale:
Due in one year or less	$3,886	$3,906
Due after one year through five years	26,238	26,914
Due after five years through ten years	55,486	57,204
Due after ten years	165,264	169,894
Residential mortgage pass-through securities	62,124	63,404
Commercial mortgage pass-through securities	4,218	4,369
Equity securities	376	425
Other securities	12,332	12,343
Total	$329,924	$338,459

Gross gains and losses from the sales, calls and maturities of investment securities for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Proceeds	$78,680	$32,125	$85,253	$44,397
Gross gains on sales of investment securities	4,131	2,067	4,234	2,793
Gross losses on sales of investment securities	-	-	-	-
Net gains on sales of investment securities	4,131	2,067	4,234	2,793
Less: tax provision on net gains	1,640	794	1,682	1,091

Total	$2,491	$1,273	$2,552	$1,702

The Company performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than-temporary impairment (“OTTI”) charges through earnings if they have the intent to sell, or more likely than not will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Company does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other-than-temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 36 and 74 investment securities as of September 30, 2016 and December 31, 2015, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Factors which may contribute to unrealized losses include credit risk, market risk, changes in interest rates, economic cycles, and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of the Company’s investment in any one issuer or industry. The Company has established policies to reduce exposure through diversification of the investment portfolio including limits on concentrations to any one issuer. The Company believes the investment portfolio is prudently diversified.

The unrealized losses included in the tables below are primarily related to changes in interest rates and credit spreads. All of the Company’s investment securities are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. These are largely intermediate duration holdings and, in certain cases, monthly principal payments can further reduce loss exposure resulting from an increase in rates.

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2016.

In determining whether or not securities are OTTI, the Company must exercise considerable judgment. Accordingly, there can be no assurance that the actual results will not differ from the Company’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Investment securities
available-for-sale:

Federal agency obligation	$2,685	$(9)	$1,366	$(3)	$1,319	$(6)
Residential mortgage
pass-through securities	2,978	(12)	2,596	(9)	382	(3)
Obligations of U.S. states
and political subdivisions	575	(2)	575	(2)
Trust preferred securities	1,369	(209)	-	-	1,369	(209)
Corporate bonds and notes	13,945	(348)	5,741	(185)	8,204	(163)
Asset-backed securities	14,025	(296)	3,891	(72)	10,134	(224)
Equity securities	134	(3)	-	-	134	(3)
Other securities	5,417	(83)	-	-	5,417	(83)
Total temporarily impaired
securities	$41,128	$(962)	$14,169	$(271)	$26,959	$(691)

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

Investment securities having a carrying value of approximately $104.2 million and $142.5 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window and Federal Home Loan Bank advances and for other purposes required or permitted by law.

As of September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Interest rate swaps were entered into on August 24, 2015, December 30, 2014 and October 15, 2014 each with a respective notional amount of $25 million and were designated as cash flow hedges of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 – Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2016, December 31, 2015 and September 30, 2015 are presented in the following table.

	September 30,	December 31,	September 30,
(dollars in thousands)	2016	2015	2015
Notional amount	$75,000	$75,000	$75,000
Weighted average pay rates	1.58%	1.56%	1.56%
Weighted average receive rates	0.70%	0.44%	0.30%
Weighted average maturity	3.1 years	3.8 years	4.1 years
Fair value	$(1,212)	$(131)	$(1,105)

Interest expense recorded on these swap transactions totaled approximately $167,000 and $534,000 for the three and nine months ended September 30, 2016 and approximately $165,000 and $331,000 for the three and nine months ended September 30, 2015.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Nine Months Ended September 30, 2016
	Amount of loss	Amount of loss	Amount of loss
	recognized	reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(640)	$-	$-

Nine Months Ended September 30, 2015
	Amount of loss	Amount of loss	Amount of loss
	recognized	reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(1,153)	$-	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swaps related to FHLB Advances included in Assets	$75,000	$(1,212)	$75,000	$(131)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, premiums and discounts related to purchase accounting, and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience, the primary factor, is determined by loan class and is based on the actual loss history experienced by the Bank over an actual three-year rolling calculation. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment and with the exogenous factor adjustments based on the risks present for each loan category. These exogenous factors include consideration of the following: concentrations of credit; delinquency & nonaccrual trends; economic & business conditions including evaluation of the national and regional economies and industries with significant loan concentrations; external factors including legal, regulatory or competitive pressures that may impact the loan portfolio; changes in the experience, ability, or size of the lending staff, management, or board of directors that may impact the loan portfolio; changes in underwriting standards, collection procedures, charge-off practices, or other changes in lending policies and procedures that may impact the loan portfolio; loss and recovery trends; changes in portfolio size and mix; and trends in problem loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)
Commercial	$644,430	$570,116
Commercial real estate	2,100,804	1,966,696
Commercial construction	471,109	328,838
Residential real estate	229,401	233,690
Consumer	2,879	2,454
Gross loans	3,448,623	3,101,794
Net deferred loan fees	(3,147)	(2,787)
Total loans receivable	$3,445,476	$3,099,007

As of September 30, 2016, the bank designated approximately $15.1 million as loans held-for-sale. This designation occurred during the third quarter of 2016 and consisted of approximately $1.6 million of mortgage loans and approximately $13.5 million of commercial and commercial real estate loans.

At September 30, 2016 and December 31, 2015 loan balances of approximately $1.6 billion were pledged to secure borrowings from the Federal Home Loan Bank of New York.

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(in thousands)
Commercial	$7,027	$7,078
Commercial real estate	1,002	1,775
Residential real estate	-	328
Total carrying amount	$8,029	$9,181

For those purchased loans disclosed above, the Company did not increase the allowance for loan and lease losses for the three and nine months ended September 30, 2016.

The accretable yield, or income expected to be collected, on the purchased loans disclosed above for the three and nine months ended September 30, 2016 is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	September	September
	30, 2016	30, 2015
Beginning balance	$3,233	$4,013
New loans purchased	-	-
Accretion of income	(185)	(207)
Reclassification from nonaccretable differences	-	-
Disposals	-	-
Ending balance	$3,048	$3,806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

	Nine Months	Nine Months
	Ended	Ended
	September	September
	30, 2016	30, 2015
Beginning balance	$3,599	$4,467
New loans purchased	-	-
Accretion of income	(551)	(661)
Reclassification from nonaccretable differences	-	-
Disposals	-	-
Ending balance	$3,048	$3,806

The following table presents information about the recorded investment in loan receivables on nonaccrual status by segment at September 30, 2016 and December 31, 2015:

Loans Receivable on Nonaccrual Status

	September 30,	December 31,
	2016	2015
	(in thousands)
Commercial	$5,982	$6,586
Commercial real estate	2,489	9,112
Commercial construction	-	1,479
Residential real estate	3,022	3,559
Total loans receivable on nonaccrual status	$11,493	$20,736

During the quarter ended September 30, 2016, the bank sold a lease financing receivable for approximately $2.6 million, net of closing costs. At the time of sale, the recorded investment of the lease financing receivable was $3.7 million, with a specific allowance for loan loss reserve of $1.3 million. The amount of net proceeds that exceeded the net carrying value was recorded as an increase to the allowance for loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table presents information, excluding loans held-for-sale and net deferred loan fees, about the Company’s loan credit quality at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$531,599	$2,787	$110,044	$-	$644,430
Commercial real estate	2,049,986	32,504	18,314	-	2,100,804
Commercial construction	469,735	1,374	-	-	471,109
Residential real estate	226,012	-	3,389	-	229,401
Consumer	2,812	-	67	-	2,879

Total loans	$3,280,144	$36,665	$131,814	$-	$3,448,623

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$462,358	$11,760	$95,998	$-	$570,116
Commercial real estate	1,919,041	18,990	28,426	239	1,966,696
Commercial construction	326,697	662	1,479	-	328,838
Residential real estate	229,426	-	4,264	-	233,690
Consumer	2,368	-	86	-	2,454

Total loans	$2,939,890	$31,412	$130,253	$239	$3,101,794

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the impaired loans, by loan segment, at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(in thousands)
Commercial	$6,718	$7,025
Commercial real estate	9,166	9,182
Commercial construction	1,374	1,374
Residential real estate	3,389	3,823
Consumer	67	67
Total	$20,714	$21,471

With an allowance recorded
Commercial	$95,964	$95,964	$12,931
Commercial real estate	153	153	105
Total	$96,117	$96,117	$13,036

Total
Commercial	$102,682	$103,989	$12,931
Commercial real estate	9,319	9,335	105
Commercial construction	1,374	1,374	-
Residential real estate	3,389	3,823	-
Consumer	67	67	-
Total	$116,831	$117,588	$13,036

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(in thousands)
Commercial	$610	$645
Commercial real estate	15,517	16,512
Commercial construction	2,149	2,141
Residential real estate	3,954	4,329
Consumer	87	86
Total	$22,317	$23,713

With an allowance recorded
Commercial	$84,787	$84,449	$6,725

Total
Commercial	$85,397	$85,094	$6,725
Commercial real estate	15,517	16,512	-
Commercial construction	2,149	2,141	-
Residential real estate	3,954	4,329	-
Consumer	87	86	-
Total	$107,104	$108,162	$6,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans with no
related allowance
recorded:

Commercial	$6,704	$66	$712	$-	$4,317	$86	$707	$-
Commercial real estate	9,129	65	4,869	15	8,167	118	4,905	46
Commercial
construction	1,224	21	1,479	-	979	54	1,479	-
Residential real estate	3,271	5	3,221	7	3,247	15	3,251	12
Consumer	70	1	100	1	74	3	102	4
Total	$20,398	$158	$10,381	23	$16,784	$276	$10,444	$62

Impaired loans with an
allowance recorded:

Commercial	$91,393	$925	$79,732	$722	$85,620	$2,447	$45,747	$1,206
Commercial real estate	153	-	-	-	153	-	-	-
Total	$91,5476	$925	$79,732	$722	$102,577	$2,447	$45,747	$1,206

Total impaired loans:

Commercial	$98,097	$991	$80,444	$722	$89,937	$2,533	$46,454	$1,206
Commercial real estate	9,282	65	4,869	15	8,320	118	4,905	46
Commercial
construction	1,224	21	1,479	-	979	54	1,479	-
Residential real estate	3,271	5	3,221	7	3,247	15	3,251	12
Consumer	70	1	100	1	74	3	102	4

Total	$111,944	$1,083	$90,113	$745	$102,557	$2,753	$56,191	$1,268

Included in impaired loans at September 30, 2016 and December 31, 2015 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower. Cash basis interest and interest income recognized on accrual basis approximate each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the aging of gross loans (excluding loans held-for-sale) that are past due at September 30, 2016 and December 31, 2015 by segment:

Aging Analysis

	September 30, 2016
			90 Days or				Greater than 90 Days
	30-59 Days	60-89 Days	Greater Past			Total Loans	Past Due and Still
	Past Due	Past Due	Due	Total	Current	Receivable	Accruing/Accreting
	(in thousands)
Commercial	$-	$249	$5,363	$5,612	$638,818	$644,430	$4,543
Commercial real
estate	461	1,600	2,385	4,446	2,096,358	2,100,804	654
Commercial
construction	-	-	-	-	471,109	471,109	-
Residential real
estate	505	924	1,778	3,207	226,194	229,401	-
Consumer	9	-	-	9	2,870	2,879
Total	$975	$2,773	$9,526	$13,274	$3,435,349	$3,448,623	$5,197

	December 31, 2015
			90 Days or				Greater than 90 Days
	30-59 Days	60-89 Days	Greater Past			Total Loans	Past Due and Still
	Past Due	Past Due	Due	Total	Current	Receivable	Accruing/Accreting
	(in thousands)
Commercial	$6,887	$3,505	$6,865	$17,257	$552,859	$570,116	$-
Commercial real
estate	1,998	988	9,561	12,547	1,954,149	1,966,696	-
Commercial
construction	-	-	1,479	1,479	327,359	328,838	-
Residential real
estate	-	-	2,122	2,122	231,568	233,690	-
Consumer	4	9	-	13	2,441	2,454	-
Total	$8,889	$4,502	$20,027	$33,418	$3,068,376	$3,101,794	$-

Included in the 90 days and still accruing/accreting bucket are three purchased credit-impaired loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	September 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$12,931	$105	$-	$-	$-	$-	$13,036
Collectively evaluated for impairment	7,465	11,270	4,072	1,174	4	594	24,579
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$20,396	$11,375	$4,072	$1,174	$4	$594	$37,615

Gross loans
Individually evaluated for impairment	$102,682	$9,319	$1,374	$3,389	$67	$-	$116,831
Collectively evaluated for impairment	487,657	1,480,859	462,687	153,488	2,178	-	2,586,869
Acquired portfolio	47,064	609,624	7,048	72,524	634	-	736,894
Acquired with deteriorated credit quality	7,027	1,002	-	-	-	-	8,029
Total	$644,430	$2,100,804	$471,109	$229,401	$2,879	$-	$3,448,623

	December 31, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$6,725	$-	$-	$-	$-	$-	$6,725
Collectively evaluated for impairment	4,224	10,926	3,253	976	4	464	19,847
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Gross loans
Individually evaluated for impairment	$85,397	$15,517	$2,149	$3,954	$87	$-	$107,104
Collectively evaluated for impairment	395,424	1,269,140	315,785	136,633	1,649	-	2,118,631
Acquired portfolio	82,217	680,264	10,904	92,775	718		866,878
Acquired with deteriorated credit quality	7,078	1,775	-	328	-	-	9,181
Total	$570,116	$1,966,696	$328,838	$233,690	$2,454	$-	$3,101,794

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

A summary of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended September 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at June 30, 2016	$15,548	$11,371	$4,040	$1,091	$4	$709	$32,763

Charge-offs	(1,878)	-	-	(27)	(5)	-	(1,910)

Recoveries	1	10	-	-	1	-	12

Provision	6,725	(6)	32	110	4	(115)	6,750

Balance at September 30,
2016	$20,396	$11,375	$4,072	$1,174	$4	$594	$37,615

	Three Months Ended September 30, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at June 30, 2015	$4,633	$9,195	$1,945	$1,161	$7	$539	$17,480

Charge-offs	-	(124)	-	-	-	-	(124)

Recoveries	2	-	-	-	-	-	2

Provision	2,488	1,203	701	(149)	(3)	(65)	4,175

Balance at September 30,
2015	$4,633	$9,195	$2,646	$1,012	$4	$474	$21,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

	Nine Months Ended September 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31,
2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Charge-offs	(2,396)	-	-	(94)	(10)	-	(2,500)

Recoveries	2	35	-	3	3	-	43

Provision	11,841	414	819	289	7	130	13,500

Balance at September 30,
2016	$20,396	$11,375	$4,072	$1,174	$4	$594	$37,615

	Nine Months Ended September 30, 2015
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31,
2014	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Charge-offs	(100)	(406)	-	-	(13)	-	(519)

Recoveries	12	327	-	2	1	-	342

Provision	4,128	2,554	1,407	(103)	9	(445)	7,550

Balance at September 30,
2015	$7,123	$10,274	$2,646	$1,012	$4	$474	$21,533

Troubled Debt Restructurings

At September 30, 2016, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

The policy of the Company generally is to grant commercial, mortgage and consumer loans to residents and businesses within its market area. The ability of borrowers to repay their obligations is dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan and lease losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Loans modified in troubled debt restructurings totaled $106.7 million at September 30, 2016, of which $1.4 million were on nonaccrual status and $105.3 million were performing under restructured terms. At December 31, 2015, loans modified in troubled debt restructurings totaled $86.6 million, of which $0.7 million were on nonaccrual status and $85.9 million were performing under restructured terms. The Company has allocated $12.5 and $4.5 million in specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of September 30, 2016 and December 31, 2015, respectively. Performing TDRs as of September 30, 2016 increased the allowance for loan and lease losses by $5.0 and $8.3 million during the three and nine months ended September 30, 2016, respectively. Performing TDRs as of December 31, 2015 did not increase the allowance for loan and lease losses during the year ended December 31, 2015.

The $12.5 million in specific allocations referenced above were associated with New York City taxi medallion lending and were calculated based on the present value of estimated cash flows, including contractual debt interest service through maturity, and principal repayments based on the estimated fair value of the collateral excluding any consideration for personal guarantees of borrowers, which provide an additional source of repayment but cannot be relied upon. The valuation per New York City corporate medallion used for the calculation at September 30, 2016 was approximately $700,000. Since December 31, 2015, an additional $8.3 million specific allocation was required at September 30, 2016 due to a decline in the Company’s estimated valuation of New York City taxi medallions since December 31, 2015, when the specific allocation was $4.5 million.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2016 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	16	$19,311	$19,311
Commercial real estate	2	581	581
Commercial construction	-	-	-
Residential real estate	-	-	-
Consumer	-	-	-

Total	18	$19,892	$19,892

Included in the above troubled debt restructurings were 14 loans secured by 25 New York City taxi medallions totaling $17.3 million. These loan modifications included interest rate reductions and maturity extensions. All 14 loans were accruing prior to modification, while 13 remained in accrual status post-modification.

The troubled debt restructurings described above increased the allowance for loan and leases losses by $8.3 million during the nine months ended September 30, 2016. There were no charge-offs in connection with a loan modification at the time of modification during the nine months ended September 30, 2016. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2016.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	47	$75,363	$75,363
Commercial real estate	-	-	-
Commercial construction	-	-	-
Residential real estate	-	-	-
Consumer	-	-	-

Total	47	$75,363	$75,363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The troubled debt restructurings included in the table above were loans secured by New York City taxi medallions that were modified during the third quarter of 2015. The modifications consisted of a deferral of principal amortization from approximately 25-30 year amortization to interest-only. There was no extension of the loans’ contractual maturity dates, there was no forgiveness of principal, and the interest rates on these loans were increased from approximately 3%-3.25% to 3.75%. These loans were accruing prior to modification and remained in accrual status post-modification.

The troubled debt restructurings described above increased the allowance for loan and lease losses by $2.0 million during the nine months ended September 30, 2015. There were no charge-offs in connection with a loan modification at the time of modification during the nine months ended September 30, 2015. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2015.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

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

Loans Held-for-sale

Loans held-for-sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

		September 30, 2016
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
available-for-sale:
Federal agency obligations	$56,099	$-	$56,099	$-
Residential mortgage pass-
through securities	63,404	-	63,404	-
Commercial mortgage pass-
through securities	4,369	-	4,369	-
Obligations of U.S. states and
political subdivision	141,361	-	123,026	18,335
Trust preferred securities	5,675	-	5,675	-
Corporate bonds and notes	38,293	-	38,293	-
Asset-backed securities	15,502	-	15,502	-
Certificates of deposit	988	-	988	-
Equity securities	425	425	-	-
Other securities	12,343	12,343	-	-
Total available-for-sale	$338,459	$12,768	$307,356	$18,335
Liabilities
Derivatives	$1,212	$-	$1,212	$-

Total liabilities	$1,212	$-	$1,212	$-

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended September 30, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The Company primarily utilized appraisal value less cost to sell and other unobservable market inputs to determine fair value of assets, and therefore, these valuations are classified as a Level 3 measurement. For assets measured at fair value on a non-recurring basis, the fair value measurements at September 30, 2016 and December 31, 2015 are as follows:

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(in thousands)
Commercial	$396	$-	$-	$396

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(in thousands)
Commercial	$3,751	$-	$-	$3,751

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

Impaired loans. The value of the impaired loans above were measured based upon the fair value of the collateral of the loans. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. Collateral dependent impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral. Collateral dependent impaired loans at September 30, 2016 that required a valuation allowance were $0.9 million with a related valuation allowance of $0.5 million compared to $6.0 million with a related valuation allowance of $2.2 million at December 31, 2015.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2016
Financial assets
Cash and cash equivalents	$233,794	$233,794	$233,794	$-	$-
Investment securities available-for-sale	338,459	338,459	12,768	307,356	18,335
Restricted investment in bank stocks	24,535	n/a	n/a	n/a	n/a
Net loans	3,407,861	3,421,539	-	-	3,421,539
Loans held-for-sale	15,112	15,112	-	15,112	-
Accrued interest receivable	12,497	12,497	-	1,895	10,602

Financial liabilities
Noninterest-bearing deposits	655,683	655,683	655,683	-	-
Interest-bearing deposits	2,613,266	2,601,221	-	2,601,221	-
Borrowings	481,337	486,503	-	486,503	-
Subordinated debentures, net	54,490	53,784	-	53,784	-
Derivatives	1,212	1,212	-	1,212	-
Accrued interest payable	$4,600	$4,600	$-	$4,600	$-

December 31, 2015
Financial assets
Cash and cash equivalents	$200,895	$200,895	$200,895	$-	$-
Investment securities available-for-sale	195,770	195,770	18,524	177,246	-
Investment securities held-to-maturity	224,056	230,558	29,226	182,774	18,558
Restricted investment in bank stocks	32,612	n/a	n/a	n/a	n/a
Net loans	3,072,435	3,059,343	-	-	3,059,343
Accrued interest receivable	12,545	12,545	68	2,699	9,778

Financial liabilities
Noninterest-bearing deposits	650,775	650,775	650,775	-	-
Interest-bearing deposits	2,140,191	2,137,149	-	2,137,149	-
Borrowings	671,587	674,131	-	674,131	-
Subordinated debentures, net	54,343	55,209	-	55,209	-
Derivatives	131	131	-	131	-
Accrued interest payable	$4,387	$4,387	$-	$4,387	$-

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

Note 8. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive loss (net of tax) at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Net unrealized gain on investment securities available-for-sale	$5,332	$713
Cash flow hedge	(717)	(77)
Unamortized component of securities transferred from available-for-sale to held-to-
maturity	-	(1,173)
Defined benefit pension and post-retirement plans	(3,891)	(4,072)
Total accumulated other comprehensive income (loss)	$724	$(4,609)

Note 9. Stock-Based Compensation

The Company maintains two stock-based compensation plans from which new grants could be issued. The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. Grants under the existing plans can be in the form of stock options (qualified or non-qualified), restricted shares, or performance units. Shares available for grant and issuance under the existing plans as of September 30, 2016 are 68,516 under the 2009 Equity Incentive Plan and 234,090 shares under the North Jersey Community Bancorp Equity Compensation Plan. The Company intends to issue all shares under these plans in the form of newly issued shares.

Restricted stock and option awards typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock awards granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options and performance units do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period.

No options were granted during the three and nine months ended September 30, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation – (continued)

During the three months ended September 30, 2016 and 2015 no restricted shares were awarded. The compensation expense related to restricted stock awards during the three and nine months ended September 30, 2016 was $223,000 and $572,000, respectively.

During the nine months ended September 30, 2016 and 2015, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing on January 1 of the year of issuance. Under the grant agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest on the third anniversary of the grant date or on an earlier date in the event of a change in control, as defined in the agreements. At September 30, 2016, the specific number of shares related to performance unit awards that were expected to vest was 132,304, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 181,892 shares. The total amount of compensation cost related to performance unit awards included in salary expense during the quarters ended September 30, 2016 and 2015 was $238,000 and $156,000, respectively. The total amount of compensation cost related to performance unit awards included in salary expense during the nine months ended September 30, 2016 was $698,000 and $258,000, respectively.

Option activity under the Company’s option plans as of September 30, 2016 and changes during the nine months ended September 30, 2016 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2015	535,906	$6.48
Granted	-	-
Exercised	(38,735)	6.32
Forfeited/cancelled/expired	(45,010)	10.59
Outstanding at September 30, 2016	452,161	$6.09	2.51	$5,412,898
Exercisable at September 30, 2016	448,631	$6.02	2.47	$4,674,682

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount changes based on the fair market value of the Parent Corporation’s stock.

Information related to stock option exercises during 2016:

2016
Intrinsic value of options exercised	$398,890
Cash received from options exercised	244,625
Tax benefit realized from options exercised	53,631
Weighted average fair value of options granted	n/a

The aggregate intrinsic value of exercised options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of in-the-money options) of all options that were exercised during the 6 month period ending September 30, 2016. The tax benefit is calculated on any non-qualified options exercised during the period using a 36% tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation

The below table represents information regarding restricted shares currently outstanding at September 30, 2016:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2015	96,902	$16.81
Granted	72,920	15.88
Vested	(55,648)	16.01
Forfeited/cancelled/expired	(1,000)	19.58
Nonvested at September 30, 2016	113,174	$16.81

As of September 30, 2016, there was $1,249,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 23.1 months. No shares vested during the quarter ended September 30, 2016.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

		Weighted-
		Average
		Grant Date
	Units	Fair Value
Unearned at December 31, 2015	94,585	$19.46
Awarded	59,138	17.01

Forfeited	(7,447)	19.46
Expired	-	-
Unearned at September 30, 2016	146,276	$18.47

At September 30, 2016, compensation cost of $1,671,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Interest cost	$129	$127	$386	$394
Expected return on plan assets	(166)	(123)	(457)	(387)
Net amortization	101	108	305	324
Recognized settlement loss	-	64	-	629
Net periodic pension cost	$64	$176	$234	$960

Amortization of actuarial loss	$(204)	$(183)	$(305)	$(1,186)

Total recognized in other comprehensive income	$(204)	$(183)	$(305)	$(1,186)

Total recognized in net expense and OCI (before tax)	$(140)	$(7)	$(71)	$(226)

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

Note 11. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	September 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(in thousands)
By type of borrowing:
FHLB borrowings and other borrowings	$466,337	1.52%	$656,587	1.26%
Repurchase agreements (“REPOs”)	15,000	5.95	15,000	5.95
Total borrowings	$481,337	1.66	$671,587	1.37

By remaining period to maturity:
One year or less	$251,337	1.27%	$270,587	0.64%
One to two years	60,000	1.96	171,000	1.56
Two to three years	105,000	1.69	130,000	1.84
Three to four years	25,000	1.85	35,000	1.60
Four to five years	40,000	3.43	65,000	2.82
Total borrowings	$481,337	1.66	$671,587	1.37

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

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate while the REPOs are variable rate advances. The advances at September 30, 2016 were collateralized by approximately $1.2 billion of commercial mortgage loans, net of required over-collateralization amounts, under a blanket lien arrangement. At September 30, 2016 the Company had remaining borrowing capacity of approximately at FHLB of approximately $752 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 – Securities Sold under Agreements to Repurchase

Repurchase agreements are secured borrowings. The Company pledges investment securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows for the periods presented:

	September 30,	December 31,	September 30,
(dollars in thousands)	2016	2015	2015
Average daily balance during the year-to-date	$15,000	$22,890	$25,549
Average interest rate during the year-to-date	5.95%	5.92%	5.90%
Maximum month-end balance during the year-to-date	$15,000	$31,000	$31,000
Weighted average interest rate during the year-to-date	5.95%	5.92%	5.90%

The table below shows the remaining contractual maturity of agreement by fair value of collateral pledged:

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
(dollars in thousands)	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$-	$-
Residential mortgage pass-through securities	-	-	-	17,082	17,082
Total Borrowings	$-	$-	$-	$17,082	$17,082

Amounts related to agreements not included in offsetting disclosure in Note 14:					$2,082

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
(dollars in thousands)	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$6,313	$6,313
Residential mortgage pass-through securities	-	-	-	12,589	12,589
Total Borrowings	$-	$-	$-	$18,902	$18,902

Amounts related to agreements not included in offsetting disclosure in Note 14					$3,902

The fair value of securities pledged to secure repurchase agreements may decline. By contractual agreement, the fair value of securities pledged to secure repurchase agreements must meet or exceed the gross outstanding balance by 8%, or be subject to margin calls. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $17.1 million and $18.8 million at September 30, 2016 and December 31, 2015.

Note 13 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2016 was 3.61%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13 - Subordinated Debentures – (continued)

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at September 30, 2016 and December 31, 2015.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$ 5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of September 30, 2016, unamortized costs related to the debt issuance were $665,000.

In connection with the issuance of the Notes, the Parent Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB- for the Company’s subordinated debt and a senior deposit rating of BBB+ for the Bank. On August 16, 2016, Kroll reaffirmed our current investment grade.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14 – Offsetting Assets and Liabilities – (continued)

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of September 30, 2016 and December 31, 2015:

				Gross Amounts Not Offset
		Gross Amounts	Net Amounts of		Cash or
		Offset in the	Assets Presented in	Financial	Financial
	Gross Amounts	Statement of	the Statement of	Instruments	Instrument	Net
	Recognized	Financial Position	Financial Position	Recognized	Collateral	Amount
	(in thousands)
September 30, 2016
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$1,212	$-	$1,212	$-	$1,212	$-
Repurchase
agreements	15,000	-	15,000	-	15,000	-
Total	$16,212	$-	$16,212	$-	$16,212	$-
December 31, 2015
Assets:
Interest rate swaps	$(179)	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$131	$-	$131	$-	$131	$-
Repurchase
agreements	15,000	-	15,000	-	15,000	-
Total	$15,131	$-	$15,131	$-	$15,131	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2016 and December 31, 2015. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Operating Results Overview

Net income available to common stockholders for the three months ended September 30, 2016 amounted to $11.9 million compared to $10.8 million for the comparable three-month period ended September 30, 2015. The Company’s diluted earnings per share were $0.39 for the three months ended September 30, 2016 as compared with diluted earnings per share of $0.36 for the same three months of 2015. The increase in net income available to common stockholders and diluted earnings per share was attributable to an increase in net interest income, an increase in noninterest income (primarily due to an increase in net gains on sales of investment securities) and a decrease in noninterest expense, partially offset by an increase in provision for loan and lease losses.

Net income available to common stockholders for the nine months ended September 30, 2016 amounted to $33.1 million compared to $31.7 million for the comparable nine-month period ended September 30, 2015. The Company’s diluted earnings per share were $1.09 for the nine months ended September 30, 2016 as compared with diluted earnings per share of $1.04 for the first nine months of 2015. The increase in net income available to common stockholders and diluted earnings per share was primarily attributable to an increase in net interest income, partially offset by increases in provision for loan and lease losses and noninterest expenses and a decrease in noninterest income.

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

Fully taxable equivalent net interest income for the third quarter of 2016 increased by $3.4 million, or 11.1%, from the same quarter of 2015. This was a result of a 17.4% increase in average interest-earning assets due to significant organic loan growth, partially offset by an 18 basis-point contraction of the net interest margin. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.0 million during the third quarter of 2016 and $1.3 million in the same quarter of 2015. Excluding these purchase accounting adjustments, the current quarter’s adjusted net interest margin was 13 basis points lower than the 2015 third quarter adjusted net interest margin of 3.35%. The reduction in the adjusted net interest margin was due primarily to higher level of cash balances held at the Federal Reserve Bank and an increase in rates paid on deposits.

Fully taxable equivalent net interest income for the nine months ended September 30, 2016 was $98.9 million, an increase of $10.3 million, or 11.6%, from the same period in 2015. This was a result of an 18.2% increase in average interest-earning assets due to significant organic loan growth, partially offset by a 20 basis-point contraction of the net interest margin. Included in net interest income was accretion and amortization of purchase accounting adjustments of $3.6 million for the nine months ended September 30, 2016 and $4.6 million for the same period in 2015. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.26% for the nine months ended September 30, 2016, 16 basis points lower than the 2015 nine month adjusted net interest margin of 3.42%. The reduction in the adjusted net interest margin was due to a higher level of cash balances held at the Federal Reserve Bank, the September 30, 2015 issuance of $50 million in subordinated debentures, increased costs of attracting and retaining time deposits and the impact of a protracted low-interest rate environment on loan yields.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2016 and 2015, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$406,802	$3,293	3.22%	$483,677	$4,055	3.33%
Loans (2) (3) (4)	3,407,278	38,010	4.44	2,863,708	32,446	4.50
Federal funds sold & interest-bearing with banks	202,106	261	0.51	66,867	43	0.26
Restricted investment in bank stock	24,834	352	5.64	26,899	297	4.38
Total interest-earning assets	4,041,020	41,916	4.13	3,441,151	36,841	4.25
Allowance for loan and lease losses	(34,052)			(18,157)
Noninterest-earning assets	337,828			306,509
Total liabilities and stockholders’ equity	$4,344,796			$3,729,503

Interest-bearing liabilities:
Money market deposits	$872,937	$1,211	0.55	$710,767	$794	0.44
Savings deposits	211,162	158	0.30	220,481	146	0.26
Time deposits	1,007,530	3,323	1.31	787,262	2,391	1.20
Other interest-bearing deposits	553,401	467	0.34	352,156	324	0.37
Total interest-bearing deposits	2,645,030	5,159	0.78	2,070,666	3,655	0.70

Borrowings	488,015	2,139	1.74	544,774	1,944	1.42
Subordinated debentures (5)	55,155	814	5.87	2,933	44	5.95
Capital lease obligation	2,814	42	5.94	55,155	816	5.87
Total interest-bearing liabilities	3,191,014	8,154	1.02	2,673,528	6,459	0.96

Demand deposits	640,323			560,129
Other liabilities	18,318			24,164
Total noninterest-bearing liabilities	658,641			584,293
Stockholders’ equity	495,141			471,682
Total liabilities and stockholders’ equity	$4,344,796			$3,729,503
Net interest income (tax equivalent basis)		33,762			30,382
Net interest spread (6)			3.11%			3.29%
Net interest margin (7)			3.32%			3.50%
Tax equivalent adjustment		(738)			(655)
Net interest income		$33,024			$29,727

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Amount does not reflect netting of debt issuance costs of $698 and $ - for the three months ended September 30, 2016 and September 30, 2015, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$413,493	$10,290	3.32%	$496,375	$12,442	3.35%
Loans (2) (3) (4)	3,310,788	109,959	4.44	2,709,332	92,279	4.55
Federal funds sold & interest-bearing with banks	143,517	541	0.50	65,663	127	0.26
Restricted investment in bank stocks	29,818	1,074	4.81	26,385	797	4.04
Total interest-earning assets	3,897,616	121,864	4.18	3,297,755	105,645	4.28
Allowance for loan and lease losses	(30,412)			(16,469)
Noninterest-earning assets	331,544			302,316
Total liabilities and stockholders’ equity	$4,198,748			$3,583,602

Interest-bearing liabilities:
Money market deposits	$772,981	$3,016	0.52	$692,919	$2,204	0.43
Savings deposits	213,963	471	0.29	220,639	465	0.28
Time deposits	902,017	8,714	1.29	742,037	6,339	1.14
Other interest-bearing deposits	528,841	1,331	0.34	349,626	972	0.37
Total interest-bearing deposits	2,417,802	13,532	0.75	2,005,221	9,980	0.67

Borrowings	603,423	6,908	1.53	548,013	6,022	1.47
Subordinated debentures (5)	55,155	2,436	5.90	2,961	134	6.05
Capital lease obligation	2,844	128	6.01	22,188	904	5.45
Total interest-bearing liabilities	3,079,224	23,004	1.00	2,578,383	17,040	0.88

Demand deposits	610,568			514,936
Other liabilities	21,872			26,917
Total noninterest-bearing liabilities	632,440			541,853
Stockholders’ equity	487,084			463,366
Total liabilities and stockholders’ equity	$4,198,748			$3,583,602
Net interest income (tax equivalent basis)		98,860			88,605
Net interest spread (6)			3.18%			3.40%
Net interest margin (7)			3.39%			3.59%
Tax equivalent adjustment		(2,122)			(1,908)
Net interest income		$96,738			$86,697

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Amount does not reflect netting of debt issuance costs of $746 and $ - for the nine months ended September 30, 2016 and September 30, 2015, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $5.6 million in the third quarter of 2016, an increase of $1.8 million from $3.8 million in the comparable prior-year quarter. The increase was primarily due to an increase in net gains on sales of investment securities of $2.1 million and an increase of $0.2 million in income on bank owned life insurance, offset by a decrease of $0.5 million in deposit, loan and other income. Net gains on sales of investment securities were $4.1 million and $2.1 million for the third quarter of 2016 and 2015, respectively.

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

Noninterest income totaled $8.3 million for the nine months ended September 30, 2016, a decrease of $0.5 million from $8.8 million in the comparable prior-year period. Included in the prior-year period totals was a $2.2 million insurance recovery related to a wire fraud loss that occurred during the second quarter of 2015. Excluding this insurance recovery, noninterest income increased by $1.8 million when compared to the comparable prior-year period. The increase was primarily due to an increase in net gains on sales of investment securities of $1.4 million and income on bank owned life insurance of $0.7 million, offset by decreases in net gains on sales of loans of $0.1 million and deposit, loan and other income of $0.2 million.

Noninterest Expense

Noninterest expenses for the third quarter of 2016 were $14.6 million, a $1.3 million, or 9.4%, increase from $13.3 million in the third quarter of 2015, and were $43.3 million for the first nine months of 2016, a $2.4 million, or 5.7%, increase from $40.9 million in the first nine months of 2015. Included in the noninterest expense for the third quarter of 2015 and for the first nine months of 2015 was a loss on debt extinguishment of $2.4 million. This loss on debt extinguishment was the result of the Company repaying $16.0 million in principal amount of high cost puttable borrowings. Excluding the loss on debt extinguishment, noninterest expenses increased $1.3 million and $4.7 million in the third quarter of 2016 and for the first nine months of 2016, respectively, from their prior year periods.

The largest factors contributing to the increases (excluding loss on debt extinguishment) were salaries and employee benefits expense, which increased by $0.9 and $2.7 million to $7.8 million and $23.1 million in the third quarter and first nine months of 2016, respectively, and occupancy and equipment expense, which increased by $0.1 and $0.7 million to $2.0 million and $6.5 million in the third quarter and first nine months of 2016, respectively. These increases across both period comparisons were primarily the result of increased levels of business and staff resulting from organic growth.

Income Taxes

Income tax expense was $5.4 and $15.2 million for the three and nine months ended September 30, 2016, respectively, compared with $5.2 and $15.3 million for the three and nine months ended September 30, 2015, respectively. The effective tax rates were 31.5% for both the third quarter and first nine months of 2016, compared with 32.5% for both the third quarter and first nine months of 2015. The effective tax rate for the full year 2016 is expected to remain at approximately 31.5%.

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

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by type of loan at the periods indicated.

					Dollar
	September 30, 2016		December 31, 2015		Change
	Amount	%	Amount	%	2016 vs. 2015
	(dollars in thousands)
Commercial	$644,430	18.7%	$570,116	18.4%	$74,314
Commercial real estate	2,100,804	60.9	1,966,696	63.4	134,108
Commercial construction	471,109	13.7	328,838	10.6	142,271
Residential real estate	229,401	6.6	233,690	7.5	(4,289)
Consumer	2,879	0.1	2,454	0.1	425
Gross loans	$3,448,623	100.0%	$3,101,794	100.0%	$346,829

At September 30, 2016, total gross loans amounted to $3.4 billion, an increase of $0.3 billion, or 11.2%, as compared to December 31, 2015. Net loan growth was primarily attributable to multi-family ($80 million, including a $28 million loan reclassified during the current quarter as multi-family from other commercial real estate), commercial ($74 million), other commercial real estate ($54 million, excluding the aforementioned reclassification) and commercial construction ($142 million). The increase in commercial construction reflected higher utilization of existing construction facilities. The growth in loans was funded primarily with increases in deposits.

At September 30, 2016, acquired loans remaining in the loan portfolio totaled $0.7 billion, compared to $0.9 billion as of December 31, 2015.

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

At September 30, 2016, the allowance was $37.6 million as compared to $26.6 million at December 31, 2015. Provisions to the allowance for the three and nine months ended September 30, 2016 increased to $6.8 million and $13.5 million, respectively, from $4.2 million and $7.6 million for the same periods in 2015. These increases were primarily a result of higher specific reserves for the taxi medallion portfolio, which increased to $5.0 million for the three months ended and $8.3 million for the nine months ended September 30, 2016 from $2.0 million for the three and nine months ended September 30, 2015. See “Asset Quality” for a discussion of the taxi cab medallion portfolio. Partially offsetting the increases in provision for loan losses due to specific taxi medallion reserves was slower growth in the originating (non-acquired) loan portfolio.

There were $1.9 million in net charge-offs during the three months ended September 30, 2016, compared to $122 thousand during the three months ended September 30, 2015. The allowance for loan and lease losses as a percentage of total loans amounted to 1.09% at September 30, 2016 compared to 0.86% at December 31, 2015 and 0.73% at September 30, 2015. The large increase in net-charge-offs during the three months ended September 30, 2016, was primarily attributable to one charge-off of a lease financing receivable for $1.1 million, which had a specific reserve of $1.3 million prior to the charge.

The level of the allowance for the respective periods of 2016 and 2015 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at September 30, 2016 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan and lease losses are presented in the following table for the periods indicated.

	Three Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Average loans for the period	$3,407,278	$2,863,708
Loans receivable at end of period	3,445,476	2,953,381

Analysis of the Allowance for loan and lease losses:
Balance - beginning of quarter	$32,763	$17,480
Charge-offs:
Commercial	(1,878)	-
Commercial real estate	-	(124)
Residential real estate	(27)	-
Consumer	(5)	-
Total charge-offs	(1,910)	(124)
Recoveries:
Commercial	1	2
Commercial real estate	10	-
Residential real estate	-	-
Consumer	1	-
Total recoveries	12	2
Net charge-offs	(1,898)	(122)
Provision for loan and lease losses	6,750	4,175
Balance - end of period	$37,615	$21,533
Ratio of annualized net charge-offs during the period to average loans during the period	0.22%	0.02%
Allowance for loan and lease losses as a percent of loans receivable	1.09%	0.73%

	Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Average loans for the period	$3,310,788	$2,630,864
Loans receivable at end of period	3,445,476	2,953,381

Analysis of the Allowance for loan and lease losses:
Balance - beginning of year	$26,572	$14,160
Charge-offs:
Commercial	(2,396)	(100)
Commercial real estate	-	(406)
Residential real estate	(94)	-
Consumer	(10)	(13)
Total charge-offs	(2,500)	(519)
Recoveries:
Commercial	2	12
Commercial real estate	35	327
Residential real estate	3	2
Consumer	3	1
Total recoveries	43	342
Net charge-offs	(2,457)	(176)
Provision for loan and lease losses	13,500	7,550
Balance - end of period	$37,615	$21,533
Ratio of annualized net charge-offs during the period to average loans during the period	0.06%	0.01%
Allowance for loan and lease losses as a percent of loans receivable	1.09%	0.73%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days and still accruing/accreting:

	September 30,	December 31,
	2016	2015
Nonaccrual loans	$11,493	$20,737
OREO	626	2,549
Total nonperforming assets	$12,119	$23,286

Performing TDRs	$105,338	$85,925
Loans past due 90 days and still
accreting income (PCI)	5,197	-
Loans past due 90 days and still
accruing income (Non-PCI)	$-	$-

Nonaccrual loans to total loans
receivable	0.33%	0.67%
Nonperforming assets to total assets	0.28%	0.58%
Nonperforming assets, performing TDRs,
and loans past due 90 days and still
accruing/accreting to total loans
receivable	3.56%	3.52%

The increase in TDRs was primarily due to 14 loans secured by 25 New York City taxi medallions totaling $17.3 million. These loan modifications included interest rate reductions and maturity extensions. All 14 loans were accruing prior to modification, while 13 remained in accrual status post-modification.

As of September 30, 2016, loans secured by New York City taxi medallions totaled $102.7 million. Troubled debt restructurings associated with this portfolio totaled $95.2 million and total nonaccrual loans were $3.7 million at quarter-end. Troubled debt restructurings increased by $7.2 million from the second quarter of 2016, while nonaccrual loans decreased by $0.2 million, resulting from partial charge-offs. Specific reserves for taxi medallion loans totaled $12.5 million, or 12.2%, of total taxi medallion portfolio. The Bank’s valuation of a New York City corporate medallion, which are applicable to approximately 95% of total exposure, was approximately $700 thousand as of September 30, 2016, down from approximately $750 thousand as of June 30, 2016.

The $12.5 million in specific allocations referenced above were calculated based on the present value of estimated cash flows, including contractual debt interest service through maturity, and principal repayments based on the estimated fair value of the collateral excluding any consideration for personal guarantees of borrowers, which provide an additional source of repayment but cannot be relied upon. Since December 31, 2015, an additional $8.3 million specific allocation was required for the nine months ended September 30, 2016 due to a decline in the Company’s estimated valuation of taxi medallions from December 31, 2015, when the specific allocation was $4.5 million.

Investment Portfolio

At September 30, 2016, the principal components of the investment securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

Transfers of debt securities from the held-to-maturity category to the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of the transfer shall be recognized in accumulated other comprehensive income, net of applicable taxes. During the quarter ended September 30, 2016 the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. This transfer will enhance liquidity and increase flexibility with regard to asset-liability management and balance sheet composition.

During the nine months ended September 30, 2016, approximately $85.3 million in investment securities were sold from the available-for-sale portfolio resulting in a net gain on sales of securities of $4.2 million. The cash flow from the investment securities will be primarily used to fund loan growth and purchase new securities.

For the three months ended September 30, 2016, average investment securities decreased $76.8 million to approximately $406.8 million, or 10.1% of average interest-earning assets, from $483.7 million on average, or 14.1% of average interest-earning assets, for the comparable period in 2015. For the nine months ended September 30, 2016, average investment securities decreased $86.0 million to approximately $413.5 million, or 10.6% of average interest-earning assets, from $496.4 million on average, or 15.1% of average interest-earning assets, for the comparable period in 2015. The reduction in average balances for each of the respective periods was a result of total sales, maturities, calls and prepayments of securities for the nine months ended September 30, 2015 which totaled $112.6 million. In the same period for 2015, this was offset by approximately $52.3 million in new securities purchases with the remaining cash flow primarily utilized to fund new loan originations. For the nine months ended September 30, 2016 total sales, maturities, calls and prepayments of securities $209.5 million offset by securities purchases of $115.8 million.

At September 30, 2016, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $5.3 million as compared with net unrealized gains of $0.7 million at December 31, 2015. The increase in unrealized gains is predominately attributable to the aforementioned reclassification of securities previously classified as held-to-maturity to available-for-sale. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2016 and December 31, 2015 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2016, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 8.38%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.19%. As of December 31, 2015, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.65%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 3.62%.

Based on our model, which was run as of September 30, 2016, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 8.44%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.28%. As of December 31, 2015, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.59%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2016, would decline by 8.56% with an instantaneous rate shock of up 200 basis points, and increase by 5.12% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2015, would decline by 9.65% with an instantaneous rate shock of up 200 basis points, and increase by 8.20% with an instantaneous rate shock of down 100 basis points.

				Interest
Interest Rates	Estimated	Estimated Change in EVE		Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$384,052	$(58,257)	(13.2)%	+300	$142,524	$15,617	12.3%
+200	404,447	(37,862)	(8.6)	+200	137,538	10,631	8.4
+100	422,495	(19,814)	(4.5)	+100	132,087	5,180	4.1
0	442,309	-	0.0	0	126,907	-	0.0
-100	464,952	22,643	5.1	-100	121,588	(5,319)	(4.2)

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including loans held-for-sale and investment securities available-for-sale. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

At September 30, 2016, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2016, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $466.7 million, which represented 10.8% of total assets and 12.3% of total deposits and borrowings, compared to $466.5 million at December 31, 2015, which represented 11.6% of total assets and 13.3% of total deposits and borrowings on such date. The decrease in the current period was mainly attributable to a reduction in cash balances of $40.7 million at September 30, 2016 from December 31, 2015.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2016, had the ability to borrow $1.6 billion. In addition, at September 30, 2016, the Bank had in place borrowing capacity of $37 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $16.8 million. At September 30, 2016, the Bank had aggregate available and unused credit of $805.8 million, which represents the aforementioned facilities totaling $1.3 billion net of $466 million in outstanding borrowings. At September 30, 2016, outstanding commitments for the Bank to extend credit were $581 million.

Cash and cash equivalents totaled $233.8 million at September 30, 2016, increasing by $32.9 million from $200.9 million at December 31, 2015. Operating activities provided $36.6 million in net cash. Investing activities used $274.0 million in net cash, primarily reflecting an increase in loans. Financing activities provided $270.3 million in net cash, primarily reflecting a net increase of $478.1 million in deposits, a redemption of $11.3 million of preferred stock, and a net decrease of $190.0 million in borrowings (consisting of $375.0 million in new borrowings offset by repayments of $565.0 million).

Deposits

Total deposits increased by $478 million, or 17.1%, to $3.3 billion at September 30, 2016, primarily attributable to increases in time, interest-bearing demand, noninterest-bearing demand and money market deposits, and partially offset by a modest decreases in savings. The following table sets forth the composition of our deposit base by the periods indicated.

					Dollar
	September 30, 2016		December 31, 2015		Change
	Amount	%	Amount	%	2016 vs. 2015
	(dollars in thousands)
Demand, noninterest-bearing	$655,683	20.1%	$650,775	23.3%	$4,908
Demand, interest-bearing & NOW	531,500	16.2	490,380	17.6	41,120
Money market	866,710	26.5	658,695	23.6	208,015
Savings	207,717	6.4	216,399	7.8	(8,682)
Time	1,007,339	30.8	774,717	27.7	232,622
Total deposits	$3,268,949	100.0%	$2,790,966	100.0%	$477,983

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2016 was 3.61%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $500 million at September 30, 2016, an increase of $22 million from December 31, 2015. The increase in stockholders’ equity was primarily attributable to an increase of $26 million in retained earnings, approximately $2 million of equity issuance related to stock-based compensation, including the exercise of stock options, and an increase in accumulated other comprehensive income of $5 million, offset by an $11 million payoff of SBLF preferred stock. As of September 30, 2016, the Company’s tangible common equity ratio and tangible book value per share were 8.39% and $11.60, respectively. As of December 31, 2015, the tangible common equity ratio and tangible book value per share were 8.18% and $10.51, respectively. Total goodwill and other intangible assets were approximately $149 million and $150 million as of September 30, 2016 and December 31, 2015, respectively.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Company believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Company’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(in thousands, except for share data)
Stockholders’ equity	$499,588	$477,344
Less: Preferred stock	-	11,250
Less: Goodwill and other intangible assets	149,190	149,817
Tangible common stockholders’ equity	$350,398	$316,277

Common stock outstanding at period end	30,197,318	30,085,663

Book value per common share	$16.54	$15.49
Less: Goodwill and other intangible assets	4.94	4.98
Tangible book value per common share	$11.60	$10.51

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2016 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (dollars in thousands).

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$356,141	8.49%	$167,877	4.00%	N/A	N/A
CET I risk-based ratio	350,986	9.25	170,815	4.50	N/A	N/A
Tier 1 risk-based capital	356,141	9.38	227,753	6.00	N/A	N/A
Total risk-based capital	443,756	11.69	303,671	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$401,385	9.57%	$167,807	4.00%	$209,759	5.00%
CET I risk-based ratio	401,385	10.58	170,787	4.50	246,692	6.50
Tier 1 risk-based capital	401,385	10.58	227,715	6.00	303,621	8.00
Total risk-based capital	439,000	11.57	303,621	8.00	379,526	10.00

N/A - not applicable

As of September 30, 2016, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2016 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Capital Ratio which was 2.757% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.942% above the minimum buffer ratio.

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

b) Changes in internal controls over financial reporting. When the material weaknesses were identified, we enhanced our internal controls concerning identification of all TDRs by (i) strengthening our policies and procedures, including requirements that we obtain and analyze current information on each individual borrower and (ii) enhancing oversight, monitoring and approval authorities, before agreeing to any modification of a borrower’s loan. We also enhanced our internal controls concerning measurement of TDR impairment with regard to taxi medallion loans, including engaging a third-party firm specializing in financial valuation analysis. Despite these control enhancements, we cannot assert as of September 30, 2016 that our material weaknesses have been fully remediated, due to insufficient time to fully test these controls.

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

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: November 7, 2016		Date: November 7, 2016

