Form 10-K
period 2016-12-31
ConnectOne Bancorp, Inc.
filed 2017-03-10
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐   or No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $368.0 million.

Shares Outstanding on March 10, 2017
Common Stock, no par value: 31,973,356 shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement in connection with the 2017 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward looking statements and associated risks in “Item 1 - Business - Historical Development of Business” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

On January 20, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“Legacy ConnectOne”). Effective July 1, 2014, the Company completed the merger contemplated by the Merger Agreement (the “Merger”) with Legacy ConnectOne merging with and into the Company, with the Company as the surviving corporation. Also at closing, the Company changed its name to “ConnectOne Bancorp, Inc.” and changed its NASDAQ trading symbol to “CNOB”. Immediately following the consummation of the Merger, Union Center National Bank merged with and into ConnectOne Bank, a New Jersey-chartered commercial bank (“ConnectOne Bank” or the “Bank”) and a wholly-owned subsidiary of Legacy ConnectOne, with ConnectOne Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, each share of common stock, no par value per share, of Legacy ConnectOne was converted into 2.6 shares of the Company’s common stock.

The Company’s primary activity, at this time, is to act as a holding company for the Bank and its other subsidiaries. As used herein, the term “Parent Corporation” shall refer to the Company on an unconsolidated basis.

The Company owns 100% of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. The trust exists for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in $5.2 million of junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) ASC 810-10 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income. See Note 11 of the Consolidated Financial Statements.

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

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.ConnectOneBank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of conduct that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

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

While we expect to take an opportunistic approach to acquisitions, considering opportunities to purchase or merge with whole institutions, branches or lines of business that complement our existing strategy, the bulk of our future growth may be organic. Our goal is to open new offices in the counties contained in our broader trade area discussed below. However, we do not believe that we need to establish a physical location in each market that we serve. We believe that advances in technology have created new delivery channels which allow us to service customers and maintain business relationships without a physical presence, and that these customers can also be serviced through a regional office. We believe the key to customer acquisition and retention is establishing quality business relationship officers who will frequently go to the customer, rather than having the customer come into the branch.

We emphasize superior customer service and relationship banking. The Bank offers high-quality service by providing more direct, personal attention than we believe is offered by competing financial institutions, the majority of which are branch offices of banks headquartered outside our primary trade area. By emphasizing the need for a professional, responsive and knowledgeable staff, we offer a superior level of service to our customers. As a result of senior management’s availability for consultation on a daily basis, we believe we offer customers a quicker response on loan applications and other banking transactions than competitors, whose decisions may be made in distant headquarters. We believe that this response time results in a pricing advantage to us, in that we frequently may exceed competitors’ loan pricing and still win customers. We also provide state-of-the-art banking technology, including remote deposit capture, internet banking and mobile banking, to provide our customers with the most choices and maximum flexibility. We believe that this combination of quick, responsive and personal service and advanced technology provides the Bank’s customers with a superior banking experience.

The Bank, through its subsidiary, Center Financial Group LLC, provides financial services, including brokerage services, insurance and annuities, mutual funds and financial planning.

Our Market Area

Our banking offices are located in Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth Counties in New Jersey and in the borough of Manhattan, in New York City, which include some of the most affluent markets in the United States. We also attract business and customers from broader regions, including the other boroughs of New York City as well as Westchester County and Long Island in New York State.

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

Noninterest demand deposit products include “Totally Free Checking” and “Simply Better Checking” for retail clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both retail and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors but offer a limited number of preauthorized withdrawals. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 7 days to 60 months and brokered certificates of deposit, which we use for asset liability management purposes and to supplement other sources of funding.  CDARS/ICS Reciprocal deposits are offered based the Bank’s participation in Promontory Interfinancial

Network, LLC.  Customers who are FDIC insurance sensitive are able to place large dollar deposits with the Company and the Company uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the standard dollar amount. The FDIC currently considers these funds as brokered deposits.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate noninterest revenue through insufficient funds fees, stop payment fees, wire transfer fees, safe deposit rental fees, debit card income, including foreign ATM fees and credit and debit card interchange, and other miscellaneous fees. In addition, the Bank generates additional noninterest revenue associated with residential loan originations and sales, loan servicing, late fees and merchant services.

We offer personal and commercial business loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, taxi medallions, inventory and equipment, and liens on commercial and residential real estate. As of December 31, 2016, the carrying value of our taxi medallion portfolio totaled $65.6 million, all of which is designated as held-for-sale, reflecting management’s intent to sell the portfolio. All of our taxi medallion loans are secured by New York City taxi medallions.

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on 1-4 family residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a loan policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, Chief Lending Officer and Chief Credit Officer) can approve loans up to $25 million in aggregate loan exposure and which do not exceed 65% of the Legal Lending Limit of the Bank (currently $69.3 million as of December 31, 2016 for most loans), provided that (i) the credit does not involve an exception to policy and a principal balance greater than $7.5 million or $20 million in all credit outstanding to the borrower in the aggregate, (ii) the credit does not exceed certain dollar amount thresholds set forth in our policy, which varies by loan type, and (iii) the credit is not extended to an insider of the Bank. The Board Loan Committee (which includes the Chief Executive Officer and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan customers to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. We believe that having senior management on-site allows for an enhanced local presence and rapid decision-making that attracts borrowers. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for loan and lease losses) for most loans ($69.3 million) and 25% of the capital base for loans secured by readily marketable collateral ($115.5 million). At December 31, 2016, the Bank’s largest committed relationship (to several affiliated borrowers) totaled $59.9 million. The Bank’s largest single loan outstanding at December 31, 2016 was $31.0 million.

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

The Holding Company Act prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than 5% of the voting stock of any other bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB, embodied in FRB regulations, provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy.

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

 Regulation of Bank Subsidiary

The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, and limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries and affiliates. Under federal law, a bank subsidiary may only make loans or extensions of credit to, or invest in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or to any affiliate, or take their securities as collateral for loans to any borrower, upon satisfaction of various regulatory criteria, including specific collateral loan to value requirements.

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry, as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. See “Capital Adequacy Guidelines” for a description of capital requirements adopted by U.S. federal banking regulators in 2013 and the treatment of trust preferred securities under such rules.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.
•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0%.
•	Shareholder Votes. The Dodd-Frank Act requires publicly traded companies like the Company to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The SEC has not yet adopted such rules.

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

The FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 8.0%, (iii) has a Tier 1 leverage ratio of at least 5.0%, (iv) has a common equity Tier 1 capital ratio of at least 6.5%, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, (iii) has a Tier 1 leverage ratio of at least 4.0%, has a common equity Tier 1 capital ratio of at least 4.5%, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0%, (ii) has a Tier 1 risk-based capital ratio of less than 6.0%, (iii) has a Tier 1 leverage ratio of less than 4.0%, or (iv) has a common equity Tier 1 capital ratio of less than 4.5%. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0%, (ii) has a Tier 1 risk-based capital ratio of less than 4.0%, (iii) has a Tier 1 leverage ratio of less than 3.0%, or (iv) has a common equity Tier 1 capital ratio of less 3.0%. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0%. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

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

Under the New Rules, the Company and the Bank are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•	Common Equity Tier 1 Capital Ratio of 4.5% ( the “CET1”);
•	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and
•	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

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

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.4 million in total FDIC assessments in 2016, as compared to $1.9 million in 2015.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $209 thousand in 2016, versus approximately $143 thousand in 2015.

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

Loans to Related Parties

The Company’s authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act of 2002 and Regulation O promulgated by the FRB. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, the Bank’s Board of Directors must approve all extensions of credit to insiders.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. FRB regulations also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized, and under regulations implementing the Basel III accord, a bank holding company’s ability to pay cash dividends may be impaired if it fails to satisfy certain capital buffer requirements. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

At December 31, 2016, we had $2.7 billion of commercial real estate loans, including commercial construction loans, which represented 77.4% of loans receivable. Concentrations in commercial real estate are also monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 532% of total risk-based capital.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

Although the economy in our market area generally, and the real estate market in particular, is growing, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate. Many factors, including continuing European economic difficulties, a strengthening U.S. dollar, and potential international trade tariffs could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2016, we had $2.2 billion in commercial real estate loans outstanding. Approximately 62% of the loans, or $1.4 billion, had been originated in the past three years. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Our portfolio of loans secured by New York City taxi medallions could expose us to credit losses.

We maintain a significant credit exposure ($65.6 million carrying value as of December 31, 2016) of loans secured by New York City taxi medallions. The taxi industry in New York City is facing significant competition and pressure from technology based ride share companies such as Uber and Lyft. This has resulted in volatility in the pricing of medallions, and has impacted the earnings of many medallion holders, including our borrowers. The majority of the taxi medallion portfolio ($63.0 million, or 96%) was designated as nonaccrual, and the entire portfolio has been designated as loans held-for-sale, reflecting management’s intent to sell the portfolio. Any further deterioration in the value of New York City taxi medallions, or in the medallion taxi industry in New York City, could expose us to additional losses through a lower sale price for these loans, or, if we are unable to sell all or a portion of this portfolio, additional write downs on these loans.

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

As of December 31, 2016, we had approximately $353.3 million in investment securities, available-for-sale. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

Beginning in mid-2007, there has been significant turmoil and volatility in global financial markets. Recent market uncertainty regarding the financial sector has increased. In addition to the impact on the economy generally, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact us in one or more of the following ways:

•	Net interest income, the difference between interest earned on our interest earning assets and interest paid on interest-bearing liabilities, represents a significant portion of our earnings. Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.
•	The market value of our securities portfolio may decline and result in other than temporary impairment charges. The value of securities in our portfolio is affected by factors that impact the U.S. securities market in general as well as specific financial sector factors and entities. Recent uncertainty in the market regarding the financial sector has negatively impacted the value of securities within our portfolio. Further declines in these sectors may result in future other than temporary impairment charges.
•	Asset quality may deteriorate as borrowers become unable to repay their loans.

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2016, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $42.1 million or 8.0%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

For example, the Dodd-Frank Act may result in substantial new compliance costs. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. In addition, as a result of the 2016 elections, certain provisions of The Dodd-Frank Act may be repealed or modified. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•	A new independent consumer financial protection bureau was established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.
•	The act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, originators must make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the Consumer Financial Protection Bureau (“CFPB”) to adopt a definition. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest-only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans. Although the majority of residential mortgages historically originated by the Bank would qualify as Qualified Mortgage Loans, the Bank has also made, and may continue to make in the future, residential mortgage loans that will not qualify as Qualified Mortgage Loans. These loans may expose the Bank to greater losses, loan repurchase obligations, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability to repay rule on originating the loan.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.
•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.
•	Deposit insurance is permanently increased to $250,000.
•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates seven banking offices in Bergen County, NJ, consisting of one office each in Englewood Cliffs, Englewood, Cresskill, Fort Lee, Hackensack, Ridgewood and Saddle River; nine banking offices in Union County, NJ, consisting of four offices in Union Township, and one office each in Springfield Township, Berkeley Heights, and Summit; three banking offices in Morris County, NJ, consisting of one office each in Boonton, Madison and Morristown; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Princeton in Mercer County, NJ, and one office in Holmdel in Monmouth County, NJ. The Bank is also opened a branch office in the borough of Manhattan in New York City. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased locations.

Branch Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028; renewable at the Bank’s option
12 East Palisade Avenue, Englewood, NJ	Term expires July 2022; renewable at the Bank’s option
1 Union Avenue, Cresskill, NJ	Term expires June 2026; renewable at the Bank’s option
899 Palisade Avenue, Fort Lee, NJ	Term expires April 2017; renewable at the Bank’s option
142 John Street, Hackensack, NJ	Term expires December 2021; renewable at the Bank’s option
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2019 renewable at the Bank’s option
71 East Allendale Road, Saddle River, NJ	Term expires May 2032, unless canceled or extended by the Bank
356 Chestnut Street, Union, NJ	Term expires in May 2027; renewable at the Bank’s option
104 Ely Place, Boonton, NJ	Term expires August 2021; renewable at the Bank’s option
300 Main Street, Madison, NJ	Term expires May 2021; renewable at the Bank’s option
545 Morris Avenue, Summit, NJ	Term expires January 2024; renewable at the Bank’s option
217 Chestnut Street, Newark, NJ	Term expires February 2019
5914 Park Avenue, West New York, NJ	Term expires September 2018; renewable at the Bank’s option
344 Nassau Street, Princeton, NJ	Term expires May 2019; renewable at the Bank’s option
963 Holmdel Road, Holmdel, NJ	Term expires July 2021; renewable at the Bank’s option
551 Madison Ave, Suite 202, New York, NY	Term expires March 2023

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2016, the Company had 500 stockholders of record, excluding beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2016, the closing sale price was $25.95.

The following table sets forth the high and low closing sales price, and the dividends declared, on a share of the Company’s common stock for the years ended December 31, 2016 and 2015.

	Common Stock Price
	2016		2015		Common Dividends Declared
	High	Low	High	Low	2016	2015
Fourth Quarter	$26.50	$17.78	$19.51	$17.50	$0.075	$0.075
Third Quarter	18.86	15.22	22.27	18.50	0.075	0.075
Second Quarter	17.30	15.12	21.88	19.00	0.075	0.075
First Quarter	18.63	15.17	19.50	17.85	0.075	0.075
Total					$0.300	$0.300

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made of the Company’s common stock during 2016 or 2015.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 20 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2011 through December 31, 2016.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.
NASDAQ AND KBW BANK INDEX

Total Return Performance
index Value
300
275
250
225
200
175
150
125
100
75
ConnectOne Bancorp, Inc.
Nasdaq Composite
KBW Bank Index
31-12-2011
31-12-2012
31-12-2013
31-12-2014
31-12-2015
31-12-2016

Assumes $100 Invested on December 31, 2011, with Dividends Reinvested
Year Ended December 31, 2016

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
ConnectOne Bancorp, Inc.	100.00	120.27	197.54	203.22	203.11	285.27
NASDAQ	100.00	117.70	164.65	188.87	202.25	220.13
KBW Bank Index	100.00	132.78	182.44	199.28	200.25	255.90

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2016 and 2015 and the selected consolidated summary of income data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2014, 2013, 2012 and the selected consolidated summary of income data for the years ended December 31, 2013 and 2012 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
(dollars in thousands, except share data)
Selected Statement of Financial Condition Data
Total assets	$4,426,348	$4,015,909	$3,448,572	$1,673,082	$1,629,082
Loans receivable	3,475,832	3,009,007	2,538,641	960,943	889,672
Allowance for loan and lease losses	25,744	26,572	14,160	10,333	10,237
Securities – available-for-sale	353,290	195,770	289,532	323,070	496,815
Securities – held-to-maturity	-	224,056	224,682	215,286	58,064
Goodwill and other intangible assets	148,997	149,817	150,734	16,828	16,858
Borrowings	476,280	671,587	495,553	146,000	146,000
Subordinated debt (net of issuance costs)	54,534	54,343	5,155	5,155	5,155
Deposits	3,344,271	2,790,966	2,475,607	1,342,005	1,306,922
Tangible common stockholders’ equity(1)	325,127	316,277	284,235	168,584	160,691
Total stockholders’ equity	531,032	477,344	446,219	168,584	160,691
Average total assets	4,236,758	3,661,306	2,520,524	1,633,270	1,538,473
Average common stockholders’ equity	491,110	456,036	301,004	153,775	138,464
Dividends
Cash dividends paid on common stock	$9,067	$8,996	$6,940	$4,254	$2,778
Dividend payout ratio	29.19%	21.84%	37.60%	21.50%	16.13%
Cash dividends per share
Cash dividends	$0.300	$0.300	$0.300	$0.280	$0.195

Selected Statement of Income Data
Interest income	$161,241	$140,967	$94,207	$57,268	$55,272
Interest expense	(31,096)	(23,814)	(14,808)	(11,082)	(11,776)
Net interest income	130,145	117,153	79,399	46,186	43,496
Provision for loan and lease losses	(38,700)	(12,605)	(4,683)	(350)	(325)
Net interest income after provision for loan losses	91,445	104,548	74,716	45,836	43,171
Noninterest income	9,920	11,173	7,498	6,851	7,210
Noninterest expense	(58,507)	(54,484)	(54,804)	(25,278)	(25,197)
Income before income tax expense	42,858	61,237	27,410	27,409	25,184
Income tax expense	(11,776)	(19,926)	(8,845)	(7,484)	(7,677)
Net income	$31,082	$41,311	$18,565	$19,925	$17,507
Preferred stock dividends	(22)	(112)	(112)	(141)	(281)
Net income available to common stockholders	$31,060	$41,199	$18,453	$19,784	$17,226

__________________________

(1)	These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Notes for Selected Financial Data” for a reconciliation of these measurers to their most comparable GAAP measures.

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2016	2015	2014	2013	2012
Per Common Share Data
Basic	$1.02	$1.37	$0.80	$1.21	$1.05
Diluted	1.01	1.36	0.79	1.21	1.05
Book value per common share	16.62	15.49	14.65	9.61	9.14
Tangible book value per common share (1)	11.96	10.51	9.57	8.58	8.11

Selected Performance Ratios
Return on average assets	0.73%	1.13%	0.74%	1.22%	1.14%
Return on average common stockholders’ equity	6.30	9.03	6.13	12.87	12.44
Net interest margin	3.38	3.55	3.57	3.30	3.32

Selected Asset Quality Ratios as a % of loans receivable:
Nonaccrual loans (excluding loans held-for sale)	0.16%	0.67%	0.46%	0.33%	0.41%
Loans 90 days or greater past due and still accruing (non-PCI)	-	-	0.05	-	0.01
Loans 90 days or greater past due and still accruing (PCI)	0.15	-	-	-	-
Performing TDRs	0.38	2.77	0.07	0.60	0.77
Allowance for loan and lease losses	0.74	0.86	0.56	1.08	1.15

Nonperforming assets(2) to total assets	1.57%	0.58%	0.37%	0.20%	0.30%
Allowance for loan and lease losses to nonaccrual loans (excluding loans held-for-sale	449.0	128.1	122.0	329.4	283.1
Net loan charge-offs (recoveries) to average loans(3)	1.18	0.01	0.05	0.03	(0.04)

Capital Ratios
Leverage ratio	9.29%	9.07%	9.37%	9.69%	9.02%
Common equity Tier 1 risk-based ratio	9.74	9.14	n/a	n/a	n/a
Risk-based Tier 1 capital ratio	9.87	9.61	10.44	12.10	11.39
Risk-based total capital ratio	11.78	11.77	10.94	12.90	12.22
Tangible common equity to tangible assets (1)	8.93	8.18	8.62	8.48	8.22

__________________________

(1)	These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Notes to Selected Financial Data” for a reconciliation of these measurers to their most comparable GAAP measures.
(2)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.
(3)	Charge-offs in 2016 included $36.7 million related to the transfer of our taxi medallion portfolio to loans held-for-sale.

Notes to Selected Financial Data

	As of the year ended December 31,
	2016	2015	2014	2013	2012
(dollars in thousands, except per share data)
Tangible common equity and tangible common equity/tangible assets
Common stockholders’ equity	$531,032	$466,094	$434,969	$157,334	$149,441
Less: goodwill and other intangible assets	148,997	149,817	150,734	16,828	16,858
Tangible common stockholders’ equity	$382,035	$316,277	$284,235	$140,506	$132,583

Total assets	$4,426,348	$4,015,909	$3,448,572	$1,673,082	$1,629,765
Less: goodwill and other intangible assets	148,997	149,817	150,734	16,828	16,858
Tangible assets	$4,277,351	$3,866,092	$3,297,838	$1,656,254	$1,612,907

Tangible common equity ratio	8.93%	8.18%	8.62%	8.48%	8.22%

Tangible book value per common share
Book value per common share	$16.62	$15.49	$14.65	$9.61	$9.14
Less: goodwill and other intangible assets	4.66	4.98	5.08	1.03	1.03
Tangible book value per common share	$11.96	$10.51	$9.57	$8.58	$8.11

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

Allowance for Loan and Lease Losses and Related Provision

The allowance for loan and lease losses represents management’s estimate of probable incurred loan and lease losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated probable incurred losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statements of Condition.

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

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Management believes that the current allowance for loan and lease losses will be adequate to absorb probable incurred loan and lease losses on existing loans and leases that may become uncollectible based on the evaluation of known and inherent risks in the originated loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect our borrowers’ ability to pay. The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to make additional provisions for loan losses based upon information available to them at the time of their examination. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Goodwill

The Company has adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2016, 2015 and 2014.

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

Many of our customer relationships start with referrals from existing customers. We then seek to cross sell our products to customers to grow the customer relationship. For example, we will frequently offer an interest rate concession on credit products for customers that maintain a noninterest-bearing deposit account at the Bank. This strategy has helped maintain our funding costs and the growth of our interest expense even as we have substantially increased our total deposits. It has also helped fuel our significant loan growth. We believe that the Bank’s significant growth and increasing profitability demonstrate the need for and success of our brand of banking.

Our results of operations depend primarily on our net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid to fund those interest-earning assets, which is also affected by the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of noninterest income and noninterest expenses.

General

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2016 and 2015 and results of operations for each of the years in the three-year period ended December 31, 2016. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income for the year ended December 31, 2016 was $31.1 million, a decrease of $10.2 million, or 24.8%, compared to net income of $41.3 million for 2015. Net income available to common shareholders for the year ended December 31, 2016 was $31.1 million, a decrease of $10.1 million, or 24.6%, compared to net income available to common shareholders of $41.2 million for 2015. Diluted earnings per share were $1.01 for 2016, a 25.7% decrease from $1.36 for 2015.

The change in net income from 2015 to 2016 was attributable to the following:

•	Increased net interest income of $13.0 million primarily due to organic growth,
•	Increased provision for loan and lease losses of $26.1 million primarily due to an increase in additional reserves specifically allocated to the Company’s taxi medallion portfolio, resulting from the transfer of the portfolio to loans held-for-sale,
•	Decrease in noninterest income of $1.3 million primarily resulting from a prior year insurance recovery ($2.2 million), offset by current year increases in BOLI income ($0.8 million),
•	Noninterest expense increased approximately $4.0 million primarily due to an increase in salaries and employee benefits ($3.4 million), occupancy and equipment ($1.0 million), FDIC insurance ($0.8 million), data processing ($0.4 million) and other expenses ($0.6 million), offset by a prior year loss on extinguishment of debt ($2.4 million), and
•	Decreased income tax expense of $8.2 million resulting from decrease in income before taxes.

Net income for the year ended December 31, 2015 was $41.3 million, an increase of $22.7 million, or 123.4%, compared to net income of $18.6 million for 2014. Net income available to common shareholders for the year ended December 31, 2015 was $41.2 million, an increase of $22.7 million, or 123.3%, compared to net income available to common shareholders of $18.5 million for 2014. Diluted earnings per share were $1.36 for 2015, a 72.2% increase from $0.79 for 2014.

The change in net income from 2014 to 2015 was attributable to the following:

•	Increased net interest income of $37.8 million primarily due to the impact of the Merger and organic growth,
•	Increased provision for loan and lease losses of $7.9 million primarily due to an increase in organic loan growth during 2015, higher levels of specific reserves including $4.5 million related to the taxi medallion portfolio and $1.3 million related to the Union Center’s former operations center that was repositioned as a lease financing receivable and the maturity and extension of acquired portfolio loans,
•	Increased noninterest income of $3.7 million primarily resulting from an insurance recovery ($2.2 million) and an increase in net gains on sale of investment securities ($1.1 million),
•	Noninterest expense remained relatively flat due to an increase in salaries and employee benefits ($8.9 million), occupancy and equipment ($2.3 million), and professional and consulting ($1.3 million), offset by impact of the Merger (including direct merger charges of $12.4 million in 2014), and
•	Increased income tax expense of $11.1 million resulting from higher pretax income in 2015 offset by nondeductible merger-related expenses incurred in 2014.

Net Interest Income

Fully taxable equivalent net interest income for 2016 totaled $133.0 million, an increase of $13.3 million, or 11.1%, from 2015. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 16.7% to $3.9 billion. Partially offsetting the increase in interest-earning assets was a 17 basis-point contraction in the net interest margin. The decrease in the net interest margin was attributed to higher levels of cash held at the Federal Reserve Bank, lower accretion of purchase accounting adjustments related to the Merger, long-term subordinated debt issued in June 2016, and an increase in rates paid on deposits. Average total loans increased by 20.1% to $3.4 billion in 2016 from $2.8 billion in 2015.

Fully taxable equivalent net interest income for 2015 totaled $119.7 million, an increase of $37.9 million, or 46.4%, from 2014. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 47.3% to $3.4 billion principally as a result of the Merger, which was effective on July 1, 2014. Partially offsetting the increase in interest-earning assets was a 2 basis-point contraction in the net interest margin. During 2015, the Bank’s funding costs were higher due to an increase in longer-term funding, including time deposits and subordinated debt. Average total loans increased by 64.6% to $2.8 billion in 2015 from $1.7 billion in 2014.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2016, 2015 and 2014 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2016			2015			2014
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$396,622	$13,153	3.32%	$482,703	$16,128	3.34%	$508,024	$18,148	3.57%
Loans (2) (3) (4)	3,355,452	148,755	4.43%	2,793,952	126,133	4.51%	1,696,977	77,669	4.58%
Federal funds sold and interest-earnings deposits with banks	152,397	756	0.50%	65,513	178	0.27%	68,152	138	0.20%
Restricted investment in bank stocks	28,439	1,410	4.96%	27,335	1,081	3.95%	14,946	636	4.26%
Total interest-earning assets	3,932,910	164,074	4.17%	3,369,503	143,520	4.26%	2,288,099	96,591	4.22%
Noninterest-earning assets:
Allowance for loan and lease losses	(32,554)			(17,905)			(14,267)
Noninterest-earning assets	336,402			309,708			246,692
Total assets	$4,236,758			$3,661,306			$2,520,524

LIABILITIES & STOCKHOLDERS’ EQUITY
Savings, NOW, money market, interest checking	$1,544,838	6,754	0.44%	$1,279,663	4,972	0.39%	$1,121,148	4,152	0.37%
Time deposits	923,114	11,913	1.29%	752,380	8,784	1.17%	424,603	4,108	0.97%
Total interest-bearing deposits	2,467,952	18,667	0.76%	2,032,043	13,756	0.68%	1,545,751	8,260	0.53%

Borrowings	571,626	9,013	1.58%	565,408	8,181	1.45%	288,798	6,301	2.18%
Subordinated debentures (5)	55,155	3,246	5.89%	30,497	1,700	5.57%	5,155	156	3.03%
Capital lease obligation	2,829	170	6.01%	2,946	177	6.01%	1,528	91	5.96
Total interest-bearing liabilities	3,097,562	31,096	1.00%	2,630,894	23,814	0.91%	1,841,232	14,808	0.80%
Noninterest-bearing deposits	624,731			537,287			350,310
Other liabilities	21,203			25,839			16,728
Stockholders’ equity	493,262			467,286			312,254
Total liabilities and stockholders’ equity	$4,236,758			$3,661,306			$2,520,524

Net interest income/interest rate spread (6)		$132,978	3.17%		$119,706	3.35%		$81,783	3.42%
Tax-equivalent adjustment		(2,833)			(2,553)			(2,384)
Net interest income as reported		$130,145			$117,153			$79,399
Net interest margin (7)			3.38%			3.55%			3.57%

__________________________

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Amount does not reflect netting of debt issuance costs of $621, $812 and $ - as of December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2016/2015 Increase (Decrease) Due to Change in:			2015/2014 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(dollars in thousands)
Interest income:
Investment securities:	$(2,855)	$(120)	$(2,975)	$(846)	$(1,174)	$(2,020)
Loans receivable and loans held-for-sale	24,893	(2,271)	22,622	49,523	(1,059)	48,464
Federal funds sold and interest-earnings deposits with banks	431	147	578	(7)	47	40
Restricted investment in bank stocks	55	274	329	490	(45)	445
Total interest income:	$22,524	$(1,970)	$20,554	$49,160	$(2,231)	$46,929

Interest expense:
Savings, NOW, money market, interest checking	$1,294	$488	$1,622	$632	$188	$820
Time deposits	2,203	926	3,289	3,827	849	4,676
Borrowings and subordinated debentures	1,549	829	2,378	5,415	(1,991)	3,424
Capital lease obligation	(7)	-	(7)	85	1	86
Total interest expense:	$5,039	$2,243	$7,282	$9,959	$(953)	$9,006

Net interest income:	$17,485	$(4,213)	$13,272	$39,201	$(1,278)	$37,923

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

For the year ended December 31, 2016, the provision for loan and lease losses was $38.7 million, an increase of $26.1 million, compared to the provision for loan and lease losses of $12.6 million for 2015. The increase was largely attributable to an increase in reserves allocated to the Bank’s taxi medallion portfolio of approximately $27.7 million resulting from the transfer of the portfolio to loans held-for-sale, offset by a reduction in reserves of $1.5 million related to the movement of loans from the acquired portfolio into loans held-for-investment.

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

Noninterest Income

Noninterest income for the full-year 2016 decreased by $1.3 million, or 11.2% to $9.9 million from $11.2 million in 2015. The decrease was primarily the result of a 2015 insurance recovery of $2.2 million, offset by an increase in BOLI income of $0.8 million and higher net investment securities gains, increasing by $0.3 million to $4.2 million for the year ended December 31, 2016 from $3.9 million for the year ended December 31, 2015.

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

Noninterest Expense

Noninterest expenses for the full-year 2016 increased by $4.0 million, or 7.4% to $58.5 million from $54.5 million in 2015.  The increase was primarily attributable to an increased level of business and staff resulting from organic growth. Salary and employee benefits increased by $3.3 million, occupancy and equipment expenses increased by $1.0 million, FDIC insurance increased by $0.8 million, data processing increased by $0.4 million, marketing and advertising increased by $0.2 million and other expenses increased by $0.6 million, offset by a 2015 loss on an extinguishment of debt for $2.4 million.

Noninterest expenses for the full-year 2015 decreased by $0.3 million, or 0.6% to $54.5 million from $54.8 million in 2014.  The decrease was a result of merger-related charges of $12.4 million in 2014, offset by increases attributable to the Merger (2015 reflected a full-year of combined company expenses whereas 2014 reflected those expenses only during the second half) as well as an increased level of business and staff resulting from organic growth. Salary and employee benefits increased by $8.9 million, occupancy and equipment expenses increased by $2.3 million and professional and consulting fees increased by $1.3 million.

Income Taxes

Income tax expense was $11.8 million for the full-year 2016 compared to $19.9 million for the full-year 2015 and $8.8 million for the full-year 2014. The effective tax rates were 27.5% for 2016 and 32.5% for 2015 and 32.3% for 2014.  The effective tax rate in 2016 from 2015 decreased due to a decrease in the proportion of income subject to income taxes. The effective tax rate in 2015 from 2014 remained relatively flat.

For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

At December 31, 2016, the Company’s total assets were $4.4 billion, an increase of $410 million from December 31, 2015. Total loans (including loans held-for-sale) were $3.6 billion, an increase of $455 million from December 31, 2015. Deposits were $3.3 billion, an increase of $553 million from December 31, 2015.

At December 31, 2015, the Company’s total assets were $4.0 billion, an increase of $568 million from December 31, 2014. Loans receivable were $3.1 billion, an increase of $560 million from December 31, 2014. Deposits were $2.8 billion, an increase of $315 million from December 31, 2014.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail customers living and working in the Bank’s market area of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey, as well as NYC’s five boroughs. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality customer service, competitive rate structures and selective marketing have enabled it to gain market share.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

During 2016 and 2015, loan portfolio growth was positively impacted in several ways including (i) an increase in demand for small business lines of credit, and business term loans as economic conditions have stabilized and begun to improve, (ii) industry consolidation and lending restrictions involving larger competitors allowing the Bank to gain market share, (iii) an increase in refinancing strategies employed by borrowers during the current low rate environment, and (iv) the Bank’s success in attracting highly experienced commercial loan officers with substantial local market knowledge.

Total gross loans at December 31, 2016 totaled $3.5 billion, an increase of $378 million, or 12.2%, over gross loans at December 31, 2015 of $3.1 billion. As of December 31, 2016, the Bank had transferred $77.8 million of loans to loans held-for-sale, consisting primarily of $65.6 million of taxi medallion loans (part of commercial loans), $7.7 million of commercial real estate loans and $4.5 million in non-taxi commercial loans. Excluding this transfer, total gross loans at December 31, 2016 increased by $455 million, or 14.7% over gross loans at December 31, 2015. The increase in gross loans was attributable to organic loan growth.

The largest component of our loan portfolio at December 31, 2016 and December 31, 2015 was commercial real estate loans. Our commercial real estate loans (including multifamily loans) at December 31, 2016 totaled $2.2 billion, an increase of $238 million, or 12.1%, over commercial real estate loans at December 31, 2015 of $2.0 billion. Our commercial loans totaled $553.6 million at December 31, 2016, a decrease of $16.5 million, or 2.9%, over commercial loans at December 31, 2015 of $570.1 million. The decrease was the result of a transfer of the entire taxi medallion portfolio ($65.6 million) to loans held-for-sale as of December 31, 2016. Excluding this transfer of the taxi medallion portfolio, the commercial loan portfolio increased by $49.1 million, or 8.7% over commercial loans at December 31, 2015.

Our commercial construction loans at December 31, 2016 totaled $486.2 million, an increase of $157.4 million, or 47.9%, over commercial construction loans at December 31, 2015 of $328.8 million. Our residential real estate loans totaled $232.5 million at December 31, 2016, a decrease of $1.1 million, or 0.5%, over residential real estate loans at December 31, 2015 of $233.7 million. Our consumer loans at December 31, 2016 totaled $2.4 million, a decrease of $0.1 million, 3.0%, over consumer loans of $2.5 million at December 31, 2015. The growth in our loan portfolio reflects the success of our business strategy, in particular emphasizing high-quality customer service, which has led to continued customer referrals.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Commercial	$553,576	$570,116	$499,816	$229,688	$181,682
Commercial real estate	2,204,710	1,966,696	1,634,510	536,539	497,392
Commercial construction	486,228	328,838	167,359	42,722	40,277
Residential real estate	232,547	233,690	234,967	150,571	169,094
Consumer	2,380	2,454	2,879	1,084	1,104
Gross loans	3,479,441	3,101,794	2,539,531	960,604	889,549
Net deferred (fees) loan costs	(3,609)	(2,787)	(890)	339	123
Loans receivable	3,475,832	3,099,007	2,538,641	960,943	889,672
Allowance for loan and lease losses	(25,744)	(26,572)	(14,160)	(10,333)	(10,237)
Net loans receivable	$3,450,088	$3,072,435	$2,524,481	$950,610	$879,435

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable rate loans as of December 31, 2016 in term of contractual maturity.

	At December 31, 2016, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial	$228,442	$185,982	$139,152	$553,576
Commercial real estate	201,193	622,184	1,381,333	2,204,710
Commercial construction	428,177	58,051	-	486,228
Residential real estate	5,224	33,878	193,445	232,547
Consumer	805	813	762	2,380
Total	$863,841	$900,908	$1,714,692	$3,479,441
Loans with:
Fixed rates	$180,994	$538,599	$523,755	$1,243,348
Variable rates	682,847	362,309	1,190,937	2,236,093
Total	$863,841	$900,908	$1,714,692	$3,479,441

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

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“nonaccrual” loans). Except for loans that are well secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan that is 90 days or greater past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Real estate acquired as a result of foreclosure is classified as other real estate owned (“OREO”) until sold. OREO is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of OREO are charged to operations, as incurred.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and are classified as impaired. Loans considered to be TDRs can be categorized as nonaccrual or performing. The impairment of a loan can be measured at (1) the fair value of the collateral less costs to sell, if the loan is collateral dependent, (2) at the value of expected future cash flows using the loan’s effective interest rate, or (3) at the loan’s observable market price. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell. Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.

Loans $250,000 and over, as well as all TDRs, are individually evaluated for impairment. If a loan that is identified as impaired and the individual test results in an impairment, a portion of the allowance is allocated so that the loan is reported, net, at the fair value of collateral less costs to sell if repayment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate if the loan is dependent on cash flow. Loans with balances less than $250,000 (with the exception of TDRs) are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan and lease losses must be established for loan and lease losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

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

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	December 31,
	2016	2015
(dollars in thousands)
Classified Loans:
Substandard	$35,693	$130,253
Doubtful	-	239
Loss	-	-
Total classified loans	35,693	130,492
Special Mention Loans	37,816	31,412
Total classified and special mention loans	$73,509	$161,904

During the year ended December 31, 2016, “substandard” loans, which include lower credit quality loans which possess higher risk characteristics than special mention assets, decreased from $130.3 million, or 4.2% of total loans receivable, at December 31, 2015 to $35.7 million, or 1.0% of total loans, at December 31, 2016.  The decrease is primarily attributable to the entire taxi medallion portfolio moving to the loans held-for-sale category. At December 31, 2015, approximately $80.3 million of taxi medallion loans were reported as “substandard”. In addition, a relationship totaling $10.4 million (consisting of two commercial loans and one lease financing receivable) that was reported as “substandard” as of December 31, 2015 was paid off during the third quarter of 2016.

Nonperforming Loans, Troubled Debt Restructurings, Past Due Loans and OREO

Nonperforming loans include nonaccrual loans and accruing loans which are contractually past due 90 days or greater. Nonaccrual loans represent loans on which interest accruals have been suspended. The Company considers charging off loans, or a portion thereof, when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. The Company previously reported performing troubled debt restructured loans as a component of nonperforming assets. For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonaccrual loans	$5,734	$20,737	$11,609	$3,137	$3,616
Nonaccrual loans (held-for-sale)	63,044	-	-	-	-
OREO	626	2,549	1,108	220	1,300
Total nonperforming assets(1)	$69,404	$23,286	$12,717	$3,357	$4,916

Performing TDRs	$13,338	$85,925	$1,763	$5,746	$6,813
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-	$-	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$5,293	$-	$-	$-	$-
(1)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.

Nonaccrual loans (excluding loans held-for-sale) to total loans receivable	0.16%	0.67%	0.46%	0.33%	0.41%
Nonperforming assets to total assets	1.57%	0.58%	0.37%	0.20%	0.30%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans(2)	2.48%	3.52%	0.62%	0.95%	1.32%
(2)	Includes loans held-for-sale.

The decrease in performing TDRs was mainly attributable to the entire taxi medallion portfolio being moved to loans held-for-sale as of December 31, 2016. As of December 31, 2015, $78.5 of taxi medallion loans were reported as performing TDRs. In addition, prior to the taxi medallion loans being moved to the loans held-for-sale category, $63.0 million of taxi medallion loans (net of a $36.7 charge-off) were designated as nonaccrual.

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

At December 31, 2016, the allowance for loan and lease losses was $25.7 million, a decrease of $0.8 million or 3.1%, from $26.6 million for the year ended December 31, 2015. The decrease in the allowance for loan and lease losses was primarily attributable to net charge-offs of $39.5 million, of which $36.7 million were for the nonperforming taxi medallion portfolio, offset by provisioning of $38.7 million, of which $32.2 million were related to the nonperforming taxi medallion portfolio. The remaining provision was mainly attributable to organic loan growth.

Net charge-offs totaled $39.5 million during 2016 and $0.2 million for 2015. The allowance for loan and lease losses as a percentage of loans receivable was 0.74% at December 31, 2016 and 0.86% at December 31, 2015. The increase in net charge-offs and the decrease in the percentage were attributable to the aforementioned charges against the taxi medallion portfolio.

Five-Year Statistical Allowance for Loan and Lease Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan and lease losses and net charge-offs for the past five years.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance at the beginning of year	$26,572	$14,160	$10,333	$10,237	$9,602
Charge-offs:
Commercial-other	1,446	507	777	132	57
Commercial-taxi medallions	36,750	-	-	-	-
Commercial-lease financing receivable	1,147	-	-	-	-
Commercial real estate	107	-	-	-	-
Residential real estate	94	-	159	175	454
Consumer	29	31	-	22	16
Total charge-offs	39,573	538	936	329	527
Recoveries:
Commercial-other	4	340	50	69	620
Commercial real estate	35	-	-	-	-
Residential real estate	3	2	19	-	210
Consumer	3	3	11	6	7
Total recoveries	45	345	80	75	837
Net charge-offs (recoveries)	39,528	193	856	254	(310)
Provision for loan and lease losses	38,700	12,605	4,683	350	325
Balance at end of year	$25,744	$26,572	$14,160	$10,333	$10,237
Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	1.18%	0.01%	0.05%	0.03%	(0.04)%
Allowance for loan and lease losses as a percentage of loans receivable at end of year	0.74%	0.86%	0.56%	1.08%	1.15%

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

	Commercial		Residential real estate		Consumer		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total Allowance
	(dollars in thousands)
2016	$24,005	93.2	$957	6.7	$3	0.1	$779	$25,744
2015	25,127	92.4	977	7.5	4	0.1	464	26,572
2014	12,121	90.6	1,113	9.3	7	0.1	919	14,160
2013	7,806	84.2	990	15.7	146	0.1	1,391	10,333
2012	7,944	80.9	1,528	19.0	114	0.1	651	10,237

Investments

For the year ended December 31, 2016, the average volume of investment securities decreased by $86.1 million to approximately $396.6 million or 10.1% of average earning assets, from $482.7 million on average, or 14.3% of average earning assets, in 2015. The decrease in investment securities resulted from a focus on funding new loan originations and sale of investments. At December 31, 2016, the total investment portfolio amounted to $353.3 million, a decrease of $66.5 million from December 31, 2015. At December 31, 2016, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

Transfers of debt securities from the held-to-maturity category to the available-for-sale category are made at fair value at the date of transfer.  The unrealized holding gain or loss at the date of the transfer is recognized in accumulated other comprehensive income, net of applicable taxes. During the quarter ended September 30, 2016 the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. This transfer will enhance liquidity and increase flexibility with regard to asset-liability management and balance sheet composition.

During the year ended December 31, 2016, volume related factors decreased investment revenue by $2.9 million. The tax-equivalent yield on investments decreased by 2 basis points to 3.32% from a yield of 3.34% during the year ended December 31, 2015. This was caused by the Company decreasing the size of its investment portfolio in an effort to deploy excess cash into loans.

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

At December 31, 2016, the net unrealized gain carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $0.9 million as compared with a net unrealized gain of $0.6 million at December 31, 2015, resulting from changes in market conditions and interest rates at December 31, 2016. For additional information regarding the Company’s investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

During 2016, securities sold from the Company’s available-for-sale portfolio amounted to $85.3 million, as compared with $65.2 million in 2015 and $80.4 million in 2014. The gross realized gains on securities sold, called or matured amounted to approximately $4.2 million in 2016, $3.9 million in 2015 and $2.8 million in 2014, while there were no gross realized losses in 2016 and 2015 and there were losses of $19 thousand in 2014. There were no impairment charges in 2016 or 2015 as compared to $740 thousand in 2014.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2016, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$-	-%	$3,324	1.79%	$3,987	2.49%	$45,515	2.43%	$52,826	2.39%	$52,837
Residential Mortgage Pass-through Securities	-	-	983	2.37	6,435	2.09	65,504	2.58	72,922	2.53	72,497
Commercial Mortgage Pass-through Securities	-	-	-	-	4,186	2.40	-	-	4,186	2.40	4,209
Obligations of U.S. States and Political Subdivisions	1,818	4.65	6,637	4.20	26,855	4.49	113,437	4.61	148,747	4.57	150,605
Trust Preferred	-	-	-	-	-	-	5,575	5.33	5,575	5.33	5,666
Corporate Bonds and Notes	2,797	2.86	21,607	2.79	12,313	3.70	-	-	36,717	3.10	36,928
Asset-backed Securities	38	1.39	-	-	7,417	1.68	7,412	1.56	14,867	1.62	14,583
Certificates of Deposit	350	1.92	477	2.38	146	1.94	-	-	973	2.15	983
Equity Securities	-	-	-	-	-	-	376	0.48	376	0.48	568
Other Securities	-	-	-	-	-	-	14,739	0.02	14,739	0.02	14,414
Total Investment Securities	$5,003	3.43%	$33,028	2.95%	$61,339	3.46%	$252,558	3.34%	$351,928	3.33%	$353,290

For information regarding the carrying value of the investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity at December 31, 2016. Equity securities and other securities do not have a contractual maturity and are included in the “Due after ten years” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2016	2015	2014
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$52,837	$29,146	$32,817
Residential mortgage pass-through securities	72,497	44,910	60,356
Commercial mortgage pass-through securities	4,209	2,972	3,046
Obligations of U.S. States and political subdivisions	150,605	8,357	8,406
Trust preferred securities	5,666	16,255	16,306
Corporate bonds and notes	36,928	53,976	125,777
Asset-backed securities	14,583	19,725	27,502
Certificates of deposit	983	1,905	2,123
Equity securities	568	374	307
Other securities	14,414	18,150	12,892
Total	$353,290	$195,770	$289,532
Investment Securities Held-to-Maturity:
U.S. treasury & agency securities	$-	$28,471	$28,264
Federal agency obligations	-	33,616	27,103
Residential mortgage pass-through securities	-	3,805	5,955
Commercial mortgage-backed securities	-	4,110	4,266
Obligations of U.S. States and political subdivisions	-	118,015	120,144
Corporate bonds and notes	-	36,039	38,950
Total	$-	$224,056	$224,682
Total investment securities	$353,290	$418,676	$514,214

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2016 and December 31, 2015 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2016, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.79%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.93%. As of December 31, 2015, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.65%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 3.62%.

Based on our model, which was run as of December 31, 2016, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.65%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.43%. As of December 31, 2015, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.59%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2016, would decline by 7.97% with an instantaneous rate shock of up 200 basis points, and increase by 2.96% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2015, would decline by 15.02% with an instantaneous rate shock of up 200 basis points, and increase by 13.65% with an instantaneous rate shock of down 100 basis points.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$459,528	$(69,110)	(13.1)	+300	$143,818	$11,115	8.4
+200	486,530	(42,108)	(8.0)	+200	140,388	7,685	5.8
+100	510,733	(17,905)	(3.4)	+100	136,676	3,973	3.0
0	528,638	-	0.0	0	132,703	-	0.0
-100	544,300	15,662	3.0	-100	128,199	(3,884)	(2.9)

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

At December 31, 2016, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2016, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $428.2 million, which represented 9.7% of total assets and 11.2% of total deposits and borrowings, compared to $466.8 million at December 31, 2015, which represented 11.6% of total assets and 13.5% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2016, had the ability to borrow $1.3 billion. In addition, at December 31, 2016, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $12.6 million. At December 31, 2016, the Bank had aggregate available and unused credit of approximately $781 million, which represents the aforementioned facilities totaling $1.3 billion net of $521 million in outstanding borrowings and letters of credit. At December 31, 2016, outstanding commitments for the Bank to extend credit were $603 million.

Cash and cash equivalents totaled $200.4 million on December 31, 2016, decreasing by $0.5 million from $200.9 million at December 31, 2015.  Operating activities provided $49.7 million in net cash.  Investing activities used $427.7 million in net cash, primarily reflecting an increase in loans, which was offset in part by cash flow from the securities portfolio.  Financing activities provided $377.5 million in net cash, primarily reflecting a net increase of $553.5 million in deposits and proceeds from the issuance of common stock of $38.4 million offset by a net decrease of $195.0 million in borrowings (consisting of $375.0 million in new borrowings offset by notional repayments of $570.0 million) and the redemption of $11.3 million of preferred stock associated with the Small Business Lending Fund.

Deposits

Deposits are our primary source of funds. Average total deposits increased $523.4 million, or 20.4% to $3.1 billion in 2016 from $2.6 billion in 2015 and increased $673.3 million, or 35.5% to $2.6 billion in 2015 from 2014. Growth in 2014 was partially due to the merger. During 2016 we saw substantial increases in demand accounts, money market accounts and time deposits. This was due to several promotional items as well as increased efforts to attract new customers.

The following table sets forth the year-to-date average balances and weighted average rates for various types of deposits for 2016, 2015 and 2014.

	2016		2015		2014
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$624,731	--	$537,287	--	$350,310	--
Demand, interest-bearing & NOW	530,169	0.33%	450,359	0.36%	339,707	0.43%
Money market accounts	802,839	0.54%	609,797	0.45%	584,586	0.41%
Savings	211,830	0.29%	219,507	0.28%	196,855	0.16%
Time	923,114	1.29%	752,380	1.17%	424,603	1.13%

Total Deposits	$3,092,683	0.60%	$2,569,330	0.54%	$1,896,061	0.47%

The following table sets forth the distribution of total deposit accounts, by account types for each of the periods indicated.

	December 31, 2016		December 31, 2015
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$694,977	20.78%	$650,775	23.32%
Demand, interest-bearing & NOW	563,740	16.86%	490,380	17.57%
Money market accounts	911,867	27.27%	658,695	23.60%
Savings	205,551	6.15%	216,399	7.75%
Time	968,136	28.94%	774,717	27.76%

Total Deposits	$3,344,271	100.00%	$2,790,966	100.00%

The following table summarizes the maturity distribution of time deposits in denomination of $100,000 or more:

(dollars in thousands)	December 31, 2016	December 31, 2015

3 months or less	$107,350	$60,950
Over 3 to 6 months	72,972	55,690
Over 6 to 12 months	158,890	118,576
Over 12 months	228,201	164,278

Total	$567,413	$399,494

Borrowings

Borrowings consist of long and short term advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2016, the Company had $476.3 million in notes outstanding at a weighted average interest rate of 1.69%. As of December 31, 2015, the Company had $671.6 million in notes outstanding at a weighted average interest rate of 1.37%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2016 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
December 31, 2016	(dollars in thousands)
Contractual obligations:
Operating lease obligations	$16,099	$2,149	$4,134	$3,416	$6,400
Other long-term liabilities/long-term debt:
Time Deposits	968,136	534,946	406,590	26,600	-
Federal Home Loan Bank advances and repurchase agreements	476,280	246,280	165,000	65,000	-
Capital lease	2,763	292	615	642	1,214
Subordinated debentures	54,534	-	-	-	54,534
Total other long-term liabilities/long-term debt	1,501,713	781,518	572,205	92,242	55,748
Other commercial commitments – off balance sheet:
Commitments under commercial loans and lines of credit	267,865	221,148	29,177	10,914	6,626
Home equity and other revolving lines of credit	52,788	26,428	5,157	14,477	6,726
Outstanding commercial mortgage loan commitments	263,395	254,755	8,640	-	-
Standby letters of credit	18,331	18,051	280	-	-
Overdraft protection lines	733	384	12	-	337
Total off balance sheet arrangements and contractual obligations	603,112	520,766	43,266	25,391	13,689
Total contractual obligations and other commitments	$2,120,924	$1,304,433	$619,605	$121,049	$75,837

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

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2016 amounted to $390.2 million or 9.3% of average total assets. At December 31, 2015, the Company’s Tier 1 leverage capital amounted to $339.5 million or 9.1% of average total assets. The increase in Tier 1 capital reflects the Company’s retained earnings during 2016 as well as its issuance of 1,659,794 shares of common stock at a price of $24.25 per share for net proceeds of $38.4 million. Tier 1 capital excludes the effect of FASB ASC 320-10-05, which amounted to $0.9 million of net unrealized gains, after tax, on securities available-for-sale at December 31, 2016 (and would be reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets, which amounted to $149.0 million as of December 31, 2016. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2016, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 9.7%, 9.9% and 11.8%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 16 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate at December 31, 2016 was 3.74%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used in the first quarter of 2016 to redeem $11.3 million in the Company’s outstanding. Senior Noncumulative Perpetual Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund Program, and for general corporate purposes, which included the Parent Corporation contributing $35 million of the net proceeds to the Bank in the form of common equity. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited The Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConnectOne Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

New York, New York

March 10, 2017

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2016	2015
(in thousands, except for share and per share data)
ASSETS
Cash and due from banks	$37,150	$31,291
Interest-bearing deposits with banks	163,249	169,604
Cash and due from banks	200,399	200,895

Investment securities:
Securities available-for-sale	353,290	195,770
Securities held-to-maturity (fair value of $ - and $231,445)	-	224,056

Loans held-for-sale	78,005	-

Loans receivable	3,475,832	3,099,007
Less: Allowance for loan and lease losses	25,744	26,572
Net loans receivable	3,450,088	3,072,435

Investment in restricted stock, at cost	24,310	32,612
Bank premises and equipment, net	22,075	22,333
Accrued interest receivable	12,965	12,545
Bank owned life insurance	98,359	78,801
Other real estate owned	626	2,549
Goodwill	145,909	145,909
Core deposit intangibles	3,088	3,908
Other assets	37,234	24,096
Total assets	$4,426,348	$4,015,909
LIABILITIES
Deposits:
Noninterest-bearing	$694,977	$650,775
Interest-bearing	2,649,294	2,140,191
Total deposits	3,344,271	2,790,966
Borrowings	476,280	671,587
Subordinated debentures	54,534	54,343
Accounts payable and accrued liabilities	20,231	21,669
Total liabilities	3,895,316	3,538,565

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at December 31, 2015; total liquidation value of $11,250 at December 31, 2015	-	11,250
Common stock, no par value:
Authorized 50,000,000 shares; issued 34,018,731 shares at December 31, 2016 and 32,149,585 shares at December 31, 2015; outstanding 31,948,307 shares at December 31, 2016 and 30,082,065 at December 31, 2015	412,726	374,287
Additional paid-in capital	11,407	8,527
Retained earnings	126,462	104,606
Treasury stock, at cost (2,063,922 shares at December 31, 2016 and December 31, 2015)	(16,717)	(16,717)
Accumulated other comprehensive loss	(2,846)	(4,609)
Total stockholders’ equity	531,032	477,344
Total liabilities and stockholders’ equity	$4,426,348	$4,015,909

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
(in thousands, except for share and per share data)

Interest income:
Interest and fees on loans	$147,982	$125,493	$77,669
Interest and dividends on investment securities:
Taxable	7,266	10,665	12,024
Nontaxable	3,827	3,550	3,740
Dividends	1,410	1,081	636
Interest on federal funds sold and other short-term investment	756	178	138
Total interest income	161,241	140,967	94,207
Interest expense:
Deposits	18,667	13,756	8,260
Borrowings	12,429	10,058	6,548
Total interest expense	31,096	23,814	14,808
Net interest income	130,145	117,153	79,399
Provision for loan and lease losses	38,700	12,605	4,683
Net interest income after provision for loan and lease losses	91,445	104,548	74,716
Noninterest income:
Annuity and insurance commissions	191	242	382
Income on bank owned life insurance	2,559	1,782	1,303
Net gains on sale of loans held-for-sale	232	327	182
Deposit, loan and other income	2,704	2,667	2,813
Insurance recovery	-	2,224	-
Net gains on sale of investment securities	4,234	3,931	2,818
Total noninterest income	9,920	11,173	7,498
Noninterest expense:
Salaries and employee benefits	31,030	27,685	18,829
Occupancy and equipment	8,571	7,587	5,312
FDIC Insurance	2,940	2,110	1,618
Professional and consulting	2,979	2,951	1,661
Marketing and advertising	1,040	847	498
Data processing	4,141	3,703	2,575
Merger-related expenses	-	-	12,388
Loss on extinguishment of debt	-	2,397	4,550
Amortization of core deposit intangible	820	917	506
Charge due to wire fraud	-	-	2,374
Other expenses	6,986	6,287	4,493
Total noninterest expenses	58,507	54,484	54,804
Income before income tax expense	42,858	61,237	27,410
Income tax expense	11,776	19,926	8,845
Net income	31,082	41,311	18,565
Less: Preferred stock dividends	22	112	112
Net income available to common stockholders	$31,060	$41,199	$18,453
Earnings per common share:
Basic	$1.02	$1.37	$0.80
Diluted	1.01	1.36	0.79

Dividends per common share	$0.300	$0.300	$0.300

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
(in thousands)
Net income	$31,082	$41,311	$18,565
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(5,624)	(2,991)	6,966
Tax effect	2,142	1,196	(2,635)
Net of tax	(3,482)	(1,795)	4,331
Unrealized gains on securities transferred from held-to-maturity to available-for-sale the period	10,069	-	-
Tax effect	(3,815)	-	-
Net of tax	6,254	-	-
Reclassification adjustment for realized gains included in net income	(4,234)	(3,931)	(2,818)
Tax effect	1,682	1,564	986
Net of tax	(2,552)	(2,367)	(1,832)
Amortization of unrealized net losses on held-to-maturity securities transferred from available-for-sale securities	1,986	220	215
Tax effect	(813)	(90)	(91)
Net of tax	1,173	130	124
Unrealized gains (losses) on cash flow hedges	219	(179)	48
Tax effect	(90)	73	(20)
Net of tax	129	(106)	28
Unrealized pension plan gains and (losses):
Unrealized pension plan gains (losses) before reclassifications	(2)	485	(2,119)
Tax effect	1	(198)	866
Net of tax	(1)	287	(1,253)
Reclassification adjustment for realized losses included in net income	407	433	223
Tax effect	(165)	(177)	(91)
Net of tax	242	256	132
Total other comprehensive income (loss)	1,763	(3,595)	1,530
Total comprehensive income	$32,845	$37,716	$20,095

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands, except for share and per share data)
Balance as of December 31, 2013	$11,250	$110,056	$4,986	$61,914	$(17,078)	$(2,544)	$168,584
Net income	-	-	-	18,565	-	-	18,565
Other comprehensive income, net of taxes	-	-	-	-	-	1,530	1,530
Dividends on series B preferred stock	-	-	-	(112)	-	-	(112)
Cash dividends declared on common stock ($0.300 per share)	-	-	-	(7,962)	-	-	(7,962)
Issuance cost of common stock	-	-	-	(7)	-	-	(7)
Exercise of 100,911 stock options (including tax benefits of $282)	-	-	806	-	361	-	1,167
Stock-based compensation expense	-	-	223	-	-	-	223
Stock issued in acquisition of legacy ConnectOne Bancorp, Inc. (13,221,152 shares)	-	264,231	-	-	-	-	264,231
Balance as of December 31, 2014	$11,250	$374,287	$6,015	$72,398	$(16,717)	$(1,014)	$446,219
Net income	-	-	-	41,311	-	-	41,311
Other comprehensive loss, net of taxes	-	-	-		-	(3,595)	(3,595)
Dividends on series B preferred stock	-	-	-	(112)	-	-	(112)
Cash dividends declared on common stock ($0.300 per share)	-	-	-	(8,991)	-	-	(8,991)
Exercise of 340,492 stock options	-	-	1,765	-	-	-	1,765
Restricted stock, net of forfeitures (69,258 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	747	-	-	-	747
Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	31,082	-	-	31,082
Other comprehensive income, net of taxes	-	-	-	-	-	1,763	1,763
Dividends on series B preferred stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on common stock ($0.300 per share)	-	-	-	(9,204)	-	-	(9,204)
Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (136,429 shares)	-	-	767	-	-	-	767
Secondary offering of common stock, net of costs of $1,811 (1,659,794 shares)	-	38,439	-	-	-	-	38,439
Restricted stock, net of forfeitures (70,019 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	2,113	-	-	-	2,113
Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$31,082	$41,311	$18,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,704	2,309	1,539
Provision for loan and lease losses	38,700	12,605	4,683
Amortization of intangibles	820	917	506
Net accretion of loans	(4,280)	(5,052)	(4,328)
Accretion on bank premises	(132)	(108)	(51)
Accretion on deposits	(172)	(470)	(701)
Accretion on borrowings	(307)	(441)	(296)
Net deferred income tax expense (benefit)	1,969	(3,493)	184
Stock-based compensation	2,113	747	223
Gains on sales of investment securities, net	(4,234)	(3,931)	(2,818)
Gains on sale of loans held-for-sale, net	(232)	(327)	(182)
Loans originated for resale	(10,004)	(20,834)	(10,994)
Proceeds from sale of loans held-for-sale	10,048	21,161	11,366
Net gains on disposition of premises and equipment	(57)	-	-
Net (gain) loss on sale of other real estate owned	(182)	164	23
Increase in cash surrender value of bank owned life insurance	(2,559)	(1,782)	(1,303)
Loss on extinguishment of debt	-	2,397	4,550
Amortization of premiums and accretion of discounts on investments securities, net	1,692	1,793	2,074
Increase in accrued interest receivable	(420)	(845)	(428)
(Increase) decrease in other assets	(14,815)	1,190	2,200
(Decrease) increase in other liabilities	(2,022)	(1,080)	377
Net cash provided by operating activities	49,712	46,231	25,189
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(165,527)	(37,403)	(37,886)
Sales	85,253	65,231	80,449
Maturities, calls and principal repayments	137,587	62,007	33,496
Investment securities held-to-maturity:
Purchases	(1,000)	(17,531)	(20,860)
Maturities and principal repayments	14,757	17,520	10,766
Net redemptions (purchases) of restricted investment in bank stocks	8,302	(9,077)	(903)
Net increase in loans	(490,777)	(557,881)	(274,942)
Purchases of premises and equipment	(2,702)	(3,881)	(1,986)
Purchases of bank owned life insurance	(16,999)	(24,501)	-
Proceeds from sale of premises and equipment	445	-	-
Proceeds from sale of other real estate owned	2,992	769	1,544
Cash acquired in acquisition	-	-	70,318
Net cash used in investing activities	(427,669)	(504,747)	(140,004)
Cash flows from financing activities
Net increase in deposits	553,477	315,829	82,961
Increase in subordinated debt	-	50,000	-
Advances of FHLB borrowings	375,000	848,875	161,183
Repayments of FHLB borrowings	(570,000)	(656,400)	(79,254)
Repayment of repurchase agreement	-	(18,397)	-
Cash dividends paid on common stock	(9,067)	(8,996)	(6,940)
Cash dividends paid on preferred stock	(22)	(112)	(140)
Redemption of preferred stock	(11,250)	-	-
Secondary offering and issuance of common stock	38,439	-	-
Tax benefit of options exercised	117	341	282
Proceeds from exercise of stock options	767	1,424	878
Net cash provided by financing activities	377,461	532,564	158,970

Net change in cash and cash equivalents	(496)	74,048	44,155
Cash and cash equivalents at beginning of period	200,895	126,847	82,692
Cash and cash equivalents at end of period	$200,399	$200,895	$126,847

(continued)

Cash payments for:
Interest paid	$30,862	$23,357	$14,785
Income taxes paid	22,945	17,880	4,993

Supplemental noncash disclosures:

Investing:

Transfer of loans to other real estate owned	$887	$2,374	$352
Transfer of loans to loans held-for-sale	77,817	-	-
Transfer from investment securities held-to-maturity to investment securities available-for-sale	209,855	-	-

Financing:

Business Combinations:
Noncash assets acquired:
Investment securities	$-	$-	$28,452
Restricted investments	-	-	13,646
Loans held-for-sale	-	-	190
Loans	-	-	1,299,284
Accrued interest receivable	-	-	4,470
Premises and equipment, net	-	-	6,475
Goodwill	-	-	129,105
Core deposit intangible	-	-	5,308
Bank owned life insurance	-	-	15,481
Other real estate owned	-	-	2,455
Other assets	-	-	14,286
Total noncash assets acquired	$-	$-	$1,519,152

Noncash liabilities assumed:
Deposits	$-	$-	$1,051,342
Borrowings	-	-	263,370
Other liabilities	-	-	10,527
Total noncash liabilities assumed	$-	$-	$1,325,239
Net noncash assets acquired	$-	$-	$193,913
Bargain gain on acquisition	$-	$-	$-
Net cash and cash equivalents acquired	$-	$-	$70,318

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Company, Inc. (a New Jersey investment company), Twin Bridge Investments, LLC (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey real estate company), Volosin Holdings, LLC, (a New Jersey real estate company), and NJCB Spec-1, LLC (a New Jersey real estate company).

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey, through its twenty other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

Basis of Financial Statement Presentation

The consolidated financial statements of the Parent Corporation are prepared on an accrual basis and include the accounts of the Parent Corporation and the Company. All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with maturities of less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities

The Company accounts for its investment securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-05. Investments are classified into the following categories: (1) held-to-maturity securities, for which the Company has both the positive intent and ability to hold until maturity, which are reported at amortized cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near term and are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which do not meet the criteria of the other two categories and which management believes may be sold prior to maturity due to changes in interest rates, prepayment, risk, liquidity or other factors, and are reported at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity and excluded from earnings.

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changed the presentation and amount of the other-than-temporary impairment recognized in the Consolidated Statement of Income. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized through other comprehensive income.

Loans Held-for-Sale

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value.  A portion of these loans, taxi medallions loans, have no material observable trading in any market. Fair value is established with considerations for a range of market participant indications, for all or parts of these loans and discounted cash flow analyses, which have significant unobservable inputs. See Note 22 for further discussion.

Another portion of these loans are based upon contractual offers to purchase which were obtained by management.

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

Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income unless the loans is both well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated for impairment.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

The policy of the Company is to generally grant commercial, residential and consumer loans to residents and businesses within its New Jersey and New York market area. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Company’s loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and are classified as impaired. Loans considered to be TDRs can be categorized as nonaccrual or performing. The impairment of a loan can be measured at (1) the fair value of the collateral less costs to sell, if the loan is collateral dependent, (2) at the value of expected future cash flows using the loan’s effective interest rate, or (3) at the loan’s observable market price. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell. Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.

Loans $250,000 and over, as well as all TDRs, are individually evaluated for impairment. If a loan that is identified as impaired and the individual test results in an impairment, a portion of the allowance is allocated so that the loan is reported, net, at the fair value of collateral less costs to sell if repayment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate if the loan is dependent on cash flow. Loans with balances less than $250,000 (with the exception of TDRs) are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

Purchased Credit-Impaired Loans

The Company acquires groups of loans in conjunction with mergers, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired loans are recorded at their estimated fair value, such that there is no carryover of the seller’s allowance for loan and lease losses.  After acquisition, losses are recognized by an increase in the allowance for loan and lease losses.

Such purchased credit-impaired loans (“PCI”) are valued on an individual basis.  The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield).  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held-for-sale, is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses.

Employee Benefit Plans

The Company has a noncontributory pension plan that covered all eligible employees up until September 30, 2007, at which time the Company froze its defined benefit pension plan. As such, all future benefit accruals in this pension plan were discontinued and all retirement benefits that employees would have earned as of September 30, 2007 were preserved. The Company’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in salaries and employee benefits expense.

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

The Company maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Company. Employee 401(k) and profit sharing plan expense is the amount of matching contributions.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

Earnings per Share

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”).  The restricted stock awards and certain restricted stock units granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities.  The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net income available to common stockholders	$31,060	$41,199	$18,565
Dividends paid on earnings allocated to participating securities	(147)	(157)	(50)
Income attributable to common stock	$30,913	$41,042	$18,515
Weighted average common shares outstanding, including participating securities	30,453	29,989	23,050
Weighted average participating securities	(54)	(51)	(20)
Weighted average common shares outstanding	30,399	29,938	23,030
Incremental shares from assumed conversions of options, performance units and restricted shares	291	346	449
Weighted average common and equivalent shares outstanding	30,690	30,284	23,479
Earnings per common share:
Basic	$1.02	$1.37	$0.80
Diluted	1.01	1.36	0.79

There were no antidilutive share equivalents as of December 31, 2016, 2015 and 2014.

Treasury Stock

Subject to limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2016, 2015 and 2014, the Parent Corporation did not purchase any of its shares.

Goodwill

The Company adopted the provisions of FASB ASC 350-20-35-4 (“ASC 350”), which requires that goodwill be tested for impairment annually, or more frequently if indicators arise for impairment. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary for the years ended December 31, 2016, 2015 and 2014.

In accordance with ASC 350, an impairment analysis is a two-step test. The first step is to identify potential impairment by comparing the value fair of a reporting unit with its carrying amount, including goodwill and the second step, if necessary, is to quantify the amount of impairment. Also considered as part of the analysis were:

•	Market value and control value compared to Company’s common equity.
•	Company’s market price as compared to previous period.
•	Overall financial performance.

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

Bank Owned Life Insurance

The Company invests in Bank Owned Life Insurance (“BOLI”) to help offset the cost of employee benefits. The change in the cash surrender value of the BOLI is recorded as a component of noninterest income.

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2015 and 2014 to conform to the classifications presented in 2016. Such reclassifications had no impact on net income or stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - New Authoritative Accounting Guidance

ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 aims to simplify the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets and still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

ASU No. 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied prospectively on or after the effective date. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The ASU does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” provides guidance on the following eight specific cash flow issues: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interests in securitization transactions; (8) Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   New Authoritative Accounting Guidance – (continued)

ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” and to address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition of ASU 2016-12 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. Although management continues to evaluate the potential impact of this ASU on our consolidated financial statements at this time, we believe this standard will not have a significant impact on our consolidated financial statements.

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. Although management continues to evaluate the potential impact of this ASU on our consolidated financial statements at this time, we believe this standard will not have a significant impact on our consolidated financial statements.

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

ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current accounting principles GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for the Company for reporting periods beginning January 1, 2019, with an early adoption permitted. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and we are currently evaluating the potential impact of ASU No. 2016-01 on our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   New Authoritative Accounting Guidance – (continued)

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. We are currently evaluating the potential impact of this ASU on its consolidated financial statements.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business Combinations – (continued)

Consideration paid through Company common stock issued to Legacy ConnectOne shareholders and fair value of stock options acceleration was:	$ 264,231

	Legacy ConnectOne carrying value	Fair value adjustments		As recorded at acquisition

Cash and cash equivalents	$70,318	$-		$70,318
Investment securities	28,436	16	(a)	28,452
Restricted investments	13,646	-		13,646
Loans held-for-sale	190	-		190
Loans	1,304,600	(5,316)	(b)	1,299,284
Bank owned life insurance	15,481	-		15,481

Premises and equipment, net	7,380	(905)	(c)	6,475
Accrued interest receivable	4,470	-		4,470
Core deposit intangible	-	5,308	(d)	5,308
Other real estate owned	2,455	-		2,455
Other assets	10,636	3,650	(e)	14,286
Deposits	(1,049,666)	(1,676)	(f)	(1,051,342)
Borrowings	(262,046)	(1,324)	(g)	(263,370)
Other liabilities	(10,527)	-		(10,527)

Total identifiable net assets	$135,373	$(247)		$135,126
Goodwill recorded in the Merger				$129,105

The following provides an explanation of certain fair value adjustments presented in the above table:

a)	Represents the fair value adjustment on investment securities held-to-maturity.
b)	Represents the elimination of Legacy ConnectOne’s allowance for loan and lease losses, deferred fees, deferred costs and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark.
c)	Represent an adjustment to reflect the fair value of above-market rent on leased premises. The above-market rent adjustment will be amortized on a straight-line basis over the remaining term of the respective leases.
d)	Represents intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.
e)	Consist primarily of adjustments in net deferred tax assets resulting from the fair value adjustments related to acquired assets, liabilities assumed and identifiable intangibles recorded.
f)	Represents fair value adjustment on time deposits as the weighted average interest rates of time deposits assumed exceeded the costs of similar funding available in the market at the time of the Merger, as well as the elimination of fees paid on brokered time deposits.
g)	Represents the fair value adjustment on FHLB borrowings as the weighted average interest rate of FHLB borrowings assumed exceeded the cost of similar funding available in the market at the time of the Merger.

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

The fair value of retail demand and interest-bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities. The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.

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

The unaudited pro forma information set forth below reflects the adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion discounts. In the table below, merger-related expenses of $12.4 million were excluded from pro forma noninterest expenses for the year ended December 31, 2014. Income taxes were also adjusted to exclude income tax benefits of $5.6 million related to the merger expenses for the year ended December 31, 2014.

2014

Net interest income	$107,988
Noninterest income	8,244
Noninterest expense	(54,749)
Net income	45,981

Pro forma earnings per share from continuing operations:
Basic	$1.55
Diluted	1.53

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities

The Company’s investment securities are classified as available-for-sale at December 31, 2016 and as available-for-sale and held-to-maturity at December 31, 2015. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2016 and December 31, 2015. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 22 of the Notes to Consolidated Financial Statements for a further discussion.

Transfers of debt securities between the held-to-maturity category to the available-for-sale category are made at fair value at the date of transfer.  For transfers from the available-for-sale category to the held-to maturity category the unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security. Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining terms of the securities. For transfers from the held-to-maturity category to the available-for-sale category unrealized holding gain or loss at the date of the transfer shall be recognized in accumulated other comprehensive income, net of applicable taxes.

During the year ended December 31, 2016, the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of available-for-sale securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. This transfer will enhance liquidity and increase flexibility with regard to asset-liability management and balance sheet composition. As a result of the transfer, the Company believes it has tainted its held-to-maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held-to-maturity within the near future.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following tables present information related to the Company’s portfolio of securities available-for-sale and held-to-maturity at December 31, 2016 and 2015.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2016
Investment securities available-for-sale
Federal agency obligations	$52,826	$282	$(271)	$52,837
Residential mortgage pass-through securities	72,922	519	(944)	72,497
Commercial mortgage pass-through securities	4,186	23	-	4,209
Obligations of U.S. states and political subdivisions	148,747	2,789	(931)	150,605
Trust preferred securities	5,575	242	(151)	5,666
Corporate bonds and notes	36,717	586	(375)	36,928
Asset-backed securities	14,867	2	(286)	14,583
Certificates of deposit	973	10	-	983
Equity securities	376	192	-	568
Other securities	14,739	-	(325)	14,414
Total securities available-for-sale	$351,928	$4,645	$(3,283)	$353,290

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(dollars in thousands)
Investment securities available-for-sale
Federal agency obligations	$29,062	$142	$(58)	$29,146
Residential mortgage pass-through securities	44,155	803	(48)	44,910
Commercial mortgage pass-through securities	2,981	-	(9)	2,972
Obligations of U.S. states and political subdivisions	8,188	169	-	8,357
Trust preferred securities	16,088	398	(231)	16,255
Corporate bonds and notes	53,566	702	(292)	53,976
Asset-backed securities	20,005	18	(298)	19,725
Certificates of deposit	1,895	18	(8)	1,905
Equity securities	376	21	(23)	374
Other securities	18,303	-	(153)	18,150
Total securities available-for-sale	$194,619	$2,271	$(1,120)	$195,770

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity
U.S. Treasury and agency securities	$28,471	$755	$-	$29,226
Federal agency obligations	33,616	280	(119)	33,777
Residential mortgage-backed securities	3,805	11	(6)	3,810
Commercial mortgage-backed securities	4,110	27	(2)	4,135
Obligations of U.S. states and political subdivisions	118,015	5,001	(3)	123,013
Corporate bonds and notes	36,039	719	(161)	36,597
Total securities held-to-maturity	$224,056	$6,793	$(291)	$230,558

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following table presents information for investments in securities available-for-sale at December 31, 2016, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2016
	Amortized Cost	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$5,003	$5,054
Due after one year through five years	32,045	32,406
Due after five years through ten years	50,718	51,473
Due after ten years	171,939	172,669
Residential mortgage pass-through securities	72,922	72,497
Commercial mortgage pass-through securities	4,186	4,209
Equity securities	376	568
Other securities	14,739	14,414
Total securities available-for-sale	$351,928	$353,290

Gross gains and losses from the sales, calls, and maturities of investment securities for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Proceeds	$85,253	$65,231	$81,844

Gross gains on sales of investment securities	$4,234	$3,931	$2,837
Gross losses on sales of investment securities	-	-	19
Net gains on sales of investment securities	4,234	3,931	2,818
Less: tax provision on net gains	(1,682)	(1,564)	(986)
Net gains on sales of investment securities, after tax	$2,552	$2,367	$1,832

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 84 and 74 investment securities as of December 31, 2016 and December 31, 2015, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because management believes these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2016.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015. There were no investments held-to-maturity as of December 31, 2016.

	December 31, 2016
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$22,672	$(271)	$21,416	$(262)	$1,256	$(9)
Residential mortgage pass-through securities	50,136	(944)	49,817	(937)	319	(7)
Obligations of U.S. states and political subdivisions	52,307	(931)	52,307	(931)	-	-
Trust preferred securities	1,427	(151)	-	-	1,427	(151)
Corporate bonds and notes	15,930	(375)	7,671	(265)	8,259	(110)
Asset-backed securities	13,404	(286)	3,743	(88)	9,661	(198)
Other securities	11,467	(325)	-	-	11,467	(325)
Total Temporarily Impaired Securities	$167,343	$(3,283)	$134,954	$(2,483)	$32,389	$(800)

	December 31, 2015
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$6,755	$(50)	$2,770	$(9)	$3,985	$(41)
Residential mortgage pass-through securities	5,694	(11)	5,694	(11)	—	—
Trust preferred securities	1,307	(269)	—	—	1,307	(269)
Corporate bonds and notes	1,961	(11)	1,961	(11)	—	—
Asset-backed securities	9,773	(31)	9,773	(31)	—	—
Certificates of deposit	369	(2)	369	(2)	—	—
Equity securities	307	(69)	—	—	307	(69)
Other securities	5,417	(82)	1,978	(21)	3,439	(61)
Total	$31,583	$(525)	$22,545	$(85)	$9,038	$(440)
Investment Securities Held-to-Maturity:
Federal agency obligation	3,228	(28)	3,228	(28)	—	—
Obligations of U.S. states and political subdivisions	8,341	(60)	1,401	(3)	6,940	(57)
Corporate bonds and notes	993	(7)	993	(7)	—	—
Total	12,562	(95)	5,622	(38)	6,940	(57)
Total Temporarily Impaired Securities	$44,145	$(620)	$28,167	$(123)	$15,978	$(497)

Investment securities having a carrying value of approximately $121.9 million and $142.5 million at December 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses

Loans held-for-sale

The following table presents loans held-for-sale by loan segment:

	2016	2015
	(in thousands)
Commercial	$70,105	$-
Commercial real estate	7,712
Residential mortgage loans	188	-
Total carrying amount	$78,005	$-

As of December 31, 2016, the commercial loans held-for-sale segment included the Company’s entire taxi medallion portfolio, with a carrying value of $65.6 million.  As of December 31, 2016 the majority of the taxi medallion portfolio ($63.0 million, or 96%) was designated as nonaccrual.

Loans Receivable

The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, at December 31, 2016 and 2015, respectively:

	2016	2015
	(in thousands)
Commercial	$553,576	$570,116
Commercial real estate	2,204,710	1,966,696
Commercial construction	486,228	328,838
Residential real estate	232,547	233,690
Consumer	2,380	2,454
Gross loans	3,479,441	3,101,794
Net deferred (fees)	(3,609)	(2,787)
Total loans receivable	$3,475,832	$3,099,007

The loan segments in the above table have unique risk characteristics with respect to credit quality:

•	The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.
•	Payment on commercial mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.
•	Properties underlying construction, land and land development loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.
•	The ability of borrowers to service debt in the residential and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses  – (continued)

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2016 and December 31, 2015.

	2016	2015
	(in thousands)
Commercial	$7,098	$7,078
Commercial real estate	982	1,775
Commercial construction	-	-
Residential real estate	-	328
Consumer	-	-
Total carrying amount	$8,080	$9,181

For those purchased loans disclosed above, the Company did not increase the allowance for loan and lease losses for the year ended December 31, 2016. No allowances for loan and lease losses were reversed during 2016.

The accretable yield, or income expected to be collected, on the purchased credit-impaired loans above is as follows at December 31, 2016 and December 31, 2015.

	2016	2015
	(in thousands)
Balance at beginning of period	$3,599	$4,805
New loans purchased	-	-
Accretion of income	(739)	(1,206)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at end of period	$2,860	$3,599

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses  – (continued)

Loans Receivable on Nonaccrual Status

The following table presents nonaccrual loans included in loans receivable by loan segment as of the periods presented.

	2016	2015
	(in thousands)
Commercial	$1,460	$6,586
Commercial real estate	1,081	9,112
Commercial construction	-	1,479
Residential real estate	3,193	3,559
Total loans receivable on nonaccrual status	$5,734	$20,736

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated for impairment.

At December 31, 2016 and 2015, loan balances of approximately $1.7 billion and $1.6 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third party loan review firm to periodically validate the credit quality of its loans receivable on a simple basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan segment at December 31, 2016 and 2015:

Credit Quality Indicators

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$539,961	$3,255	$10,360	$-	$553,576
Commercial real estate	2,154,343	31,173	19,194	-	2,204,710
Commercial construction	480,319	3,388	2,521	-	486,228
Residential real estate	228,990	-	3,557	-	232,547
Consumer	2,318	-	62	-	2,380
Total loans	$3,405,931	$37,816	$35,694	$-	$3,479,441

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$462,358	$11,760	$95,998	$-	$570,116
Commercial real estate	1,919,041	18,990	28,426	239	1,966,696
Commercial construction	326,697	662	1,479	-	328,838
Residential real estate	229,426	-	4,264	-	233,690
Consumer	2,368	-	86	-	2,454
Total loans	$2,939,890	$31,412	$130,253	$239	$3,101,794

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses  – (continued)

The following table provides an analysis of the impaired loans by segment at December 31, 2016, 2015 and 2014:

	December 31, 2016
	(dollars in thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$3,637	$4,063	$	$4,052	$64
Commercial real estate	18,288	18,288		18,532	250
Commercial construction	5,909	5,909		5,308	79
Residential real estate	1,851	2,055		1,908	19
Consumer	62	62		72	4
Total	$29,747	$30,377	$	$29,872	$416

With An Allowance Recorded
Commercial real estate	$1,244	$1,244	$145	$1,274	$-

Total
Commercial	$3,637	$4,063	$-	$4,052	$64
Commercial real estate	19,532	19,532	145	19,806	250
Commercial construction	5,909	5,909	-	5,308	79
Residential real estate	1,851	2,055	-	1,908	19
Consumer	62	62	-	72	4
Total (including related allowance)	$30,991	$31,621	$145	$31,146	$416

	December 31, 2015
	(dollars in thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$610	$645		$686	$-
Commercial real estate	15,517	16,512		6,363	60
Commercial construction	2,149	2,141		1,535	-
Residential real estate	3,954	4,329		3,322	10
Consumer	87	86		96	5
Total	$22,317	$23,713		$12,002	$75

With An Allowance Recorded
Commercial	$84,787	$84,449	$6,725	$55,445	$1,895
Total
Commercial	$85,397	$85,094	$6,725	$56,131	$1,895
Commercial real estate	15,517	16,512	-	6,363	60
Commercial construction	2,149	2,141	-	1,535
Residential real estate	3,954	4,329	-	3,322	10
Consumer	87	86	-	96	5
Total	$107,104	$108,162	$6,725	$67,447	$1,970

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses  – (continued)

	December 31, 2014
	(dollars in thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$481	$527		$494	$-
Commercial real estate	5,890	6,857		6,276	129
Residential real estate	3,072	3,406		3,170	41
Consumer	109	101		107	-
Total	$9,552	$10,891		$10,047	$170

With An Allowance Recorded
Commercial	$387	$389	$111	$389	$-
Commercial real estate	3,520	3,520	150	3,584	171
Total	$3,907	$3,909	$261	$3,973	$171
Total
Commercial	$868	$917	$111	$883	$-
Commercial real estate	9,410	10,107	150	9,860	300
Residential real estate	3,072	3,406	-	3,170	41
Consumer	109	101	-	106	-
Total	$13,459	$14,531	$261	$14,019	$341

Included in the impaired loans table are $13.3 million, $85.9 million and $1.8 million of performing TDRs as of December 31, 2016, 2015 and 2014, respectively. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses  – (continued)

The following table provides an analysis of the aging of the loans by segment, excluding net deferred fees that are past due at December 31, 2016 and December 31, 2015 by class:

Aging Analysis:

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans Receivable

Commercial	$475	$18	$4,630	$1,460	$6,583	$546,993	$553,576
Commercial real estate	4,928	1,584	663	1,081	8,256	2,196,454	2,204,710
Commercial construction	-	-	-	-	-	486,228	486,228
Residential real estate	2,131	388	-	3,193	5,712	226,835	232,547
Consumer	-	-	-	-	-	2,380	2,380
Total	$7,534	$1,990	$5,293	$5,734	$20,551	$3,458,890	3,479,441

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans Receivable

Commercial	$6,178	$3,505	$-	$6,586	$16,269	$553,847	$570,116
Commercial real estate	1,998	988	-	9,112	12,098	1,954,598	1,966,696
Commercial construction	-	-	-	1,479	1,479	327,359	328,838
Residential real estate	-	-	-	3,559	3,559	230,131	233,690
Consumer	4	9	-	-	13	2,441	2,454
Total	$8,180	$4,502	$-	$20,736	$33,418	$3,068,376	3,101,794

Included in the 90 days or greater and still accruing are PCI loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	December 31, 2016
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$-	$145	$-	$-	$-	$-	$145
Collectively evaluated for impairment	6,632	12,438	4,789	958	3	779	25,599
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Gross loans
Individually evaluated for impairment	$3,637	$19,532	$5,909	$1,851	$62		$30,991
Collectively evaluated for impairment	517,869	1,621,745	478,865	163,686	1,757		2,783,922
Acquired portfolio	24,972	562,451	1,454	67,010	561		656,448
Acquired with deteriorated credit quality	7,098	982	-	-	-		8,080
Total	$553,576	$2,204,710	$486,228	$232,547	$2,380		$3,479,441

	December 31, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$6,725	$-	$-	$-	$-	$-	$6,725
Collectively evaluated for impairment	4,224	10,926	3,253	976	4	464	19,847
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Gross loans
Individually evaluated for impairment	$85,397	$15,517	$2,149	$3,954	$87		$107,104
Collectively evaluated for impairment	395,424	1,269,140	315,785	136,633	1,649		2,118,631
Acquired portfolio	82,217	680,264	10,904	92,775	718		866,878
Acquired with deteriorated credit quality	7,078	1,775	-	328	-		9,181
Total	$570,116	$1,966,696	$328,838	$233,690	$2,454		$3,101,794

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses  – (continued)

The Company’s allowance for loan and lease losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan and lease losses is as follows:

	Year Ended December 31, 2016
	(dollars in thousands)
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
Balance at January 1, 2016	$10,949	$10,926	$3,253	$976	$4	$464	$26,572
Loan charge-offs	(39,343)	(107)	-	(94)	(29)	-	(39,573)
Recoveries	4	35	-	3	3	-	45
Provision for loan and lease losses	35,022	1,729	1,536	73	25	315	38,700
Balance at December 31, 2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

	Year Ended December 31, 2015
	(dollars in thousands)
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
Balance at January 1, 2015	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160
Loans charge-offs	(101)	(406)	-	-	(31)	-	(538)
Recoveries	13	327	-	2	3	-	345
Provision for loan and lease losses	7,954	3,206	2,014	(139)	25	(455)	12,605
Balance at December 31, 2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

	Year Ended December 31, 2014
	(dollars in thousands)
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
Balance at January 1, 2014	$1,698	$5,746	$362	$990	$146	$1,391	$10,333
Loans charge-off	(379)	(398)	-	(159)	-	-	(936)
Recoveries	50	-	-	19	11	-	80
Provision for loan and lease losses	1,714	2,451	877	263	(150)	(472)	4,683
Balance at December 31, 2014	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

For the year ended, the loan charge-offs within the commercial loan segment were primarily made up of $36.7 million in charge-offs related to the taxi medallion portfolio and a $1.1 million charge related to a lease financing receivable of the former Union Center operations building.

The $36.7 million charge on the taxi medallion portfolio occurred in conjunction with the transfer of the taxi medallion loans to loans held-for-sale. The amount transferred to loans held-for-sale as of December 31, 2016 had a carrying value of $65.6 million following the charge-off.

Troubled Debt Restructurings

Loans are considered to have been modified in a troubled debt restructuring (“TDRs”) when due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a troubled debt restructuring remains on nonaccrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

At December 31, 2016, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan and Lease Losses  – (continued)

The following table presents loans by segment modified as troubled debt restructurings and the related changes to the allowance for loan and leases losses that occurred during the year ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
	Recorded		Recorded
	Investment	ALLL	Investment	ALLL
Troubled debt restructurings
Beginning balance	$86,629	$4,500	$2,788	$-
Additions	26,325	8,250	84,290	4,500
Payoffs/paydowns	(2,616)	-	(449)
Transfers	(96,520)	-		-
Other	-	(12,750)	-	-
Ending balance	$13,818	$-	$86,629	$4,500

Loans modified in troubled debt restructurings totaled $13.8 million at December 31, 2016, of which $0.5 million were on nonaccrual status, $13.3 million were performing under restructured terms. At December 31, 2015, loans modified in troubled debt restructurings totaled $86.6 million, of which $0.7 million were on nonaccrual status and $85.9 million were performing under restructured terms.

During the year, approximately $96.5 million of taxi medallion loans were transferred to the loans held-for-sale category and, concurrently, were made nonaccrual. Prior to the transfer, the taxi medallion loans modified in a troubled debt restructuring had a specific reserve of $12.5 million, which was charged-off as part of the transfer of the entire taxi medallion loan portfolio to loans held-for-sale.

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended December 31, 2016 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	19	$22,420	$22,420
Commercial real estate	3	2,155	2,155
Commercial construction	1	1,750	1,750
Residential real estate	-	-	-
Consumer	-	-	-

Total	23	$26,325	$26,325

Included in the above troubled debt restructurings were 15 loans secured by 27 New York City taxi medallions totaling $18.5 million as of the date of the respective modifications. These loan modifications included interest rate reductions and maturity extensions. All 15 loans were accruing prior to modification, while 14 remained in accrual status post-modification. As of December 31, 2016, the taxi medallion loans that were modified in a troubled debt restructuring in 2016 were transferred to the loans held-for-sale category (along with the 2015 taxi medallion modified troubled debt restructurings) and, concurrently, were put on nonaccrual.

There were no charge-offs in connection with a loan modification at the time of modification during the year ended December 31, 2016. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2016.

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

Note 6 - Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated
	Useful Life
	(Years)	2016	2015
	(dollars in Thousands)
Land	-	$2,403	$2,403
Buildings	20-40	16,027	16,490
Furniture, fixtures and equipment	3-7	29,039	27,235
Leasehold improvements	10-20	12,908	12,230
Subtotal		60,377	58,358
Less: accumulated depreciation and amortization		37,700	35,291
Subtotal		22,677	23,067
Less: fair value adjustment for acquired leases		(602)	(734)
Total premises and equipment, net		$22,075	$22,333

Depreciation and amortization expense of premises and equipment was $2.7 million, $2.3 million and $1.5 million for 2016, 2015 and 2014, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment – (continued)

Capital Leases: As a result of the Merger, the Company acquired a lease agreement for a building under a capital lease. The lease arrangement requires monthly payments through 2028.

The Company has included this lease in premises and equipment as follows (dollars in thousands):

	2016	2015

Capital Lease	$3,422	$3,422
Less: accumulated amortization	1,369	1,198
	$2,053	$2,224

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, 2016 (dollars in thousands):

2017	$292
2018	294
2019	321
2020	321
2021	321
Thereafter	2,376
Total minimum lease payments	3,925

Less amount representing interest	1,162
Present value of net minimum lease payments	$2,763

Operating Leases: Occupancy and equipment expense includes rentals for premises and equipment of $2.5 million in 2016, $2.1 million in 2015 and $1.6 million in 2014. At December 31, 2016, the Company was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases.

Future minimum lease payments under these leases are as follows (dollars in thousands):

2017	$2,149
2018	2,131
2019	2,003
2020	1,851
2021	1,565
Thereafter	6,400

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

Step zero impairment testing is an assessment of qualitative factors that affect the likelihood of impairment. Based upon management’s review, the Company’s intangible assets were not impaired and there has been no impairment through December 31, 2016. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Goodwill and Other Intangible Assets - continued

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	2016	2015
Beginning of year	$145,909	$145,909
Acquired goodwill	-	-
Impairment	-	-
End of year	$145,909	$145,909

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
As of December 31, 2016:

Core deposit intangibles	$6,011	$(2,923)	$3,088

As of December 31, 2015:

Core deposit intangibles	$6,011	$(2,103)	$3,908

Aggregate amortization expense was $820,000, $917,000 and $507,000 for 2016, 2015 and 2014, respectively. Estimated amortization expense for each of the next five years (in thousands):

2017	$724
2018	627
2019	531
2020	434
2021	338

Note 8 – Deposits

Time Deposits

As of December 31, 2016 and 2015, the Company's total time deposits were $968.1 million and $774.7 million, respectively. As of December 31, 2016, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2017	$518,913
2018	302,698
2019	119,925
2020	20,167
2021	6,433
Total	$968,136

The amount of time deposits with balances of $250,000 or more was $106.5 million and $142.8 million as of December 31, 2016 and 2015, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(in thousands)
Total FHLB borrowings	$461,280	1.55%	$656,587	1.26%

By remaining period to maturity:
One year or less	$231,280	1.02%	270,587	0.64%
One to two years	130,000	1.84%	156,000	1.13%
Two to three years	35,000	1.60%	130,000	1.84%
Three to four years	65,000	2.82%	35,000	1.60%
Four to five years	-		65,000	2.82%
Total borrowings	$461,280	1.55%	$656,587	1.26%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Three of the FHLB notes ($2.5 million and $7.5 million each due April 2, 2018, and $5.0 million due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate. The advances at December 2016 were primarily collateralized by approximately $1.3 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At December 31, 2016 the Company had remaining borrowing capacity of approximately at FHLB of $744 million.

Note 10 – Securities Sold under Agreements to Repurchase

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

Repurchase agreements are secured borrowings. The Company pledges investment securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows:

	2016	2015	2014
Average daily balance during the year	$15,000	$22,890	$31,000
Average interest rate during the year	5.95%	5.92%	5.90%
Maximum month-end balance during the year	$15,000	$31,000	$31,000
Weighted average interest rate during the year	5.95%	5.92%	5.90%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Securities Sold under Agreements to Repurchase - (continued)

The table below shows the remaining contractual maturity of agreement by fair value of collateral pledged:

	2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and agency securities	$-	$-	$-	$-	$-
Residential mortgage pass-through securities	-	-	-	16,826	16,826
Total Borrowings	$-	$-	$-	$16,826	$16,826

Amounts related to agreements not included in offsetting disclosure in Note 13.					$1,826

	2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and agency securities	$-	$-	$-	$6,313	$6,313
Residential mortgage pass-through securities	-	-	-	12,589	12,589
Total Borrowings	$-	$-	$-	$18,902	$18,902

Amounts related to agreements not included in offsetting disclosure in Note 13.					$3,902

The fair value of securities pledged to secure repurchase agreement may decline. The Company manages this risk by having a policy to pledge securities valued at 8% above the gross outstanding balance of repurchase agreement. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $16.8 million and $18.9 million at year-end 2016 and 2015.

Note 11 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at December 31, 2016 was 3.74%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at December 31, 2016 and December 31, 2015.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Subordinated Debentures - continued

In June 2015, the Parent Corporation issued $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2016, unamortized costs related to the debt issuance were $621,000.

Note 12 - Income Taxes

The current and deferred amounts of income tax expense for 2016, 2015 and 2014 are as follows (dollars in thousands):

	2016	2015	2014
Current:
Federal	$10,173	$22,512	$7,715
State	(366)	907	946
Subtotal	9,807	23,419	8,661
Deferred:
Federal	2,682	(3,835)	223
State	(713)	342	(39)
Subtotal	1,969	(3,493)	184
Income tax expense	$11,776	$19,926	$8,845

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons (dollars in thousands):

	2016	2015	2014
Income before income tax expense	$42,858	$61,237	$27,410
Federal statutory rate	35%	35%	35%
Computed “expected” Federal income tax expense	15,000	21,433	9,593
State tax, net of Federal tax benefit	(701)	812	589
Bank owned life insurance	(896)	(624)	(456)
Tax-exempt interest and dividends	(1,714)	(1,584)	(1,511)
Other, net	87	(111)	630
Income tax	$11,776	$19,926	$8,845

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes - continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2016 and 2015 are presented in the following table:

	2016	2015
	(dollars in thousands)
Deferred tax assets:
Nonaccrual interest	$470	$349
Allowance for loan and lease losses	10,374	10,798
Pension actuarial losses	2,439	2,605
Purchase accounting	4,881	7,195
Deferred compensation	2,277	1,479
Unrealized losses on securities and SWAPs	-	445
Deferred loan costs, net of fees	613	460
Accrued rent	617	530
Other	14	25
New Jersey net operating loss	1,004	-
Capital lease	139	427
Total deferred tax assets	$22,828	$24,313
Deferred tax liabilities:
Employee benefit plans	$(2,275)	$(1,370)
Depreciation	(1,039)	(1,001)
Market discount accretion	(235)	(41)
Prepaid expenses	(345)	(341)
Unrealized gains on securities and SWAPs	(449)	-
Other	(33)	(27)
Total deferred tax liabilities	(4,376)	(2,780)
Net deferred tax assets	$18,452	$21,533

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets for state purposes is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible, while for Federal purposes the deferred tax assets can also be realized through tax carrybacks. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2016 and 2015, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized.

The Company’s federal income tax returns are open and subject to examination from the 2013 tax return year and forward. The Company’s state income tax returns are generally open from the 2012 and later tax return years based on individual state statutes of limitations.

Note 13 – Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 21 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Offsetting Assets and Liabilities - continued

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of December 31, 2016 and December 31, 2015:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(in thousands)
December 31, 2016
Assets:
Interest rate swaps	$88	$-	$88	$-	$-	$88
Liabilities:
Repurchase agreements	$15,000	$-	15,000	-	15,000	-
December 31, 2015
Liabilities:
Interest rate swaps	$131	$-	$131	$-	$-	$-
Repurchase agreements	15,000	-	15,000	-	15,000	131
Total	$15,131	$-	$15,131	$-	$15,000	$131

For the year ended December 31, 2016 and 2015 there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments, Contingencies and Concentrations of Credit Risk – (continued)

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2016 and 2015:

	2016	2015
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$267,865	$278,201
Home equity and other revolving lines of credit	52,788	52,191
Outstanding commercial mortgage loan commitments	263,395	273,552
Standby letters of credit	18,331	20,895
Overdraft protection lines	733	770
Total	$603,112	$625,609

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based upon the information currently available in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Company.

Note 15 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
	(dollars in thousands)
Beginning balance	$39,232	$44,353
New loans	25,274	-
Repayments	(17,736)	(5,121)
Ending balance	$46,770	$39,232

Deposits from principal officers, directors, and their affiliates at December 31, 2016 and 2015 were $47.7 million and $29.6 million respectively.

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

Note 16 - Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing the Basel Committee on Banking Supervisions’ capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi- year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. Management believes as of December 31, 2016, the Bank and the Parent Corporation meet all capital adequacy requirements which they are subject.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders’ Equity and Regulatory Requirements  – (continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2016 and 2015, the most recent regulatory notifications categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2016 and 2015, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank	(dollars in thousands)
December 31, 2016
Leverage (Tier 1) capital	$434,067	10.34%	$167,996	4.00%	$209,995	5.00%
Risk-Based Capital:
CET 1	$434,067	10.98%	$177,944	4.50%	$257,030	6.50%
Tier 1	434,067	10.98%	237,258	6.00%	316,344	8.00%
Total	459,811	11.63%	316,344	8.00%	395,430	10.00%
December 31, 2015
Leverage (Tier 1) capital	$372,979	9.96%	$149,724	4.00%	$187,154	5.00%
Risk-Based Capital:
	$372,979	10.55%	$159,028	4.50%	$229,707	6.50%
Tier 1	372,979	10.55%	212,037	6.00%	282,716	8.00%
Total	399,551	11.31%	282,716	8.00%	353,395	10.00%

			Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company	(dollars in thousands)
December 31, 2016
Leverage (Tier 1) capital	$390,205	9.29%	$168,048	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$385,050	9.74%	$177,967	4.50%	N/A	N/A
Tier 1	390,205	9.87%	237,289	6.00%	N/A	N/A
Total	465,949	11.78%	316,386	8.00%	N/A	N/A
December 31, 2015
Leverage (Tier 1) capital	$339,544	9.07%	$149,776	4.00%	N/A	N/A
Risk-Based Capital:
	$323,139	9.14%	$159,078	4.50%	N/A	N/A
Tier 1	339,544	9.61%	212,104	6.00%	N/A	N/A
Total	416,116	11.77%	282,805	8.00%	N/A	N/A

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

As of December 31, 2016 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Capital Ratio which was 3.157% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.003% above the minimum buffer ratio.

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

				Affected Line Item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated			Consolidated Statements
Comprehensive Income Components	Other Comprehensive Income			of Income
	Twelve Months Ended
	December 31,
(dollars in thousands)	2016	2015	2014
Sale of investment securities available-for-sale	4,234	3,931	2,818	Net gains on sale investment securities
	(1,682)	(1,564)	(986)	Income tax expense
	2,552	2,367	1,832
Amortization of unrealized holding (losses) gains on securities transferred from available-for-sale to held-to-maturity	(1,986)	(220)	(215)	Interest income
	813	90	91	Income tax benefit
	(1,173)	(130)	(124)
Amortization of pension plan net actuarial losses	(407)	(433)	(204)	Salaries and employee benefits
	165	177	83	Income tax benefit
	(242)	(256)	(121)
Total reclassification	$1,137	$1,981	$1,587

Accumulated other comprehensive loss at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$933	$713
Cash flow hedge, net of tax	52	(77)
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	-	(1,173)
Defined benefit pension and post-retirement plans, net of tax	(3,831)	(4,072)
Total	$(2,846)	$(4,609)

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

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans at December 31, 2016 and 2015.

	2016	2015
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$13,068	$15,074
Interest cost	514	519
Actuarial (gain) loss	216	(466)
Benefits paid	-	(717)
Settlements	(1,116)	(1,342)
Projected benefit obligation at end of year	$12,682	$13,068
Change in Plan Assets:
Fair value of plan assets at beginning year	$10,287	$10,414
Actual return on plan assets	831	(296)
Employer contributions	2,000	2,000
Benefits paid	-	(717)
Settlements	(1,116)	(1,114)
Fair value of plan assets at end of year	$12,002	$10,287
Funded status	$(680)	$(2,781)

The accumulated benefit obligation was $12.7 million and $13.1 million as of the year ended December 31, 2016 and 2015, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. The Company expects to recognize approximately $412,000 of the net actuarial loss reported in the following table as of December 31, 2016 as a component of net periodic pension expense during 2017.

	2016	2015
Net actuarial loss recognized in accumulated other comprehensive income	$6,272	$6,677

The net periodic pension expense and other comprehensive income (before tax) for 2016, 2015 and 2014 includes the following:

	2016	2015	2014
	(dollars in thousands)
Interest cost	$514	$519	$576
Expected return on plan assets	(617)	(562)	(596)
Net amortization	407	433	223
Recognized settlement loss	-	650	1
Total net periodic pension expense	$304	$1,040	$204

Total (gain) loss recognized in other comprehensive income	(405)	(918)	1,896
Total recognized in net periodic expense and other comprehensive income (before tax)	$(101)	$122	$2,100

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2016	2015	2014
Discount rate	3.88%	4.06%	3.76%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%

The following information is provided for the year ended December 31:

	2016	2015	2014
	(dollars in thousands)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.06%	3.76%	4.84%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2016 and 2015, target allocation, and expected long-term rate of return by asset are as follows:

	Target Allocation	% of Plan Assets – Year Ended 2016	% of Plan Assets – Year Ended 2015	Weighted Average Expected Long-Term Rate of Return
Equity Securities
Domestic	43%	44%	47%	3.4%
International	7%	8%	15%	0.6%
Debt and/or fixed income securities	49%	47%	36%	1.5%
Cash and other alternative investments, including real estate funds, hedge funds and equity structured notes	1%	1%	2%	0%
Total	100%	$100%	$100%	$5.5%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets at December 31, 2016 and 2015, by asset class, are as follows:

	December 31, 2016	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$19	$19	$-	$-
Equity securities:
U.S. companies	5,221	5,221	-	-
International companies	1,005	1,005	-	-
Debt and/or fixed income securities	5,689	5,689
Real estate funds	68	68	-	-
Total	$12,002	$12,002	$-	$-

	December 31, 2015	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$114	$114	$-	$-
Equity securities:
U.S. companies	4,832	4,832	-	-
International companies	1,584	1,584	-	-
Debt and/or fixed income securities	3,684	3,684
Real estate funds	73	73	-	-
Total	$10,287	$10,287	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits  – (continued)

Fair Value of Plan Assets

The Company used the following valuation methods and assumptions to estimate the fair value of assets held by the plan (for further information on fair value methods, see Note 22):

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

Cash Flows

Contributions

The Bank does not expect to contribute to its Pension Trust in 2017.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (in thousands):

2017	$731
2018	720
2019	730
2020	736
2021	748
2022-2026	3,635

401(k) Benefit Plan

The Company maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2013 Plan Year, the Plan was amended to provide for a 3% non-elective safe harbor contribution for all participants. For 2016, 2015 and 2014, employer contributions amounted to $351,000, $338,000 and $291,000, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation

The Company maintains two stock-based compensation plans from which new grants could be issued. The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. Grants under the existing plans can be in the form of stock options (qualified or non-qualified), restricted shares, or performance units. Shares available for grant and issuance under the existing plans as of December 31, 2016 are 68,516 under the 2009 Equity Incentive Plan and 234,090 shares under the North Jersey Community Bancorp Equity Compensation Plan. The Company intends to issue all shares under these plans in the form of newly issued shares.

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

No options were granted during 2016, 2015 or 2014.

During 2016 and 2015, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing on January 1 of the year of issuance. Under the grant agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest on the third anniversary of the grant date or on an earlier date in the event of a change in control, as defined in the agreements. At December 31, 2016, the specific number of shares related to performance unit awards that were expected to vest was 151,572, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At December 31, 2016 the maximum amount of performance unit awards that ultimately could vest if performance targets were exceeded is 181,526 shares.

Option activity under the Company’s option plans as of and for the year ended December 31, 2016 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	535,906	$6.48
Granted	-	-
Exercised	(136,429)	5.71
Forfeited/cancelled/expired	(45,010)	10.59
Outstanding at December 31, 2016	354,467	$6.26	2.67	$6,979,455
Exercisable at December 31, 2016	350,937	$6.18	2.62	$6,938,024

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of the Parent Corporation’s stock.

Information related to stock option exercises during 2016:	2016

Intrinsic value of options exercised	$1,381,233
Cash received from options exercised	767,189
Tax benefit realized from options exercised	117,311

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation – (continued)

The aggregate intrinsic value of exercised options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of in-the-money options) of all options that were exercised during the year ending December 31, 2016. The tax benefit is calculated on any non-qualified options exercised during the period using a 36% tax rate.

The below table represents information regarding restricted shares currently outstanding at December 31, 2016:

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2015	96,902	$16.81
Granted	72,920	15.88
Vested	(55,648)	16.01
Forfeited/cancelled/expired	(2,901)	19.58
Nonvested at December 31, 2016	111,273	$16.81

As of December 31, 2016, there was $973,745 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 20.1 months.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted- Average Grant Date Fair Value
Unearned at December 31, 2015	94,585	113,502	$19.46
Awarded	64,434	77,3206	17.01

Forfeited	(7,447)	(9,296)	19.46
Expired	-	-	-
Unearned at December 31, 2016	151,572	181,526	$18.47

At December 31, 2016, compensation cost of $1,237,533 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.4 years.

Note 20 - Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. At December 31, 2016, approximately $143.5 million was available for payment of dividends based on regulatory guidelines.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Derivatives – (continued)

Summary information about the interest rate swap designated as a cash flow hedges as of year-end is as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Notional amount	$75,000	$75,000
Weighted average pay rates	1.59%	1.56%
Weighted average receive rates	0.69%	0.44%
Weighted average maturity	2.8 years	3.8 years
Fair value	$88	$(131)

Interest expense recorded on these swaps transactions totaled approximately $668,300, $763,500, and $60,000 during 2016, 2015, and 2014 is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31:

	2016
(in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$219	$-	$-

	2015
(in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$(179)	$-	$-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015:

	2016		2015
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$75,000	$88	$75,000	$(131)

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and December 31, 2015 are as follows:

		December 31, 2016
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$52,837	$-	$52,837	$
Residential mortgage pass- through securities	72,497	-	72,497
Commercial mortgage pass- through securities	4,209	-	4,209
Obligations of U.S. states and political subdivision	150,605	-	132,387		18,218
Trust preferred securities	5,666	-	5,666
Corporate bonds and notes	36,928	-	36,928
Asset-backed securities	14,583	-	14,583
Certificates of deposit	983	-	983
Equity securities	568	568	-
Other securities	14,414	14,414	-
Total available-for-sale	$353,290	$14,982	$320,090		$18,218
Derivatives	88	-	88
Total assets	$353,378	$14,982	$320,178		$18,218

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$29,146	$-	$29,146	$-
Residential mortgage pass- through securities	44,910	-	44,910	-
Commercial mortgage pass- through securities	2,972	-	2,972	-
Obligations of U.S. states and political subdivision	8,357	-	8,357	-
Trust preferred securities	16,255	-	16,255	-
Corporate bonds and notes	53,976	-	53,976	-
Asset-backed securities	19,725	-	19,725	-
Certificates of deposit	1,905	-	1,905	-
Equity securities	374	374	-	-
Other securities	18,150	18,150	-	-
Total assets	$195,770	$18,524	$177,246	$-
Liabilities
Derivatives	(131)	-	(131)	-
Total liabilities	$(131)	$-	$(131)	$-

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015:

Loans Held-for-Sale

Residential mortgage loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions (Level 2).

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. A portion of these loans, taxi medallion loans, have no material observable trading in any market. The approach to determining fair value involved several steps, including a detailed collateral analysis of the underlying medallions, performance projections for individual loans, discounted cash flow modeling and consideration of indicative bids, which at December 31, 2016 did not necessarily contemplate whole loan sales (Level 3). Another portion of these loans are based upon contractual offers to purchase which were obtained by management (Level 2).

Impaired Loans

The Company may record adjustments to the carrying value of loans based on fair value measurements, generally as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with GAAP. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs.

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(in thousands)
Commercial real estate	$1,099	$-	$-	$1,099
Loans held-for-sale:
Commercial	70,105	-	4,509	65,596
Commercial real estate	7,712	-	7,712	-

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(in thousands)
Commercial	$3,751	$-	$-	$3,751

Impaired loans - Collateral dependent impaired loans at December 31, 2016 that required a valuation allowance were $1.2 million with a related valuation allowance of $0.1 million compared to $6.0 million with a related valuation allowance of $2.2 million at December 31, 2015.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The table below presents a reconciliation of all assets measured at fair value of a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31 (in thousands):

Balance of recurring Level 3 assets at	Municipal Securities
January 1	2016	2015
Federal agency obligations	$-	$-
Purchases	-	-
Sales	-	-
Transfer into Level 3	-	-
Transfers out of Level 3	-	-
Other(1)	18,335	-
Principal paydowns	(117)	-
Balance of recurring Level 3 assets
At December 31	$18,218	$-

(1)	Includes transfers from held-to-maturity to available-for-sale designation

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2016. The table below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2016
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range
Available-for-sale investments:
Municipal securities	$18,218	Discounted cash flows	Discount rate	2.8%

At December 31, 2015, there were no assets measured on a recurring basis that contained any significant unobservable Level 3 inputs.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Non-recurring basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis for the periods presented. The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2016
(dollars in thousands)	Fair Value	Valuation Techniques (Weightings)	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial real estate	$1,099	Appraisals of collateral value	Comparable sales	0% - 15% (6%)

Loans held-for-sale:
Commercial taxi medallion loans	$65,596	Market approach (70%)	Indications under securitized transactions expressed as a price to unpaid principal balance	40 - 100 (59)
		Discounted cash flows (30%)	Discount Rate	14%

December 31, 2015
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial real estate	$3,751	Appraisals of collateral value	Comparable sales	0% - 15% (6%)

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

Deposits. The carrying amounts of deposits with no stated maturities (i.e., noninterest-bearing, savings, NOW, and money market deposits) are assigned fair values equal to the carrying amounts payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and December 31, 2015:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2016
Financial assets:
Cash and due from banks	$200,399	$200,399	$200,399	$-	$-
Investment securities available-for-sale	353,290	353,290	14,982	320,090	18,218
Restricted investment in bank stocks	24,310	n/a	n/a	n/a	n/a
Loans held-for-sale	78,005	78,005	-	12,409	65,596
Net loans	3,450,088	3,462,138	-	-	3,462,138
Derivatives	88	88	-	88	-
Accrued interest receivable	12,965	12,965	-	2,026	10,939

Financial liabilities:
Noninterest-bearing deposits	694,977	694,977	694,977	-	-
Interest-bearing deposits	2,649,294	2,649,717	1,681,044	968,673	-
Borrowings	476,280	478,286	-	478,286	-
Subordinated debentures	54,534	55,901	-	55,901	-
Accrued interest payable	4,142	4,142	-	4,142	-

December 31, 2015
Financial assets:
Cash and due from banks	$200,895	$200,895	$200,895	$-	$-
Investment securities available-for-sale	195,770	195,770	18,524	177,246	-
Investment securities held-to-maturity	224,056	230,558	29,226	182,774	18,558
Restricted investment in bank stocks	32,612	n/a	n/a	n/a	n/a
Net loans	3,072,435	3,059,343	-	-	3,059,343
Accrued interest receivable	12,545	12,545	68	2,699	9,778

Financial liabilities:
Noninterest-bearing deposits	650,775	650,775	650,775	-	-
Interest-bearing deposits	2,140,191	2,137,149	1,359,651	777,498	-
Borrowings	671,587	674,131	-	674,131	-
Subordinated debentures	54,343	55,209	-	55,209	-
Derivatives	131	131	-	131	-
Accrued interest payable	4,387	4,387	-	4,387	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to originate loans is immaterial and not included in the tables above.

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

Note 23 - Parent Corporation Only Financial Statements

The Parent Corporation operates its wholly-owned subsidiary, the Bank. The earnings of this subsidiary are recognized by the Parent Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Parent Corporation’s investment in the subsidiaries and dividends paid reduce the investment in the subsidiaries. The ability of the Parent Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Parent Corporation are restricted under supervisory regulations (see Note 20 of the Notes to Consolidated Financial Statements).

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements  – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2016	2015
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$7,008	$14,857
Investment in subsidiaries	580,048	515,934
Securities available-for-sale	730	533
Other assets	426	2,405
Total assets	$588,212	$533,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,646	$1,895
Subordinated debentures	54,534	54,490
Stockholders’ equity	531,032	477,344
Total liabilities and stockholders’ equity	$588,212	$533,729

Condensed Statements of Income

	For Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$12,400	$10,537	$9,276
Other income	8	7	6
Management fees	-	-	100
Total Income	12,408	10,544	9,382
Expenses	(3,252)	(1,705)	(707)
Income before equity in undistributed earnings of subsidiaries	9,156	8,839	8,675
Equity in undistributed earnings of subsidiaries	21,926	32,472	9,890
Net Income	$31,082	$41,311	$18,565

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements  – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2016	2015	2014
	(dollars in thousands)
Cash flows from operating activities:
Net income	$31,082	$41,311	$18,565
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(21,926)	(32,472)	(9,890)
Increase in other assets	2,023	(820)	(1,979)
Increase (decrease) in other liabilities	544	(1,840)	(1,010)
Net cash provided by operating activities	11,723	7,267	6,191
Cash flows from investing activities:
Capital infusion to subsidiary	(38,439)	(35,000)	-
Net cash used in investing activities	(38,439)	(35,000)	-
Cash flows from financing activities:

Proceeds from subordinated debt	-	50,000	-
Cash dividends on common stock	(9,067)	(8,996)	(6,940)
Cash dividends on preferred stock	(22)	(112)	(140)
Secondary offering and issuance of common stock	38,439	-	-
Redemption of preferred stock	(11,250)	-	-
Proceeds from exercise of stock options	767	1,424	878
Net cash used in financing activities	18,867	42,316	(6,202)
Decrease in cash and cash equivalents	(7,849)	14,583	(11)
Cash and cash equivalents at beginning of year	14,857	274	285
Cash and cash equivalents at the end of year	$7,008	$14,857	$274

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$41,499	$41,178	$40,038	$38,526
Total interest expense	8,092	8,154	7,644	7,206
Net interest income	33,407	33,024	32,394	31,320
Provision for loan and lease losses	25,200	6,750	3,750	3,000
Total other income, net of securities gains	1,573	1,445	1,467	1,202
Net securities gains	-	4,131	103	-
Other expense	15,252	14,551	14,352	14,353
(Loss) income before income taxes	(5,472)	17,299	15,862	15,169
Income tax (benefit) expense	(3,448)	5,443	5,003	4,778
Net income (loss)	(2,024)	11,856	10,859	10,391
Preferred dividends	-	-	-	22
Net income available to common stockholders	$(2,024)	$11,856	$10,859	$10,369
(Loss) earnings per share:
Basic	$(0.07)	$0.39	$0.36	$0.35
Diluted	(0.07)	0.39	0.36	0.34

	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$37,230	$36,186	$34,181	$33,370
Total interest expense	6,774	6,459	5,503	5,078
Net interest income	30,456	29,727	28,678	28,292
Provision for loan and lease losses	5,055	4,175	1,550	1,825
Total other income, net of securities gains	1,225	1,752	3,215	1,049
Net securities (losses) gains	1,138	2,067	221	506
Other expense	13,579	13,301	14,974	12,631
Income before income taxes	14,185	16,070	15,590	15,391
Provision from income taxes	4,617	5,228	5,069	5,012
Net income	9,568	10,842	10,521	10,379
Preferred dividends	28	28	28	28
Net income available to common stockholders	$9,540	$10,814	$10,493	$10,351
Earnings per share:
Basic	$0.32	$0.36	$0.35	$0.35
Diluted	0.31	0.36	0.35	0.34

Note:  Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

The provision for loan and lease losses for the fourth quarter was a notable increase that was mainly attributable to the transfer of the Company’s taxi medallion portfolio to loans held-for-sale.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Presentation of Debt Issuance Costs

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

(dollars in thousands)	December 31, 2015
Other assets
As previously reported	$24,908
As reported under the new guidance	24,096

Total assets
As previously reported	$4,016,721
As reported under the new guidance	4,015,909

Subordinated debentures
As previously reported	$55,155
As reported under the new guidance	54,343

Total liabilities
As previously reported	$3,539,377
As reported under the new guidance	3,538,565

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2016. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this part is included in the definitive Proxy Statement for the Company’s 2017 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2017 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2017 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2017 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description

3.1	The Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

3.2	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

10.1	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.2	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.

10.3	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.6	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.7	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.

10.8	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to

Exhibit No.	Description

the Registrant’s Current Report on Form 8-K dated January 26, 2006.

10.9	Amendment to 2003 Amended and Restated Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.

10.10	Employment Agreement, effective July 1, 2014, by and among the Registrant, ConnectOne Bank and Frank Sorrentino III, is incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on April 4, 2014. *

10.11	Employment Agreement dated as of December 19, 2013, by and among the Registrant, ConnectOne Bank and William S. Burns, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014 *

10.12	Form of Change in Control Agreement by and between the Company and each of Elizabeth Magennis and Laura Criscione dated December 19, 2013 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014. *

10.13	North Jersey Community Bank 2005 Stock Option Plan – A(1)

10.14	North Jersey Community Bank 2005 Stock Option Plan – B(1)

10.15	North Jersey Community Bank 2006 Equity Compensation Plan (1)

10.16	North Jersey Community Bank 2008 Equity Compensation Plan (1)

10.17	North Jersey Community Bank 2009 Equity Compensation Plan (1)

10.18	2012 Equity Compensation Plan (1)

10.19	Subordinated Note Purchase Agreement dated June 30, 2015 (2)

10.20	Indenture dated June 30, 2015 with U.S. Bank, National Association as Trustee (2)

11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

12.1	Statement of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Personal certification of the chief executive officer and the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101 .INS	XBRL instance document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 .LAB	XBRL Taxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract on compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibits 10.13,10.14, 10.15, 10.16, 10.17 and 10.18, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2014
(2)	Incorporated by reference from Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Current Report on Form 8-K filed July 2, 2015

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

CONNECTONE BANCORP, INC.
March 10, 2017	By:
/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 10, 2017, have signed this report below.

/s/ Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (principal executive officer
Frank Sorrentino III

/s/William S. Burns William S. Burns	Executive Vice President & Chief Financial Officer (principal financial and accounting officer)

/s/Stephen Boswell	Director
Stephen Boswell

/s/Frank Baier	Director
Frank Baier

/s/Frank Huttle III	Director
Frank Huttle III

/s/Michael Kempner	Director
Michael Kempner

/s/Joseph Parisi, Jr.	Director
Joseph Parisi, Jr.

/s/ Frederick S. Fish	Director
Frederick S. Fish

/s/ Nicholas Minoia	Director
Nicholas Minoia

/s/ Harold Schechter	Director
Harold Schechter

/s/ William A. Thompson	Director
William A. Thompson

/s/ Alexander Bol	Director
Alexander Bol

- 114 -