Form 10-Q
period 2017-03-31
ConnectOne Bancorp, Inc.
filed 2017-05-05
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if smaller	Emerging growth company ☐
reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: (Title of Class)	32,005,471 shares (Outstanding as of April 28, 2017)

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at March 31, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and for the three months ended March 31, 2016 (unaudited)	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	58

Item 4.	Controls and Procedures	59

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1a.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

SIGNATURES

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(in thousands, except for share data)	2017	2016
	(unaudited)
ASSETS
Cash and due from banks	$35,867	$37,150
Interest-bearing deposits with banks	126,002	163,249
Cash and cash equivalents	161,869	200,399

Securities available-for-sale	352,476	353,290

Loans held-for-sale (net of valuation allowance of $2,600 and $-0-, respectively)	62,255	78,005

Loans receivable	3,571,663	3,475,832
Less: Allowance for loan losses	26,901	25,744
Net loans receivable	3,544,762	3,450,088

Investment in restricted stock, at cost	24,985	24,310
Bank premises and equipment, net	22,259	22,075
Accrued interest receivable	12,701	12,965
Bank owned life insurance	99,063	98,359
Other real estate owned	580	626
Goodwill	145,909	145,909
Core deposit intangibles	2,895	3,088
Other assets	31,062	37,234
Total assets	$4,460,816	$4,426,348
LIABILITIES
Deposits:
Noninterest-bearing	$671,183	$694,977
Interest-bearing	2,684,294	2,649,294
Total deposits	3,355,477	3,344,271
Borrowings	491,226	476,280
Subordinated debentures (net of debt issuance costs of $580 and $621, respectively)	54,575	54,534
Other liabilities	19,261	20,231
Total liabilities	3,920,539	3,895,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 50,000,000 shares; issued 34,068,393 shares at March 31, 2017 and 34,018,731 at December 31, 2016; outstanding 32,004,471 shares at March 31, 2017 and 31,948,307 at December 31, 2016	412,546	412,726
Additional paid-in capital	11,796	11,407
Retained earnings	135,939	126,462
Treasury stock, at cost (2,063,922 common shares at March 31, 2017 and December 31, 2016)	(16,717)	(16,717)
Accumulated other comprehensive loss	(3,287)	(2,846)
Total stockholders’ equity	540,277	531,032
Total liabilities and stockholders’ equity	$4,460,816	$4,426,348

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2017	2016
Interest income
Interest and fees on loans	$38,006	$35,017
Interest and dividends on securities:
Taxable	1,548	2,140
Tax-exempt	954	883
Dividends	330	352
Interest on federal funds sold and other short-term investments	246	134
Total interest income	41,084	38,526
Interest expense
Deposits	5,109	3,939
Borrowings	2,834	3,267
Total interest expense	7,943	7,206
Net interest income	33,141	31,320
Provision for loan losses	1,100	3,000
Net interest income after provision for loan losses	32,041	28,320
Noninterest income
Annuities and insurance commissions	39	40
Income on bank owned life insurance	703	612
Net gains on sale of loans held-for-sale	21	35
Deposit, loan and other income	643	515
Net gains on sales of securities available-for-sale	1,596	-
Total noninterest income	3,002	1,202
Noninterest expenses
Salaries and employee benefits	8,206	7,599
Occupancy and equipment	2,255	2,247
FDIC insurance	895	595
Professional and consulting	718	711
Marketing and advertising	256	184
Data processing	1,149	1,024
Amortization of core deposit intangible	193	217
Increase in valuation allowance, loans held-for-sale	2,600	-
Other expenses	1,977	1,776
Total noninterest expenses	18,249	14,353
Income before income tax expense	16,794	15,169
Income tax expense	4,914	4,778
Net income	11,880	10,391
Less: Preferred stock dividends	-	22
Net income available to common stockholders	$11,880	$10,369
Earnings per common share
Basic	$0.37	$0.35
Diluted	0.37	0.34

Dividends per common share	$0.075	$0.075

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income	$11,880	$10,391
Other comprehensive income (loss):
Unrealized gains and losses on securities:
Unrealized holding (losses) gains on available-for-sale securities
arising during the period	689	895
Tax effect	(268)	(357)
Net of tax	421	538
Reclassification adjustment for realized gains included in net
income	(1,596)	-
Tax effect	579	-
Net of tax	(1,017)	-
Amortization of unrealized net losses on held-to-maturity
securities transferred from available-for-sale securities	-	51
Tax effect	-	(20)
Net of tax	-	31
Unrealized gains (losses) on cash flow hedge	160	(1,437)
Tax effect	(65)	587
Net of tax	95	(850)
Unrealized pension plan gains and losses:
Unrealized pension plan losses before reclassifications	(2)	(1)
Tax effect	1	-
Net of tax	(1)	(1)
Reclassification adjustment for realized losses included in net
income	103	102
Tax effect	(42)	(41)
Net of tax	61	61
Total other comprehensive loss	(441)	(221)
Total comprehensive income	$11,439	$10,170

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
per share data)	Stock	Stock	Capital	Earnings	Stock	Loss	Equity
Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	10,391	-	-	10,391
Other comprehensive loss, net of
tax	-	-	-	-	-	(221)	(221)
Dividend on series B preferred
stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on
common stock ($0.075 per
share)	-	-	-	(2,312)	-	-	(2,312)

Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (5,495
shares)	-	-	42	-	-	-	42
Restricted stock grants (71,920
shares)	-	-	-	-	-	-	-
Stock-based compensation	-	-	755	-	-	-	755

Balance as of March 31, 2016	$-	$374,287	$9,324	$112,663	$(16,717)	$(4,830)	$474,727

Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	11,880	-	-	11,880
Other comprehensive loss, net of
tax	-	-	-	-	-	(441)	(441)
Cash dividends declared on
common stock ($0.075 per
share)	-	-	-	(2,403)	-	-	(2,403)

Stock issuance costs	-	(180)	-	-	-	-	(180)
Restricted stock
grants (56,164 shares)	-	-	-	-	-	-	-
Stock-based compensation
expense	-	-	389	-	-	-	389

Balance as of March 31, 2017	$-	$412,546	$11,796	$135,939	$(16,717)	$(3,287)	$540,277

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$11,880	$10,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	775	653
Increase in valuation allowance, loans held-for-sale	2,600	-
Provision for loan losses	1,100	3,000
Amortization of intangibles	193	217
Net accretion of loans	(590)	(1,174)
Accretion on bank premises	(23)	(31)
Accretion on deposits	(4)	(75)
Accretion on borrowings	(54)	(86)
Stock-based compensation	389	755
Gains on sales of securities available-for-sale, net	(1,596)	-
Gains on sale of loans held-for-sale, net	(21)	(35)
Gains on sale of fixed assets, net	(8)	-
Loans originated for resale	(2,105)	(1,916)
Principal paydowns on loans held-for-sale	1,677	-
Proceeds from sale of loans held-for-sale	6,440	1,951
Net loss on sale of other real estate owned	82	115
Increase in cash surrender value of bank owned life insurance	(704)	(612)
Amortization of premiums and accretion of discounts on securities available-for-sale	489	417
Decrease (increase) in accrued interest receivable	264	(58)
Decrease (increase) in other assets	6,373	(7,137)
(Decrease) increase in other liabilities	(664)	960
Net cash provided by operating activities	26,493	7,335

Cash flows from investing activities
Securities available-for-sale:
Purchases	(49,912)	(19,135)
Sales	29,543	-
Maturities, calls and principal repayments	21,383	24,295
Securities held-to-maturity:
Purchases	-	(1,000)
Maturities and principal repayments	-	5,439
Net (purchases) redemptions of restricted investment in bank stocks	(675)	1,125
Net increase in loans	(88,605)	(164,130)
Proceeds from sales of fixed assets	8	-
Purchases of premises and equipment	(936)	(941)
Proceeds from sale of other real estate owned	544	738
Net cash used in investing activities	(88,650)	(153,609)

Cash flows from financing activities
Net increase in deposits	11,210	102,180
Advances of Federal Home Loan Bank (“FHLB”) borrowings	100,000	50,000
Repayments of FHLB borrowings	(85,000)	(75,000)
Cash dividends paid on common stock	(2,403)	(2,312)
Cash dividends paid on preferred stock	-	(22)
Common stock issuance costs	(180)	-
Redemption of preferred stock	-	(11,250)
Proceeds from exercise of stock options	-	42
Net cash provided by financing activities	23,627	63,638
Net change in cash and cash equivalents	(38,530)	(82,636)
Cash and cash equivalents at beginning of period	200,399	200,895
Cash and cash equivalents at end of period	$161,869	$118,259
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$7,603	$6,492
Income taxes	55	10,235
Noncash activities:
Loans transferred to other real estate owned	$580	$-
Transfer of loans held-for-sale to loans held-to-maturity	7,159	-

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Operations and Principles of Consolidation

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), and NJCB Spec-1, LLC (a New Jersey limited liability company).

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty other banking offices. Primarily all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. The borrowers' ability to repay its loans is dependent on the conversion of assets, cash flows generated from their business, real estate rental and consumer wages.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other interim period. The Company’s 2016 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Note 2. New Authoritative Accounting Guidance

ASU No. 2017-08, “'Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” ASU No. 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for us on January 1, 2019 and we are currently evaluating this ASU to determine the impact on our consolidated financial statements.

ASU No. 2017-07, “'Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU No. 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). ASU 2017-08 will be effective for us on January 1, 2018 and we are currently evaluating this ASU to determine the impact on our consolidated financial statements.

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

ASU No. 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 provides a screen to determine when an asset is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied prospectively on or after the effective date. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU eliminates the exception for an intra-entity transfer of an asset other than inventory. The ASU does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” provides guidance on the following eight specific cash flow issues: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interests in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently in the process of forming a CECL committee that will be assessing our data and system needs, as well as considering the engagement of a third-party vendor to assist in implementation. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

ASU No. 2016-12,“Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”ASU 2016-12 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” and to address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition of ASU 2016-12 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. Although management continues to evaluate the potential impact of ASU 2014-09 on our consolidated financial statements at this time we believe the adoption of this standard will not have a significant impact to our consolidated financial statements.

ASU No. 2016-10,“Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. Although management continues to evaluate the potential impact of ASU 2014-09 on our consolidated financial statements at this time we believe the adoption of this standard will not have a significant impact to our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for the Company for reporting periods beginning January 1, 2019, with an early adoption permitted. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently leasing seventeen properties as branch locations and is leasing certain office equipment. The adoption of ASU 2016-02 will result in increases to the Company’s assets and liabilities. We are currently in the process of evaluating all of our leases for compliance with the new ASU.

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

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. We are currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2017	2016
Net income available to common stockholders	$11,880	$10,369
Earnings allocated to participating securities	27	22
Income attributable to common stock	$11,853	$10,347

Weighted average common shares outstanding, including
participating securities	31,938	30,020
Weighted average participating securities	(72)	(63)
Weighted average common shares outstanding	31,866	29,957
Incremental shares from assumed conversions of options,
performance units and restricted shares	327	289
Weighted average common and equivalent shares outstanding	32,193	30,246

Earnings per common share:
Basic	$0.37	$0.35
Diluted	0.37	0.34

There were no antidilutive share equivalents as of March 31, 2017 and March 31, 2016.

Note 4. Securities Available-For-Sale

The Company’s securities are classified as available-for-sale at March 31, 2017 and December 31, 2016. Securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2017 and December 31, 2016. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

Transfers of debt securities from the held-to-maturity category to the available-for-sale category are made at fair value at the date of transfer. For transfers from the available-for-sale category to the held-to maturity category the unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity security. Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining terms of the securities. For transfers from the held-to-maturity category to the available-for-sale category unrealized holding gain or loss at the date of the transfer shall be recognized in accumulated other comprehensive income, net of applicable taxes.

During the year ended December 31, 2016, the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of available-for-sale securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. The transfer enhances liquidity and increases flexibility with regard to asset-liability management and balance sheet composition. As a result of the transfer, the Company believes it has tainted its held-to-maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held-to-maturity within the near future.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables present information related to the Company’s securities at March 31, 2017 and December 31, 2016 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
Federal agency obligations	$56,670	$257	$(277)	$56,650
Residential mortgage pass-through securities	104,850	602	(981)	104,471
Commercial mortgage pass-through securities	4,153	32	-	4,185
Obligations of U.S. states and political subdivisions	123,913	2,008	(915)	125,006
Trust preferred securities	4,576	97	(131)	4,542
Corporate bonds and notes	30,602	242	(297)	30,547
Asset-backed securities	14,058	23	(112)	13,969
Certificates of deposit	972	9	-	981
Equity securities	376	232	-	608
Other securities	11,851	-	(334)	11,517
Total securities available-for-sale	$352,021	$3,502	$(3,047)	$352,476

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities available-for-sale
Federal agency obligations	$52,826	$282	$(271)	$52,837
Residential mortgage pass-through securities	72,922	519	(944)	72,497
Commercial mortgage pass-through securities	4,186	23	-	4,209
Obligations of U.S. states and political subdivisions	148,747	2,789	(931)	150,605
Trust preferred securities	5,575	242	(151)	5,666
Corporate bonds and notes	36,717	586	(375)	36,928
Asset-backed securities	14,867	2	(286)	14,583
Certificates of deposit	973	10	-	983
Equity securities	376	192	-	568
Other securities	14,739	-	(325)	14,414
Total securities available-for-sale	$351,928	$4,645	$(3,283)	$353,290

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following table presents information for securities at March 31, 2017, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2017
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$3,467	$3,504
Due after one year through five years	30,171	30,401
Due after five years through ten years	43,973	44,432
Due after ten years	153,180	153,358
Residential mortgage pass-through securities	104,850	104,471
Commercial mortgage pass-through securities	4,153	4,185
Equity securities	376	608
Other securities	11,851	11,517
Total	$352,021	$352,476

Gross gains and losses from the sales for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Proceeds	$29,543	$-
Gross gains on sales of securities	1,596	-
Gross losses on sales of securities	-	-
Net gains on sales of securities	1,596	-
Less: tax provision on net gains	(579)	-

Net gains on sales of securities, after tax	$1,017	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

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

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 82 and 84 securities as of March 31, 2017 and December 31, 2016, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Factors which may contribute to unrealized losses include credit risk, market risk, changes in interest rates, economic cycles, and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of the Company’s investment in any one issuer or industry. The Company has established policies to reduce exposure through diversification of the securities portfolio including limits on concentrations to any one issuer. The Company believes the securities portfolio is prudently diversified.

The unrealized losses included in the tables below are primarily related to changes in interest rates and credit spreads. All of the Company’s securities are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. These are largely intermediate duration holdings and, in certain cases, monthly principal payments can further reduce loss exposure resulting from an increase in rates.

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

In determining whether or not securities are OTTI, the Company must exercise considerable judgment. Accordingly, there can be no assurance that the actual results will not differ from the Company’s judgments and that such differences may not require the future recognition of OTTI charges that could have a material effect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, a security is subject to numerous risks as cited above.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities available-for-sale:

Federal agency obligation	$31,077	$(277)	$29,864	$(269)	$1,213	$(8)
Residential mortgage
pass-through securities	62,928	(981)	61,465	(946)	1,463	(35)
Obligations of U.S. states
and political subdivisions	45,800	(915)	45,800	(915)	-	-
Trust preferred securities	1,447	(131)	-	-	1,447	(131)
Corporate bonds and notes	14,006	(297)	2,803	(163)	11,203	(134)
Asset-backed securities	8,628	(112)	-	-	8,628	(112)
Other securities	11,132	(334)	-	-	11,132	(334)
Total temporarily impaired
securities	$175,018	$(3,047)	$139,932	$(2,293)	$35,086	$(754)

	December 31, 2016
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Securities available-for-sale:

Federal agency obligation	$22,672	$(271)	$21,416	$(262)	$1,256	$(9)
Residential mortgage
pass-through securities	50,136	(944)	49,817	(937)	319	(7)
Obligations of U.S. states
and political subdivisions	52,307	(931)	52,307	(931)	-	-
Trust preferred securities	1,427	(151)	-	-	1,427	(151)
Corporate bonds and notes	15,930	(375)	7,671	(265)	8,259	(110)
Asset-backed securities	13,404	(286)	3,743	(88)	9,661	(198)
Other securities	11,467	(325)	-	-	11,467	(325)
Total temporarily impaired
securities	$167,343	$(3,283)	$134,954	$(2,483)	$32,389	$(800)

Securities having a carrying value of approximately $129.2 million and $142.5 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Reserve Bank discount window borrowings, Federal Home Loan Bank advances and for other purposes required or permitted by law.

As of March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Interest rate swaps were entered into on August 24, 2015, December 30, 2014 and October 15, 2014, each with a respective notional amount of $25 million and were designated as cash flow hedges of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2017, December 31, 2016 and March 31, 2016 are presented in the following table.

	March 31,	December 31,	March 31,
(dollars in thousands)	2017	2016	2016
Notional amount	$75,000	$75,000	$75,000
Weighted average pay rates	1.58%	1.59%	1.57%
Weighted average receive rates	1.00%	0.69%	0.56%
Weighted average maturity	2.5 years	2.8 years	3.6 years
Fair value	$248	$88	$(1,568)

Interest expense recorded on these swap transactions totaled approximately $108 thousand for the three months ended March 31, 2017 and $191 thousand for the three months ended March 31, 2016.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Three Months Ended March 31, 2017
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$160	$-	$-

Three Months Ended March 31, 2016
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(1,437)	$-	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Notional		Notional
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swaps related to FHLB advances included in assets	$75,000	$248	$75,000	$88

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, premiums and discounts related to purchase accounting, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Loan segments are defined as a group of loans, which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has five segments of loans: commercial, commercial real estate, commercial construction, residential real estate (including home equity) and consumer.

The recognition of interest income on commercial, commercial real estate, commercial construction and residential loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

The policy of the Company is to generally grant commercial, residential and consumer loans to residents and businesses within our market area. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Company’s loans.

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

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. A portion of these loans, taxi medallion loans, have no material observable trading in any market. Fair value is established with considerations for a range of market participant indications, for all or parts of these loans, and discounted cash flow analyses, which have significant unobservable inputs. See Note 7 for further discussion.

Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

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

Purchased Credit-Impaired Loans

The Company acquires groups of loans in conjunction with mergers, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired loans are recorded at their estimated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, probable incurred credit losses are recognized by an increase in the allowance for loan losses.

Such purchased credit-impaired loans (“PCI”) are identified on an individual basis. The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans held-for-sale

The following table presents loans held-for-sale by loan segment:

	March 31,	December 31,
	2017	2016
	(in thousands)
Commercial	$61,319	$70,105
Commercial real estate	-	7,712
Residential real estate	936	188
Total carrying amount	$62,255	$78,005

As of March 31, 2017 and December 31, 2016, the commercial loans held-for-sale segment included the Company’s entire taxi medallion portfolio, with a carrying value of $61.3 million and $65.6 million, net of $2.6 million and $-0- million valuation allowance, respectively.

Activity in the valuation allowance was as follows for the following periods:

	March 31,	December 31,
	2017	2016
	(in thousands)
Beginning balance	$-	$-
Increase to valuation allowance	2,600	-
Ending balance	$2,600	$-

Loans receivable

The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(in thousands)
Commercial	$541,690	$553,576
Commercial real estate	2,326,834	2,204,710
Commercial construction	460,611	486,228
Residential real estate	242,883	232,547
Consumer	2,811	2,380
Gross loans	3,574,829	3,479,441
Net deferred loan fees	(3,166)	(3,609)
Total loans receivable	$3,571,663	$3,475,832

At March 31, 2017 and December 31, 2016 loan balances of approximately $1.8 billion were pledged to secure borrowings from the Federal Home Loan Bank of New York.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
	(in thousands)
Commercial	$7,827	$7,098
Commercial real estate	290	982
Total purchased credit-impaired loans	$8,117	$8,080

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during both the three months ended March 31, 2017 and March 31, 2016. No allowances for loan losses were reversed during the three months ended March 31, 2017 and March 31, 2016.

The accretable yield, or income expected to be collected, on the purchased credit-impaired loans above is as follows for the following periods:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$2,860	$3,599
Accretion of income	(186)	(739)
Balance at end of period	$2,674	$2,860

Loans Receivable on Nonaccrual Status

The following tables presents nonaccrual loans included in loans receivable by loan segment as of the periods presented:

	March 31,	December 31,
	2017	2016
	(in thousands)
Commercial	$1,208	$1,460
Commercial real estate	7,487	1,081
Residential real estate	4,095	3,193
Total loans receivable on nonaccrual status	$12,790	$5,734

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below.

Credit Quality Indicators

The following table presents information, excluding loans held-for-sale and net deferred loan fees, about the Company’s loan credit quality at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$528,596	$3,102	$9,992	$-	$541,690
Commercial real estate	2,276,333	29,930	20,571	-	2,326,834
Commercial construction	455,446	2,670	2,495	-	460,611
Residential real estate	238,643	-	4,240	-	242,883
Consumer	2,754	-	57	-	2,811
Gross loans	$3,501,772	$35,702	$37,355	$-	$3,574,829

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$539,961	$3,255	$10,360	$-	$553,576
Commercial real estate	2,154,343	31,173	19,194	-	2,204,710
Commercial construction	480,319	3,388	2,521	-	486,228
Residential real estate	228,990	-	3,557	-	232,547
Consumer	2,318	-	62	-	2,380
Gross loans	$3,405,931	$37,816	$35,694	$-	$3,479,441

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by segment as of March 31, 2017 and December 31, 2016:

	March 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(in thousands)
Commercial	$3,175	$3,175
Commercial real estate	16,394	16,403
Commercial construction	4,245	4,271
Residential real estate	976	1,177
Consumer	57	57
Total	$24,847	$25,083

With an allowance recorded
Commercial real estate	$780	$1,193	$96

Total
Commercial	$3,175	$3,175	$-
Commercial real estate	17,174	17,596	96
Commercial construction	4,245	4,271	-
Residential real estate	976	1,177	-
Consumer	57	57	-
Total (including allowance)	$25,627	$26,276	$96

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(in thousands)
Commercial	$3,637	$4,063
Commercial real estate	18,288	18,288
Commercial construction	5,909	5,909
Residential real estate	1,851	2,055
Consumer	62	62
Total	$29,747	$30,377

With an allowance recorded
Commercial	$1,244	$1,245	$145

Total
Commercial	$3,637	$4,063	$-
Commercial real estate	19,532	19,532	145
Commercial construction	5,909	5,909	-
Residential real estate	1,851	2,055	-
Consumer	62	62	-
Total (including allowance)	$30,991	$31,621	$145

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with
no related allowance
recorded

Commercial	$2,884	$39	$2,591	$24
Commercial real estate	16,450	106	15,274	25
Commercial construction	4,269	50	2,307	16
Residential real estate	986	2	4,107	5
Consumer	59	1	84	1

Total	$24,648	$198	$24,363	$71

Impaired loans with
an allowance
recorded

Commercial	$-	$-	$83,759	$737
Commercial real estate	783	5	-	-

Total	$783	$5	$83,759	$737

Total impaired loans

Commercial	$2,884	$39	$86,350	$761
Commercial real estate	17,233	111	15,274	25
Commercial construction	4,269	50	2,307	16
Residential real estate	986	2	4,107	5
Consumer	59	1	84	1

Total	$25,431	$203	$108,122	$808

Included in impaired loans at March 31, 2017 and December 31, 2016 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the aging of gross loans (excluding loans held-for-sale) that are past due at March 31, 2017 and December 31, 2016 by segment:

Aging Analysis

	March 31, 2017
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and		Total Loans
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Receivable
	(in thousands)
Commercial	$-	$-	$5,423	$1,208	$6,631	$535,059	$541,690
Commercial real
estate	3,649	444	-	7,487	11,580	2,315,254	2,326,834
Commercial
construction	-	-	-	-	-	460,611	460,611
Residential real
estate	1,670	6	-	4,095	5,711	237,112	242,883
Consumer	9	1	-	-	10	2,801	2,811
Total	$5,328	$451	$5,423	$12,790	$23,992	$3,550,837	$3,574,829

	December 31, 2016
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and		Total Loans
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Receivable
Commercial	$475	$18	$4,630	$1,460	$6,583	$546,993	$553,576
Commercial real
estate	4,928	1,584	663	1,081	8,256	2,196,454	2,204,710
Commercial
construction	-	-	-	-	-	486,228	486,228
Residential real
estate	2,131	388	-	3,193	5,712	226,835	232,547
Consumer	-	-	-	-	-	2,380	2,380
Total	$7,534	$1,990	$5,293	$5,734	$20,551	$3,458,890	$3,479,441

Included in the 90 days and still accruing/accreting category as of both March 31, 2017 and December 31, 2016 are three purchased credit-impaired loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	March 31, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$96	$-	$-	$-	$-	$96
Collectively evaluated for impairment	6,667	13,472	4,574	1,008	3	531	26,255
Acquired portfolio	-	550	-	-	-	-	550
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$6,667	$14,118	$4,574	$1,008	$3	$531	$26,901

Gross loans
Individually evaluated for impairment	$2,862	$17,174	$4,245	$976	$57		$25,314
Collectively evaluated for impairment	510,263	1,806,502	455,574	175,973	2,243		2,950,555
Acquired portfolio	20,738	502,868	792	65,934	511		590,843
Acquired with deteriorated credit quality	7,827	290	-	-	-		8,117
Total gross loans	$541,690	$2,326,834	$460,611	$242,883	$2,811		$3,574,829

	December 31, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$145	$-	$-	$-	$-	$145
Collectively evaluated for impairment	6,632	12,438	4,789	958	3	779	25,599
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Gross loans
Individually evaluated for impairment	$3,637	$19,532	$5,909	$1,851	$62		$30,991
Collectively evaluated for impairment	517,869	1,621,745	478,865	163,686	1,757		2,783,922
Acquired portfolio	24,972	562,451	1,454	67,010	561		656,448
Acquired with deteriorated credit quality	7,098	982	-	-	-		8,080
Total gross loans	$553,576	$2,204,710	$486,228	$232,547	$2,380		$3,479,441

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan losses methodology as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31, 2017
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31,
2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Charge-offs	-	(71)	-	-	(1)	-	(72)

Recoveries	126	3	-	-	-	-	129

Provision	(91)	1,603	(215)	50	1	(248)	1,100

Balance at March 31, 2017	$6,667	$14,118	$4,574	$1,008	$3	$531	$26,901

	Three Months Ended March 31, 2016
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31,
2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Charge-offs	(445)	-	-	(67)	-	-	(512)

Recoveries	1	13	-	-	-	-	14

Provision	2,592	2	364	165	-	(123)	3,000

Balance at March 31, 2016	$13,097	$10,941	$3,617	$1,074	$4	$341	$29,074

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Trouble Debt Restructurings

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

At March 31, 2017, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

The following table presents a rollforward of loans modified as troubled debt restructurings and the related changes to the allowance for loan losses that occurred during the three months ended March 31, 2017 and for the year ended December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Recorded		Recorded
	Investment	ALLL	Investment	ALLL
Trouble Debt
Restructurings

Beginning balance	$13,818	$-	$86,629	$4,500
Additions	2,793	-	26,325	8,250
Payoffs/paydowns	(1,133)	-	(2,616)	-
Transfers	(580)	-	(96,520)	-
Other	-	-	-	(12,750)
Ending balance	$14,898	$-	$13,818	$-

Loans modified in troubled debt restructurings totaled $14.9 million at March 31, 2017, of which $4.9 million were on nonaccrual status and $10.0 million were performing under restructured terms. At December 31, 2016 modified in troubled debt restructurings totaled $13.8 million, of which $0.5 million were on nonaccrual status and $13.3 million were performing under restructured terms.

The following table presents loans by segment modified as troubled debt restructurings that occurred during the three months ended March 31, 2017 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial real estate	1	$2,775	$2,775
Residential real estate	1	18	18

Total	2	$2,793	$2,793

There were no charge-offs in connection with a loan modification at the time of modification during three months ended March 31, 2017. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2017.

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

The increase in TDRs was primarily due to six loans secured by New York City taxi medallions totaling $8.0 million that were modified during the first quarter of 2016. Four of these modifications consisted of short-term extensions of the loans’ contractual maturity dates at the pre-existing contractual rate and two of these modifications consisted of interest rate deductions from approximately 3% to 1.3-1.6%. These six loans were accruing prior to modification, while five remained in accrual status post-modification.

The troubled debt restructurings described above increased the allowance for loan and leases losses by $45 thousand during the three months ended March 31, 2016. There were no charge-offs in connection with a loan modification at the time of modification during the three months ended March 31, 2016. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

		March 31, 2017
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Securities:
Available-for-sale:
Federal agency obligations	$56,650	$-	$56,650	$-
Residential mortgage pass-
through securities	104,471	-	104,471	-
Commercial mortgage pass-
through securities	4,185	-	4,185	-
Obligations of U.S. states and
political subdivision	125,006	-	106,906	18,100
Trust preferred securities	4,542	-	4,542	-
Corporate bonds and notes	30,547	-	30,547	-
Asset-backed securities	13,969	-	13,969	-
Certificates of deposit	981	-	981	-
Equity securities	608	608	-	-
Other securities	11,517	11,517	-	-
Total available-for-sale	$352,476	$12,125	$322,251	$18,100
Derivatives	248	-	248	-
Total Assets	$352,724	$12,125	$322,499	$18,100

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
(dollars in thousands)
Recurring fair value measurements:
Assets
Securities:
Available-for-sale:
Federal agency obligations	$52,837	$-	$52,837	$-
Residential mortgage pass-
through securities	72,497	-	72,497	-
Commercial mortgage pass-
through securities	4,209	-	4,209	-
Obligations of U.S. states and
political subdivision	150,605	-	132,387	18,218
Trust preferred securities	5,666	-	5,666	-
Corporate bonds and notes	36,928	-	36,928	-
Asset-backed securities	14,583	-	14,583	-
Certificates of deposit	983	-	983	-
Equity securities	568	568	-	-
Other securities	14,414	14,414	-	-
Total available-for-sale	$353,290	$14,982	$320,090	$18,218
Derivatives	88	-	88	-
Total assets	$353,378	$14,982	$320,178	$18,218

There were no transfers between Level 1 and Level 2 during the quarter ended March 31, 2017 and during the year ended December 31, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. A portion of these loans, taxi medallion loans, have no material observable trading in any market. The approach to determining fair value involved several steps, including a detailed collateral analysis of the underlying medallions, performance projections for individual loans, discounted cash flow modeling and consideration of indicative bids, which at March 31, 2017 did not necessarily contemplate whole loan sales (Level 3).

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

For assets measured at fair value on a non-recurring basis, the fair value measurements at March 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(in thousands)
Commercial real estate	$685	$-	$-	$685

Loans held-for-sale:
Commercial	61,319	-	-	61,319

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(in thousands)
Commercial real estate	$1,099	$-	$-	$1,099

Loans held-for-sale:
Commercial	70,105	-	4,509	65,596
Commercial real estate	7,712	-	7,712	-

Impaired Loans – Collateral dependent impaired loans at March 31, 2017 that required a valuation allowance were $0.8 million with a related valuation allowance of $0.1 million compared to $1.2 million with a related valuation allowance of $0.1 million at December 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value of a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and year ended December 31, 2016 (dollars in thousands):

Municipal
Securities
Beginning balance, January 1, 2017	$18,218
Other(1)	-
Principal paydowns	(118)
Ending balance, March 31, 2017	$18,100

Municipal
Securities
Beginning balance, January 1, 2016	$-
Other(1)	18,335
Principal paydowns	(117)
Ending balance, December 31, 2016	$18,218

(1)	Includes transfers from held-to-maturity to available-for-sale designation

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2017
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range
Securities available-for-sale:
Municipal securities	$18,100	Discounted Cash	Discount Rate	2.8%
		Flows

December 31, 2016
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range
Securities available-for-sale:
Municipal securities	$18,218	Discounted Cash	Discount Rate	2.8%
		Flows

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

March 31, 2017
		Valuation
		Techniques	Unobservable
(dollars in thousands)	Fair Value	(weightings)	Input	Range (weighted average)
Impaired loans:
Commercial real	$685	Appraisals of	Comparable sales	0% - 15% (6%)
estate		collateral value

Loans held-for-sale:
Commercial taxi	$61,319	Market approach	Indications under securitized	37 - 100 (56)
medallion loans		(70%)	transactions expressed as a
			price to unpaid principal
			balance
		Discounted cash
		flows (30%)	Discount Rate	14%

December 31, 2016
		Valuation
		Techniques	Unobservable
(dollars in thousands)	Fair Value	(weightings)	Input	Range (weighted average)
Impaired loans:
Commercial real	$1,099	Appraisals of	Comparable sales	0% - 15% (6%)
estate		collateral value

Loans held-for-sale:
Commercial taxi	$65,596	Market approach	Indications under securitized	40 - 100 (59)
medallion loans		(70%)	transactions expressed as a
			price to unpaid principal
			balance
		Discounted cash
		flows (30%)	Discount Rate	14%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Fair Value of Financial Instruments

FASB ASC 825-10 requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FASB ASC 825-10. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities except for loans held-for-sale and securities available-for-sale. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Company for the purposes of this disclosure.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2017
Financial assets:
Cash and due from banks	$161,869	$161,869	$161,869	$-	$-
Securities available-for-sale	352,476	352,476	12,125	322,251	18,100
Restricted investment in bank stocks	24,985	n/a	n/a	n/a	n/a
Loans held-for-sale	62,255	62,255	-	936	61,319
Net loans	3,544,762	3,554,778	-	-	3,554,778
Derivatives	248	248	-	248	-
Accrued interest receivable	12,701	12,701	-	1,555	11,146

Financial liabilities:
Noninterest-bearing deposits	671,183	671,183	671,183	-	-
Interest-bearing deposits	2,684,294	2,684,132	1,714,491	969,641	-
Borrowings	491,226	492,818	-	492,818	-
Subordinated debentures	54,575	56,040	-	56,040	-
Accrued interest payable	3,783	3,783	-	3,783	-

December 31, 2016
Financial assets:
Cash and due from banks	$200,399	$200,399	$200,399	$-	$-
Securities available-for-sale	353,290	353,290	14,982	320,090	18,218
Restricted investment in bank stocks	24,310	n/a	n/a	n/a	n/a
Loans held-for-sale	78,005	78,005	-	12,409	65,596
Net loans	3,450,088	3,462,138	-	-	3,462,138
Derivatives	88	88	-	88	-
Accrued interest receivable	12,965	12,965	-	2,026	10,939

Financial liabilities:
Noninterest-bearing deposits	694,977	694,977	694,977	-	-
Interest-bearing deposits	2,649,294	2,649,717	1,681,044	968,673	-
Borrowings	476,280	478,286	-	478,286	-
Subordinated debentures	54,534	55,901	-	55,901	-
Accrued interest payable	4,142	4,142	-	4,142	-

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

Note 8. Other Comprehensive Income (Loss)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the periods presented:

			Affected Line item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated		Statement Where Net Income is
Comprehensive Income Components	Other Comprehensive Income/(Loss)		Presented
	Three Months Ended March 31,
	2017	2016
			Net gains on sales of securities
Sale of securities available-for-sale	$1,596	$-	available-for-sale
	(579)	-	Income tax expense
	1,017	-
Amortization of pension plan net
actuarial losses	(103)	(102)	Salaries and employee benefits
	42	41	Income tax benefit
	(61)	(61)

Total reclassification	$956	$(61)

Accumulated other comprehensive loss (net of tax) at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Securities available-for-sale, net of tax	$337	$933
Cash flow hedge, net of tax	147	52
Defined benefit pension and post-retirement plans, net of tax	(3,771)	(3,831)
Total accumulated other comprehensive loss	$(3,287)	$(2,846)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock-Based Compensation

The Company maintains two stock-based compensation plans from which new grants could be issued. The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. Grants under the existing plans can be in the form of stock options (qualified or non-qualified), restricted shares, or performance units. Shares available for grant and issuance under the existing plans as of March 31, 2017 are 68,516 under the 2009 Equity Incentive Plan and 53,431 shares under the North Jersey Community Bancorp Equity Compensation Plan. The Company intends to issue all shares under these plans in the form of newly issued shares.

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

No options were granted during the three months ended March 31, 2017 or 2016.

During quarters ended March 31, 2017 and 2016, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing on January 1 of the year of issuance. Under the grant agreements, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest on the third anniversary of the grant date or on an earlier date in the event of a change in control, as defined in the agreements. At March 31, 2017, the specific number of shares related to performance unit awards that were expected to vest was 151,194, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At March 31, 2017 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 226,791.

Option activity under the Company’s option plans as of and for the three months ended March 31, 2017 were as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2016	354,467	$6.26
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding at March 31, 2017	354,467	$6.26	2.37	$6,377,515
Exercisable at March 31, 2017	350,937	$6.18	2.32	$6,342,180

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock-Based Compensation – (continued)

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount changes based on the fair market value of the Parent Corporation’s stock. There were no options exercised during the three months ended March 31, 2017.

The below table represents information regarding restricted shares currently outstanding at March 31, 2017:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2016	111,273	$16.81
Granted	56,164	23.82
Vested	(65,359)	16.46
Forfeited/cancelled/expired	-	-
Nonvested at March 31, 2017	102,078	$20.35

As of March 31, 2017, there was $1,920,809 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2016	151,572	189,455	$18.47
Awarded	24,891	37,336	22.75
Forfeited	-	-	-
Adjustments	(25,269)	-	18.47
Unearned at March 31, 2017	151,194	226,791	$19.19

At March 31, 2017, compensation cost of $1,216,882 related to non-vested performance unit awards not yet recognized is expected to be recognized over a weighted-average period of 1.6 years.

Effective January 1, 2017, the Company implemented ASU 2016-09,”Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment. Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Included in income tax expense for the first quarter of 2017 is a benefit of $133 thousand which resulted from the effect of implementing ASU 2016-09.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
Interest cost	$119	$128
Expected return on plan assets	(160)	(136)
Net amortization	103	102
Total periodic pension expense	$62	$94

Amortization of actuarial loss	$(101)	$(101)

Total recognized in other comprehensive income	$(101)	$(101)

Total recognized in net periodic expense and other
comprehensive income (before tax)	$(39)	$(7)

Contributions

The Company did not make any contributions during the first quarter of 2017. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2017. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 11 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$476,226	1.55%	$461,280	1.55%

By remaining period to maturity:
Less than 1 year	$281,226	1.11%	$231,280	1.02%
1 year through less than 2 years	105,000	1.96%	130,000	1.84%
2 years through less than 3 years	50,000	1.66%	35,000	1.60%
3 years through less than 4 years	40,000	3.43%	65,000	2.82%
Four to five years	-		-	-
Total FHLB borrowings	$476,226	1.55%	$461,280	1.55%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – FHLB Borrowings – (continued)

Three of the FHLB advances ($2.5 million and $7.5 million each due April 2, 2018, and $5.0 million due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate. The advances at March 31, 2017 were primarily collateralized by approximately $1.3 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At March 31, 2017 the Company had remaining borrowing capacity at FHLB of approximately $748 million.

Note 12 – Securities Sold under Agreements to Repurchase

Repurchase agreements are secured borrowings. The Company pledges securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows for the periods presented:

	March 31,	December 31,	March 31,
(dollars in thousands)	2017	2016	2016
Average daily balance during the year-to-date	$15,000	$15,000	$15,000
Average interest rate during the year-to-date	5.95%	5.95%	5.95%
Maximum month end balance during the year-to-date	$15,000	$15,000	$15,000
Weighted average interest rate during the year-to-date	5.95%	5.95%	5.95%

The table below shows the remaining contractual maturity of agreement by fair value of collateral pledged:

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
(dollars in thousands)	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$-	$-
Residential mortgage pass-through securities	-	-	18,143	-	18,143
Total borrowings	$-	$-	$18,143	$-	$18,143

Amounts related to agreements not included in offsetting disclosure in Note 14:					$3,143

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
(dollars in thousands)	Continuous	Days	30-90 Days	90 Days	Total
Repurchase agreements and
repurchase-to-maturity transactions
U.S. Treasury and agency securities	$-	$-	$-	$-	$-
Residential mortgage pass-through securities	-	-	-	16,826	16,826
Total borrowings	$-	$-	$-	$16,826	$16,826

Amounts related to agreements not included in offsetting disclosure in Note 14:					$1,826

The fair value of securities pledged to secure repurchase agreements may decline. By contractual agreement, the fair value of securities pledged to secure repurchase agreements must meet or exceed the gross outstanding balance by 8%, or be subject to margin calls. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $18.1 million and $16.8 million at March 31, 2017 and December 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2017 was 3.89%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at March 31, 2017 and December 31, 2016.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of March 31, 2017, unamortized costs related to the debt issuance was approximately $580,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective securities account, therefore there is no offsetting or netting of the securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of March 31, 2017 and December 31, 2016:

				Gross Amounts Not Offset
		Gross Amounts	Net Amounts of		Cash or
		Offset in the	Assets Presented in	Financial	Financial
	Gross Amounts	Statement of	the Statement of	Instruments	Instrument	Net
	Recognized	Financial Position	Financial Position	Recognized	Collateral	Amount
	(in thousands)
March 31, 2017
Assets:
Interest rate swaps	$248	$-	$248	$-	$-	$248
Liabilities:
Repurchase
agreements	$15,000	$-	$15,000	$-	$15,000	$-
December 31, 2016
Assets:
Interest rate swaps	$88	$-	$88	$-	$-	$88
Liabilities:
Repurchase
agreements	$15,000	$-	$15,000	$-	$15,000	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2017 and December 31, 2016. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, the other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the evaluation of deferred tax assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

Allowance for Loan Losses and Related Provision

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, individual credit situation and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statements of condition.

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

Other-Than-Temporary Impairment of Securities Available-for-Sale

Securities available-for-sale are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.

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

Fair Value of Securities

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2016 includes additional discussion on the accounting for income taxes.

Operating Results Overview

Net income for the three months ended March 31, 2017 amounted to $11.9 million compared to $10.4 million for the comparable three-month period ended March 31, 2016. The Company’s diluted earnings per share were $0.37 for the three months ended March 31, 2017 as compared with diluted earnings per share of $0.34 for the same three-month period ended March 31, 2016. The increase in net income was attributable to an increase in net interest income, an increase in noninterest income (primarily due to an increase in net gains on sales of securities available for-sale), and a decrease to provision for loan losses, partially offset by an increase in noninterest expenses (primarily due to a valuation allowance related to the loans held-for-sale portfolio).

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and securities available-for-sale) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues. Net interest margin is defined as net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Fully taxable equivalent net interest income for the first quarter of 2017 reflected an increase of $2.0 million, or 6.2%, from the first quarter of 2016, resulting from an 8.7% increase in interest-earning assets, partially offset by a 5 basis-point contraction of the net interest margin to 3.40% from 3.45%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $0.6 million and $1.3 million during the first quarter of 2017 and first quarter of 2016, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.33% in the first quarter of 2017, widening by 2 basis-points from the first quarter of 2016 adjusted net interest margin of 3.31%. The slight increase in the adjusted net interest margin was primarily attributable to improved mix and rates on our interest-earning assets.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2017 and 2016, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2017			2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
			(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$366,473	$3,015	3.34%	$415,481	$3,499	3.39%
Loans (2) (3) (4)	3,549,031	38,308	4.38	3,189,572	35,206	4.44
Federal funds sold and interest-bearing with	115,025	246	0.87	90,712	134	0.59
banks
Restricted investment in bank stocks	22,795	330	5.87	33,193	352	4.26
Total interest-earning assets	4,053,324	41,899	4.19	3,728,958	39,191	4.23
Noninterest-earning assets:
Allowance for loan losses	(26,215)			(27,221)
Other noninterest-earning assets	355,205			332,638
Total assets	$4,382,314			$4,034,375

Interest-bearing liabilities:
Interest-bearing deposits:
Money market deposits	$958,656	$1,515	0.64	$656,557	$812	0.50
Savings deposits	199,000	79	0.16	215,491	157	0.29
Time deposits	963,976	3,091	1.30	807,801	2,535	1.26
Other interest-bearing deposits	549,335	424	0.31	503,896	435	0.35
Total interest-bearing deposits	2,670,967	5,109	0.78	2,183,745	3,939	0.73

Borrowings	442,595	1,985	1.82	684,469	2,413	1.42
Subordinated debentures (5)	55,155	808	5.94	55,155	811	5.91
Capital lease	2,752	41	6.04	2,874	43	6.02
Total interest-bearing liabilities	3,171,469	7,943	1.02	2,926,243	7,206	0.99

Demand deposits	655,597			609,312
Other liabilities	15,705			16,317
Total noninterest-bearing liabilities	671,302			625,629
Stockholders’ equity	539,543			482,503
Total liabilities and stockholders’ equity	$4,382,314			$4,034,375
Net interest income (tax-equivalent basis)		33,956			31,985
Net interest spread (6)			3.17%			3.24%
Net interest margin (7)			3.40%			3.45%
Tax-equivalent adjustment		(815)			(665)
Net interest income		$33,141			$31,320

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include loans held-for-sale and nonaccrual loans.
(5)	Does not reflect netting of debt issuance costs of $580 and $763 as of March 31, 2017 and March 31, 2016, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.0 million in the first quarter of 2017 and $1.2 million in the first quarter of 2016. The first quarter of 2017 included net securities gains of $1.6 million. There were no net securities gains during the first quarter of 2016. Excluding the securities gains, noninterest income increased $0.2 million from the prior year first quarter. The increase from the prior year first quarter was primarily attributable to an increase in deposit, loan and other income and BOLI income. Noninterest income also includes annuities and life insurance commissions.

Noninterest Expenses

Noninterest expenses totaled $18.2 million for the first quarter of 2017, up $3.8 million from $14.4 million for the first quarter of 2016. The increase from the prior year first quarter was mainly attributable to an increase in the taxi medallions loans held-for-sale valuation allowance of $2.6 million. In addition, increases in salaries and employee benefits ($0.6 million), FDIC insurance premiums ($0.3 million), data processing ($0.1 million), marketing and advertising expenses ($0.1 million) and other expense ($0.2 million) contributed to the overall increase in noninterest expenses from the first quarter of 2016. The increases over the prior year first quarter were the result of increased levels of business and staff resulting from organic growth.

Income Taxes

Income tax expense was $4.9 million for the first quarter of 2017, compared to $4.8 million for the first quarter of 2016. Included in income tax expense for the first quarter of 2017 is a benefit of $133 thousand which resulted from the effect of implementing ASU 2016-09, which relates to the recognition of excess tax benefits in the income statement (formerly through equity) that result from employee share-based payment awards. The effective tax rate for the current quarter was 29.3% versus 31.5% for the prior-year quarter. Excluding any changes to the taxi medallion valuation allowance, the effective tax rate for 2017 is expected to be maintained in the low 30% range.

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

					Amount
	March 31, 2017		December 31, 2016		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$541,690	15.1%	$553,576	15.9%	$(12,375)
Commercial real estate	2,326,834	65.1	2,204,710	63.3	122,613
Commercial construction	460,611	12.9	486,228	14.0	(25,617)
Residential real estate	242,883	6.8	232,547	6.7	10,336
Consumer	2,811	0.1	2,380	0.1	431
Gross loans	$3,574,829	100.0%	$3,479,441	100.0%	$95,388

At March 31, 2017, total gross loans amounted to $3.6 billion, an increase of $0.1 billion, or 2.7%, as compared to December 31, 2016. Net loan growth was primarily attributable to multifamily ($85 million), other commercial real estate ($38 million) and residential real estate ($10 million), offset by decreases in construction ($26 million) and commercial and industrial ($12 million).

At March 31, 2017, acquired loans remaining in the loan portfolio totaled $0.6 billion, compared to $0.7 billion as of December 31, 2016.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (the “ALLL”) is to establish a valuation allowance for probable incurred credit losses in the loan portfolio. Additions to the ALLL are made through provisions charged against current operations and through recoveries made on loans previously charged off. The ALLL is maintained at an amount considered adequate by management to provide for probable incurred credit losses inherent in the loan portfolio based upon historical losses and a periodic evaluation of external and portfolio risk factors. In establishing an appropriate ALLL, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. The Company’s analysis of its ALLL also takes into consideration the potential impact that current trends may have on the Company’s borrower base.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase the ALLL based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Future adjustments to the ALLL may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At March 31, 2017, the allowance for loan losses was $26.9 million as compared to $25.7 million at December 31, 2016. Provisions to the allowance for loan losses for the three months ended March 31, 2017 decreased to $1.1 million, from $3.0 million for the same period in 2016. The decrease was primarily a result of lower growth and a reduction of specific reserves when compared to the prior year period.

There were $57 thousand in net recoveries during the three months ended March 31, 2017, compared to $498 thousand in net charge-offs during the three months ended March 31, 2016. The allowance for loan losses as a percentage of total loans amounted to 0.75% at March 31, 2017 compared to 0.74% at December 31, 2016 and 0.89% at March 31, 2016.

The level of the allowance for the respective periods of 2017 and 2016 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2017 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Average total loans at end of period (1)	$3,549,031	$3,189,572

Analysis of the allowance for loan losses:
Balance - beginning of quarter	$25,744	$26,572
Charge-offs:
Commercial	-	(445)
Commercial real estate	(71)	-
Residential real estate	-	(67)
Consumer	(1)	-
Total charge-offs	(72)	(512)
Recoveries:
Commercial	126	1
Commercial real estate	3	13
Residential real estate	-	-
Consumer	-	-
Total recoveries	129	14
Net recoveries (charge-offs)	57	(498)
Provision for loan and losses	1,100	3,000
Balance - end of period	$26,901	$29,074
Ratio of annualized net charge-offs during the period to average loans during the period	(0.01)%	0.06%

Loans receivable	$3,571,663	$3,263,813
Allowance for loan losses as a percent of loans receivable	0.75%	0.89%

(1)	Average total loans at end of period includes loans held-for-sale.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days and still accruing/accreting:

	March 31,	December 31,
	2017	2016
Nonaccrual loans (held-for-investment)	$12,790	$5,734
Nonaccrual loans (held-for-sale)	59,054	63,044
OREO	580	626
Total nonperforming assets (1)	$72,424	$69,404

Performing TDRs	$10,005	$13,338
Loans 90 days or greater past due and
still accruing (non-PCI)	-	-
Loans 90 days or greater past due and
still accruing (PCI)	$5,423	$5,293

(1)	Nonperforming assets are defined as nonaccrual loans (held-for-investment), nonaccrual loans (held-for-sale), and other real estate owned.

Nonaccrual loans (held-for-investment)
to total loans receivable	0.36%	0.16%
Nonperforming assets to total assets	1.62%	1.57%
Nonperforming assets, performing
TDRs, and loans 90 days or greater
past due and still accruing to total
loans	2.42%	2.48%

Securities Portfolio

At March 31, 2017, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset-backed securities and equity securities.

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

For the three months ended March 31, 2017, average securities decreased $49.0 million to approximately $366.5 million, or 9.0% of average interest-earning assets, from approximately $415.5 million, or 11.1% of average interest-earning assets, for the comparable period in 2016.

At March 31, 2017, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $0.3 million as compared with net unrealized gains of $0.9 million at December 31, 2016. The decrease in unrealized gains is predominately attributable to the sales of available-for-sale securities during the three months ended March 31, 2017. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2017 and December 31, 2016 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of March 31, 2017, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 4.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.87%. As of December 31, 2016, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.79%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 2.93%.

Based on our model, which was run as of March 31, 2017, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.35%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.91%. As of December 31, 2016, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.65%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.43%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2017, would decline by 9.13% with an instantaneous rate shock of up 200 basis points, and increase by 3.32% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2016, would decline by 7.97% with an instantaneous rate shock of up 200 basis points, and increase by 2.96% with an instantaneous rate shock of down 100 basis points.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
(dollars in thousands)
+300	$460,808	$ (78,291)	(14.5)	+300	$145,240	$9,091	6.7
+200	489,902	(49,198)	(9.1)	+200	142,498	6,349	4.7
+100	517,761	(21,339)	(4.0)	+100	139,459	3,310	2.4
0	539,100	-	0.0	0	136,149	-	0.0
-100	556,998	17,898	3.3	-100	132,242	(3,907)	(2.9)

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including loans held-for-sale and securities available-for-sale. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Liquidity

Liquidity is a measure of a bank’s ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

At March 31, 2017, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2017, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered securities) were $384.5 million, which represented 8.6% of total assets and 10.0% of total deposits and borrowings, compared to $428.2 million at December 31, 2016, which represented 9.7% of total assets and 11.2% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2017, had the ability to borrow $1.3 billion. In addition, at March 31, 2017, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $12.4 million. At March 31, 2017, the Bank had aggregate available and unused credit of approximately $785 million, which represents the aforementioned facilities totaling $1.4 billion net of $576 million in outstanding borrowings and letters of credit. At March 31, 2017, outstanding commitments for the Bank to extend credit were approximately $616 million.

Cash and cash equivalents totaled $161.9 million on March 31, 2017, decreasing by $38.5 million from $200.4 million at December 31, 2016. Operating activities provided $26.5 million in net cash. Investing activities used $88.7 million in net cash, primarily reflecting an increase in loans. Financing activities provided $23.6 million in net cash, primarily reflecting a net increase of $11.2 million in deposits and a net increase of $15.0 million in borrowings (consisting of $100.0 million in new borrowings offset by notional repayments of $85.0 million).

Deposits

Total deposits increased by $11.2 million, or 0.3%, to $3.4 billion at March 31, 2017, primarily attributable to increases in money market deposits, offset by decreases in interest-bearing demand, noninterest-bearing demand and savings. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	March 31, 2017		December 31, 2016		(Decrease)
	Amount	%	Amount	%	2017 vs. 2016
	(dollars in thousands)
Demand, noninterest-bearing	$671,183	20.0%	$694,977	20.8%	$(23,794)
Demand, interest-bearing & NOW	547,934	16.3	563,740	16.9	(15,806)
Money market	977,357	29.1	911,867	27.3	65,490
Savings	188,790	5.7	205,551	6.1	(16,761)
Time	970,213	28.9	968,136	28.9	2,077
Total deposits	$3,355,477	100.0%	$3,344,271	100.0%	$11,206

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2017 was 3.89%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank on June 30, 2015, and to repay $11.25 million of SBLF preferred issued to the U.S. Treasury on March 11, 2016. Remaining funds were used for general corporate purposes. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

Stockholders’ Equity

The Company’s stockholders’ equity was $540 million at March 31, 2017, an increase of $9 million from December 31, 2016. The increase in stockholders’ equity was primarily attributable to an increase of $9 million in retained earnings. As of March 31, 2017, the Company’s tangible common equity ratio and tangible book value per share were 9.08% and $12.23, respectively. As of December 31, 2016, the tangible common equity ratio and tangible book value per share were 8.93% and $11.96, respectively. Total goodwill and other intangible assets were approximately $149 million as of both March 31, 2017 and December 31, 2016, respectively.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Company believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Company’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
	(in thousands, except for share data)
Stockholders’ equity	$540,277	$531,032
Less: Goodwill and other intangible assets	148,804	148,997
Tangible common stockholders’ equity	$391,473	$382,035

Common stock outstanding at period end	32,004,471	31,948,307

Book value per common share	$16.88	$16.62
Less: Goodwill and other intangible assets	4.65	4.66
Tangible book value per common share	$12.23	$11.96

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2017 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (dollars in thousands).

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$399,437	9.44%	$169,323	4.00%	N/A	N/A
CET I risk-based ratio	394,283	9.79	181,243	4.50	N/A	N/A
Tier 1 risk-based capital	399,437	9.92	241,657	6.00	N/A	N/A
Total risk-based capital	476,338	11.83	322,210	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$444,168	10.50%	$169,270	4.00%	$211,587	5.00%
CET I risk-based ratio	444,168	11.03	181,211	4.50	261,750	6.50
Tier 1 risk-based capital	444,168	11.03	241,615	6.00	322,154	8.00
Total risk-based capital	471,069	11.70	322,154	8.00	402,692	10.00

N/A - not applicable

As of March 31, 2017, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2017 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 2.577% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.448% above the minimum buffer ratio.

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

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: May 5, 2017		Date: May 5, 2017

