Form 10-Q
period 2017-06-30
ConnectOne Bancorp, Inc.
filed 2017-08-04
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: (Title of Class)	32,015,317 shares (Outstanding as of August 2, 2017)

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at June 30, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and for the six months ended June 30, 2016 (unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	58

Item 4.	Controls and Procedures	59

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1a.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

SIGNATURES

2

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(in thousands, except for share data)	2017	2016
	(unaudited)
ASSETS
Cash and due from banks	$54,305	$37,150
Interest-bearing deposits with banks	92,203	163,249
Cash and cash equivalents	146,508	200,399

Securities available-for-sale	402,130	353,290

Loans held-for-sale (net of valuation allowance of $12,325 and $-0-, respectively)	51,124	78,005

Loans receivable	3,761,572	3,475,832
Less: Allowance for loan losses	28,401	25,744
Net loans receivable	3,733,171	3,450,088

Investment in restricted stock, at cost	32,152	24,310
Bank premises and equipment, net	21,630	22,075
Accrued interest receivable	13,194	12,965
Bank owned life insurance	99,777	98,359
Other real estate owned	580	626
Goodwill	145,909	145,909
Core deposit intangibles	2,702	3,088
Other assets	32,403	37,234
Total assets	$4,681,280	$4,426,348
LIABILITIES
Deposits:
Noninterest-bearing	$695,522	$694,977
Interest-bearing	2,734,851	2,649,294
Total deposits	3,430,373	3,344,271
Borrowings	626,173	476,280
Subordinated debentures (net of debt issuance costs of $539 and $621, respectively)	54,616	54,534
Other liabilities	23,945	20,231
Total liabilities	4,135,107	3,895,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 50,000,000 shares; issued 34,079,239 shares at June 30, 2017 and 34,018,731 at December 31, 2016; outstanding 32,015,317 shares at June 30, 2017 and 31,948,307 at December 31, 2016	412,546	412,726
Additional paid-in capital	12,377	11,407
Retained earnings	141,178	126,462
Treasury stock, at cost (2,063,922 common shares at June 30, 2017 and December 31, 2016)	(16,717)	(16,717)
Accumulated other comprehensive loss	(3,211)	(2,846)
Total stockholders’ equity	546,173	531,032
Total liabilities and stockholders’ equity	$4,681,280	$4,426,348

See accompanying notes to unaudited consolidated financial statements.
3

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except for per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$40,632	$36,561	$78,638	$71,578
Interest and dividends on securities:
Taxable	1,799	1,965	3,347	4,105
Tax-exempt	831	996	1,785	1,879
Dividends	290	370	620	722
Interest on federal funds sold and other short-term investments	139	146	385	280
Total interest income	43,691	40,038	84,775	78,564
Interest expense
Deposits	5,495	4,434	10,604	8,373
Borrowings	3,095	3,210	5,929	6,477
Total interest expense	8,590	7,644	16,533	14,850
Net interest income	35,101	32,394	68,242	63,714
Provision for loan losses	1,450	3,750	2,550	6,750
Net interest income after provision for loan losses	33,651	28,644	65,692	56,964
Noninterest income
Annuities and insurance commissions	-	32	39	72
Income on bank owned life insurance	714	616	1,417	1,228
Net gains on sale of loans held-for-sale	49	56	70	92
Deposit, loan and other income	659	763	1,302	1,277
Net gains on sales of securities available-for-sale	-	103	1,596	103
Total noninterest income	1,422	1,570	4,424	2,772
Noninterest expenses
Salaries and employee benefits	8,632	7,753	16,838	15,353
Occupancy and equipment	1,991	2,154	4,246	4,401
FDIC insurance	815	615	1,710	1,210
Professional and consulting	734	700	1,452	1,412
Marketing and advertising	289	250	545	523
Data processing	1,149	1,010	2,298	2,033
Amortization of core deposit intangible	193	217	386	434
Increase in valuation allowance, loans held-for-sale	9,725	-	12,325	-
Other expenses	1,775	1,653	3,752	3,339
Total noninterest expenses	25,303	14,352	43,552	28,705
Income before income tax expense	9,770	15,862	26,564	31,031
Income tax expense	2,087	5,003	7,001	9,781
Net income	7,683	10,859	19,563	21,250
Less: Preferred stock dividends	-	-	-	22
Net income available to common stockholders	$7,683	$10,859	$19,563	$21,228

Earnings per common share:
Basic	$0.24	$0.36	$0.61	$0.71
Diluted	0.24	0.36	0.60	0.70

Dividends per common share	$0.075	$0.075	$0.150	$0.150

See accompanying notes to unaudited consolidated financial statements.
4

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$7,683	$10,859	$19,563	$21,250
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding gains on available-for-sale securities arising during the period	224	1,179	913	2,074
Tax effect	(88)	(464)	(356)	(821)
Net of tax	136	715	557	1,253
Reclassification adjustment for realized gains included in net income	-	(103)	(1,596)	(103)
Tax effect	-	42	579	42
Net of tax	-	(61)	(1,017)	(61)
Amortization of unrealized net losses on held-to-maturity securities transferred from available-for-sale securities	-	44	-	96
Tax effect	-	(18)	-	(39)
Net of tax	-	26	-	57

Unrealized losses on cash flow hedges	(203)	(289)	(43)	(1,725)
Tax effect	82	118	17	704
Net of tax	(121)	(171)	(26)	(1,021)
Unrealized pension plan gains and losses:
Unrealized pension plan losses before reclassifications	-	-	(2)	(1)
Tax effect	-	-	1	-
Net of tax	-	-	(1)	(1)
Reclassification adjustment for realized losses included in net income	103	-	206	102
Tax effect	(42)	-	(84)	(41)
Net of tax	61	-	122	61
Total other comprehensive income (loss)	76	509	(365)	288
Total comprehensive income	$7,759	$11,368	$19,198	$21,538

See accompanying notes to unaudited consolidated financial statements.
5

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	21,250	-	-	21,250
Other comprehensive income, net of tax	-	-	-	-	-	288	288
Dividend on series B preferred stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on common stock ($0.150 per share)	-	-	-	(4,533)	-	-	(4,533)

Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (36,135 shares)	-	-	232	-	-	-	232
Restricted stock grants (75,520 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,105	-	-	-	1,105

Balance as of June 30, 2016	$-	$374,287	$9,864	$121,301	$(16,717)	$(4,321)	$484,414

Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	19,563	-	-	19,563
Other comprehensive loss, net of tax	-	-	-	-	-	(365)	(365)
Cash dividends declared on common stock ($0.150 per share)	-	-	-	(4,847)	-	-	(4,847)

Stock issuance costs	-	(180)	-	-	-	-	(180)
Exercise of stock options (10,846 shares)	-	-	118	-	-	-	118
Restricted stock grants (56,164 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	852	-	-	-	852

Balance as of June 30, 2017	$-	$412,546	$12,377	$141,178	$(16,717)	$(3,211)	$546,173

See accompanying notes to unaudited consolidated financial statements.
6

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$19,563	$21,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,548	1,298
Provision for loan losses	2,550	6,750
Increase in valuation allowance	12,325	-
Amortization of intangibles	386	434
Net accretion of loans	(846)	(2,449)
Accretion on bank premises	(41)	(63)
Accretion on deposits	(12)	(132)
Accretion on borrowings	(107)	(173)
Stock-based compensation	852	1,105
Gains on sales of investment securities, net	(1,596)	(103)
Gains on sales of loans held-for-sale, net	(70)	(92)
Gains on sales of fixed assets, net	(8)	-
Loans originated for resale	(3,891)	(2,797)
Proceeds from sale of loans held-for-sale	8,979	2,529
Net loss (gain) on sale of other real estate owned	82	(210)
Increase in cash surrender value of bank-owned life insurance	(1,417)	(1,228)
Amortization of premiums and accretion of discounts on investments securities, net	1,078	770
Increase in accrued interest receivable	(229)	(181)
Decrease (increase) in other assets	4,869	(6,988)
Increase in other liabilities	4,026	4,734
Net cash provided by operating activities	48,041	24,454
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(117,857)	(68,155)
Sales	29,543	6,573
Maturities, calls and principal repayments	39,313	50,758
Investment securities held-to-maturity:
Purchases	-	(1,000)
Maturities and principal repayments	-	9,972
Net (purchases) redemptions of restricted investment in bank stocks	(7,842)	7,402
Payments on loans held-for-sale	2,379	-
Net increase in loans	(278,208)	(275,305)
Proceeds from sales of fixed assets	8
Purchases of premises and equipment	(1,062)	(1,379)
Proceeds from sale of other real estate owned	544	1,312
Net cash used in investing activities	(333,182)	(269,822)
Cash flows from financing activities
Net increase in deposits	86,114	410,159
Advances of Federal Home Loan Bank (“FHLB”) borrowings	425,000	375,000
Repayments of FHLB borrowings	(260,000)	(550,000)
Repayment of repurchase agreement	(15,000)	-
Cash dividends paid on common stock	(4,802)	(4,533)
Cash dividends paid on preferred stock	-	(22)
Common stock issuance costs	(180)	-
Redemption of preferred stock	-	(11,250)
Proceeds from exercise of stock options	118	232
Net cash provided by financing activities	231,250	219,586
Net change in cash and cash equivalents	(53,891)	(25,782)
Cash and cash equivalents at beginning of period	200,399	200,895
Cash and cash equivalents at end of period	$146,508	$175,113
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$14,643	$14,620
Income taxes	3,065	14,685
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$580	$583
Transfer of loans held-for-sale to loans held-for-maturity	7,159	-

See accompanying notes to unaudited consolidated financial statements.
7

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty other banking offices. Primarily all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrowers’ ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other interim period. The Company’s 2016 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Note 2. New Authoritative Accounting Guidance

ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” ASU No. 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for us on January 1, 2019 and we are currently evaluating this ASU to determine the impact on our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 aims to simplify the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets and still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. Although management continues to evaluate the potential impact of ASU 2017-04 on our consolidated financial statements, at this time, we believe the adoption of this standard will not have a significant impact to our consolidated financial statements.

ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” provides guidance on the following eight specific cash flow issues: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interests in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Although management continues to evaluate the potential impact of ASU 2016-05 on our consolidated financial statements, at this time, we believe the adoption of this standard will not have a significant impact to our consolidated financial statements.

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently in the process of forming a CECL committee that will be assessing our data and system needs, as well as considering the engagement of a third-party vendor to assist in implementation. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for the Company for reporting periods beginning January 1, 2019, with an early adoption permitted. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently leasing seventeen properties as branch locations and is leasing certain office equipment. The adoption of ASU 2016-02 will result in increases to the Company's assets and liabilities. We are currently in the process of evaluating all of our leases for compliance with the new ASU.

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

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Although management continues to evaluate the potential impact of ASU 2014-09 on our consolidated financial statements, at this time, we believe the adoption of this standard will not have a significant impact to our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. The amendments in this update affect the guidance in ASU No. 2014-09 above, which is not yet effective. The effective date will be the same as the effective date of ASU No. 2014-09.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: identifying performance obligations, and the licensing implementation guidance. The amendments in this update are intended to improve the operability and understandability of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09 above, which is not yet effective. The effective date will be the same as the effective date of ASU No. 2014-09.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients.

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The FASB board decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU No. 2014-09 to increase awareness of the proposals and to expedite improvements to ASU No. 2014-09. The amendment affects narrow aspects of the guidance issued in ASU No. 2014-09.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Earnings per Common Share

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards previously granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands, except for per share data)
	2017	2016	2017	2016
Net income available to common stockholders	$7,659	$10,859	$19,499	$21,164
Earnings allocated to participating securities	24	-	64	64
Income attributable to common stock	$7,683	$10,859	$19,563	$21,228
Weighted average common shares outstanding, including participating securities	32,008	30,129	31,991	30,082
Weighted average participating securities	(102)	(112)	(105)	(91)
Weighted average common shares outstanding	31,906	30,017	31,886	29,991
Incremental shares from assumed conversions of options, performance units and restricted shares	350	355	347	340
Weighted average common and equivalent shares outstanding	32,256	30,372	32,233	30,331

Earnings per common share:
Basic	$0.24	$0.36	$0.61	$0.71
Diluted	0.24	0.36	0.60	0.70

There were no antidilutive share equivalents as of June 30, 2017 and June 30, 2016.

Note 4. Securities Available-For-Sale

The Company’s securities are classified as available-for-sale at June 30, 2017 and December 31, 2016. Securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2017 and December 31, 2016. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

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

During the quarter ended September 30, 2016, the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of available-for-sale securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. The transfer enhances liquidity and increases flexibility with regard to asset-liability management and balance sheet composition. As a result of the transfer, the Company believes it has tainted its held-to-maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held-to-maturity within the near future.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables present information related to the Company’s securities at June 30, 2017 and December 31, 2016:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$59,509	$317	$(181)	$59,645
Residential mortgage pass-through securities	140,963	635	(1,198)	140,400
Commercial mortgage pass-through securities	4,120	53	-	4,173
Obligations of U.S. states and political subdivisions	135,181	2,309	(1,136)	136,354
Trust preferred securities	4,576	83	(73)	4,586
Corporate bonds and notes	30,352	252	(316)	30,288
Asset-backed securities	13,293	48	(60)	13,281
Certificates of deposit	622	7	-	629
Equity securities	377	227	-	604
Other securities	12,454	-	(284)	12,170
Total securities available-for-sale	$401,447	$3,931	$(3,248)	$402,130

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$52,826	$282	$(271)	$52,837
Residential mortgage pass-through securities	72,922	519	(944)	72,497
Commercial mortgage pass-through securities	4,186	23	-	4,209
Obligations of U.S. states and political subdivisions	148,747	2,789	(931)	150,605
Trust preferred securities	5,575	242	(151)	5,666
Corporate bonds and notes	36,717	586	(375)	36,928
Asset-backed securities	14,867	2	(286)	14,583
Certificates of deposit	973	10	-	983
Equity securities	376	192	-	568
Other securities	14,739	-	(325)	14,414
Total securities available-for-sale	$351,928	$4,645	$(3,283)	$353,290

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following table presents information for securities at June 30, 2017, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2017
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$5,577	$5,602
Due after one year through five years	29,846	30,058
Due after five years through ten years	39,632	40,261
Due after ten years	168,478	168,862
Residential mortgage pass-through securities	140,963	140,400
Commercial mortgage pass-through securities	4,120	4,173
Equity securities	377	604
Other securities	12,454	12,170
Total	$401,447	$402,130

Gross gains and losses from the sales, calls and maturities of securities for periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Proceeds	$-	$6,573	$29,543	$6,573

Gross gains on sales of securities	-	103	1,596	103
Gross losses on sales of securities	-	-	-	-
Net gains on sales of securities	-	103	1,596	103
Less: tax provision on net gains	-	42	(579)	42

Net gains on sales of securities, after tax	$-	$61	$1,017	$61

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 82 and 84 securities as of June 30, 2017 and December 31, 2016, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not OTTI at June 30, 2017.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities available-for-sale:

Federal agency obligation	$22,344	$(181)	$21,184	$(177)	$1,160	$(4)
Residential mortgage pass-through securities	88,378	(1,198)	86,925	(1,161)	1,453	(37)
Obligations of U.S. states and political subdivisions	58,315	(1,136)	58,315	(1,136)	-	-
Trust preferred securities	1,505	(73)	-	-	1,505	(73)
Corporate bonds and notes	16,292	(316)	7,086	(164)	9,206	(152)
Asset-backed securities	8,249	(60)	-	-	8,249	(60)
Other securities	11,182	(284)	5,905	(61)	5,277	(223)
Total temporarily impaired securities	$206,265	$(3,248)	$179,415	$(2,699)	$26,850	$(549)

	December 31, 2016
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities available-for-sale:

Federal agency obligation	$22,672	$(271)	$21,416	$(262)	$1,256	$(9)
Residential mortgage pass-through securities	50,136	(944)	49,817	(937)	319	(7)
Obligations of U.S. states and political subdivisions	52,307	(931)	52,307	(931)	-	-
Trust preferred securities	1,427	(151)	-	-	1,427	(151)
Corporate bonds and notes	15,930	(375)	7,671	(265)	8,259	(110)
Asset-backed securities	13,404	(286)	3,743	(88)	9,661	(198)
Other securities	11,467	(325)	-	-	11,467	(325)
Total temporarily impaired securities	$167,343	$(3,283)	$134,954	$(2,483)	$32,389	$(800)

Securities having a carrying value of approximately $106.0 million and $121.9 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, Federal Reserve Bank discount window borrowings, Federal Home Loan Bank (“FHLB”) advances and for other purposes required or permitted by law.

As of June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. – Derivatives – (continued)

Interest rate swaps were entered into on April 13, 2017, August 24, 2015, December 30, 2014 and October 15, 2014, and each with a respective notional amount of $25 million and were designated as cash flow hedges of a FHLB advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2017, December 31, 2016 and June 30, 2016 are presented in the following table.

	June 30,	December 31,	June 30,
	2017	2016	2016
	(dollars in thousands)
Notional amount	$100,000	$75,000	$75,000
Weighted average pay rates	1.62%	1.59%	1.58%
Weighted average receive rates	1.08%	0.69%	0.65%
Weighted average maturity	2.97 years	2.8 years	3.3 years
Fair value	$45	$88	$(1,856)

Interest expense recorded on these swap transactions totaled approximately $124,000 and $232,000 for the three and six months ended June 30, 2017, respectively, and $176,000 and $367,000 for the three and six months ended June 30, 2016, respectively.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Six Months Ended June 30, 2017
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(43)	$-	$-

Six Months Ended June 30, 2016
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(1,725)	$-	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$100,000	$45	$75,000	$88

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

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. A portion of these loans, taxi medallion loans, have no material observable trading in any market. Fair value is established with consideration of a range of market participant indications, for all or parts of these loans, and discounted cash flow analyses, which have significant unobservable inputs. See Note 7 for further discussion.

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

TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently defaults, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Purchased Credit-Impaired Loans

The Company acquires groups of loans in conjunction with mergers, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired loans are recorded at their estimated fair value, such that there is no carryover of the seller’s allowance for loan losses (“ALLL”). After acquisition, probable incurred credit losses are recognized by an increase in the ALLL.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans held-for-sale

The following table presents loans held-for-sale by loan segment:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Commercial	$50,891	$70,105
Commercial real estate	-	7,712
Residential real estate	233	188
Total carrying amount	$51,124	$78,005

As of June 30, 2017 and December 31, 2016, the commercial loans held-for-sale segment included the Company’s entire taxi medallion portfolio, with a carrying value of $50.9 million and $65.6 million, net of $12.3 million and $-0- million valuation allowance, respectively.

Activity in the valuation allowance was as follows for the following periods:

	Three Months	Three Months
	Ended	Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands)
Balance at beginning of period	$2,600	$-
Increase in valuation allowance	9,725	-
Balance at end of period	$12,325	$-

	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands)
Balance at beginning of period	$-	$-
Increase in valuation allowance	12,325	-
Balance at end of period	$12,325	$-

Loans receivable

The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Commercial	$610,442	$553,576
Commercial real estate	2,470,957	2,204,710
Commercial construction	431,050	486,228
Residential real estate	251,107	232,547
Consumer	2,005	2,380
Gross loans	3,765,561	3,479,441
Net deferred loan fees	(3,989)	(3,609)
Total loans receivable	$3,761,572	$3,475,832

At June 30, 2017 and December 31, 2016 loan balances of approximately $1.8 billion were pledged to secure borrowings from the FHLB of New York.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Commercial	$7,951	$7,098
Commercial real estate	260	982
Total carrying amount	$8,211	$8,080

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during both the three and six months ended June 30, 2017 and June 30, 2016. No allowances for loan losses were reversed during the three and six months ended June 30, 2017 and 2016.

The accretable yield, or income expected to be collected, on the purchased credit-impaired loans above is as follows for the following periods:

	Three Months	Three Months
	Ended	Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands)
Balance at beginning of period	$2,674	$3,416
Accretion of income	(178)	(183)
Balance at end of period	$2,496	$3,233

	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands)
Balance at beginning of period	$2,860	$3,599
Accretion of income	(364)	(366)
Balance at end of period	$2,496	$3,233

Loans Receivable on Nonaccrual Status

The following tables presents nonaccrual loans included in loans receivable by loan segment as of the periods presented:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Commercial	$1,351	$1,460
Commercial real estate	8,571	1,081
Residential real estate	4,133	3,193
Total loans receivable on nonaccrual status	$14,055	$5,734

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

Credit Quality Indicators

The following table presents information, excluding loans held-for-sale and net deferred loan fees, about the Company’s loan credit quality at June 30, 2017 and December 31, 2016:

	June 30, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$597,308	$3,062	$10,072	$-	$610,442
Commercial real estate	2,421,030	29,352	20,575	-	2,470,957
Commercial construction	425,713	2,816	2,521	-	431,050
Residential real estate	246,830	-	4,277	-	251,107
Consumer	1,953	-	52	-	2,005
Gross loans	$3,692,834	$35,230	$37,497	$-	$3,765,561

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$539,961	$3,255	$10,360	$-	$553,576
Commercial real estate	2,154,343	31,173	19,194	-	2,204,710
Commercial construction	480,319	3,388	2,521	-	486,228
Residential real estate	228,990	-	3,557	-	232,547
Consumer	2,318	-	62	-	2,380
Gross loans	$3,405,931	$37,816	$35,694	$-	$3,479,441

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by segment as of June 30, 2017 and December 31, 2016:

	June 30, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$3,184	$3,197
Commercial real estate	15,380	15,405
Commercial construction	4,271	4,271
Residential real estate	1,192	1,401
Consumer	52	52
Total	$24,079	$24,326

With an allowance recorded
Commercial real estate	$1,926	$2,338	$162

Total
Commercial	$3,184	$3,197	$-
Commercial real estate	17,306	17,743	162
Commercial construction	4,271	4,271	-
Residential real estate	1,192	1,401	-
Consumer	52	52	-
Total (including allowance)	$26,005	$26,664	$162

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$3,637	$4,063
Commercial real estate	18,288	18,288
Commercial construction	5,909	5,909
Residential real estate	1,851	2,055
Consumer	62	62
Total	$29,747	$30,377

With an allowance recorded
Commercial real estate	$1,244	$1,244	$145

Total
Commercial	$3,637	$4,063	$-
Commercial real estate	19,532	19,532	145
Commercial construction	5,909	5,909	-
Residential real estate	1,851	2,055	-
Consumer	62	62	-
Total (including allowance)	$30,991	$31,621	$145

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Impaired loans (no allowance)

Commercial	$3,209	$42	$2,370	$20	$3,230	$81	$2,337	$20
Commercial real estate	15,456	97	16,072	27	14,526	203	15,623	53
Commercial construction	4,263	69	1,426	16	4,266	152	1,911	33
Residential real estate	1,200	2	3,947	5	1,210	4	4,021	10
Consumer	54	-	79	1	56	1	82	2
Total	$24,182	$210	$23,894	$69	$23,288	$441	$23,974	$118

Impaired loans (allowance):

Commercial	$-	$-	$93,260	$784	$-	$-	$88,691	$1,522
Commercial real estate	1,933	33	153	-	1,941	38	153	-
Total	$1,933	$33	$93,413	$784	$1,941	$38	$88,844	$1,522

Total impaired loans:

Commercial	$3,209	$42	$95,630	$804	$3,230	$81	$91,028	$1,542
Commercial real estate	17,389	130	16,225	27	16,467	241	15,776	53
Commercial construction	4,263	69	1,426	16	4,266	152	1,911	33
Residential mortgage	1,200	2	3,947	5	1,210	4	4,021	10
Consumer	54	-	79	1	56	1	82	2

Total	$26,115	$234	$117,307	$853	$25,229	$479	$112,818	$1,640

Included in impaired loans at June 30, 2017 and December 31, 2016 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the aging of gross loans (excluding loans held-for-sale) that are past due at June 30, 2017 and December 31, 2016 by segment:

Aging Analysis

	June 30, 2017
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$454	$18	$5,551	$1,351	$7,374	$603,068	$610,442

Commercial real estate	-	-	-	8,571	8,571	2,462,386	2,470,957

Commercial construction	-	460	-	-	460	430,590	431,050

Residential real estate	-	745	-	4,133	4,878	246,229	251,107

Consumer	7	-	-	-	7	1,998	2,005

Total	$461	$1,223	$5,551	$14,055	$21,290	$3,744,271	$3,765,561

	December 31, 2016
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$475	$18	$4,630	$1,460	$6,583	$546,993	$553,576

Commercial real estate	4,928	1,584	663	1,081	8,256	2,196,454	2,204,710

Commercial construction	-	-	-	-	-	486,228	486,228

Residential real estate	2,131	388	-	3,193	5,712	226,835	232,547

Consumer	-	-	-	-	-	2,380	2,380

Total	$7,534	$1,990	$5,293	$5,734	$20,551	$3,458,890	$3,479,441

Included in the 90 days or greater past due and still accruing/accreting category as of both June 30, 2017 and December 31, 2016 are three purchased credit-impaired loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses (“ALLL”) that are allocated to each loan portfolio segment:

	June 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$162	$-	$-	$-	$-	$162
Collectively evaluated for impairment	7,238	14,227	4,241	985	2	546	27,239
Acquired portfolio	-	1,000	-	-	-	-	1,000
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total ALLL	$7,238	$15,389	$4,241	$985	$2	$546	$28,401

Gross loans
Individually evaluated for impairment	$3,184	$17,306	$4,271	$1,192	$52		$26,005
Collectively evaluated for impairment	579,510	2,003,595	426,779	185,135	1,489		3,196,508
Acquired portfolio	19,797	449,796	-	64,780	464		534,837
Acquired with deteriorated credit quality	7,951	260	-	-	-		8,211
Total gross loans	$610,442	$2,470,957	$431,050	$251,107	$2,005		$3,765,561

	December 31, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$145	$-	$-	$-	$-	$145
Collectively evaluated for impairment	6,632	12,438	4,789	958	3	779	25,599
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total ALLL	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Gross loans
Individually evaluated for impairment	$3,637	$19,532	$5,909	$1,851	$62		$30,991
Collectively evaluated for impairment	517,869	1,621,745	478,865	163,686	1,757		2,783,922
Acquired portfolio	24,972	562,451	1,454	67,010	561		656,448
Acquired with deteriorated credit quality	7,098	982	-	-	-		8,080
Total gross loans	$553,576	$2,204,710	$486,228	$232,547	$2,380		$3,479,441

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan losses (“ALLL”) methodology as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

A summary of the activity in the ALLL is as follows:

	Three Months Ended June 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at March 31, 2017	$6,667	$14,118	$4,574	$1,008	$3	$531	$26,901

Charge-offs	-	-	-	-	(10)	-	(10)

Recoveries	15	45	-	-	-	-	60

Provision	556	1,226	(333)	(23)	9	15	1,450

Balance at June 30, 2017	$7,238	$15,389	$4,241	$985	$2	$546	$28,401

	Three Months Ended June 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at March 31, 2016	$13,097	$10,941	$3,617	$1,074	$4	$341	$29,074

Charge-offs	(72)	-	-	-	(5)	-	(77)

Recoveries	1	12	-	2	1	-	16

Provision	2,522	418	423	15	4	368	3,750

Balance at June 30, 2016	$15,548	$11,371	$4,040	$1,091	$4	$709	$32,763

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

	Six Months Ended June 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Charge-offs	-	(71)	-	-	(11)	-	(82)

Recoveries	141	48	-	-	-	-	189

Provision	465	2,829	(548)	27	10	(233)	2,550

Balance at June 30, 2017	$7,238	$15,389	$4,241	$985	$2	$546	$28,401

	Six Months Ended June 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Charge-offs	(517)	-	-	(67)	(5)	-	(589)

Recoveries	2	25	-	2	1	-	30

Provision	5,114	420	787	180	4	245	6,750

Balance at June 30, 2016	$15,548	$11,371	$4,040	$1,091	$4	$709	$32,763

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

At June 30, 2017, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table presents a rollforward of TDRs and the related changes to the allowance for loan losses (“ALLL”) that occurred for the periods presented:

	Six Months Ended		Year Ended
	June 30, 2017		December 31, 2016
	(dollars in thousands)
	Recorded		Recorded
	Investment	ALLL	Investment	ALLL

Troubled Debt Restructurings

Beginning balance	$13,818	$-	$86,629	$4,500
Additions	3,079	-	26,325	8,250
Payoffs/paydowns	(1,226)	-	(2,616)	-
Transfers	(580)	-	(96,520)	-
Other	-	-	-	(12,750)
Ending balance	$15,091	$-	$13,818	$-

TDRs totaled $15.1 million at June 30, 2017, of which $4.9 million were on nonaccrual status and $10.2 million were performing under restructured terms. At December 31, 2016, TDRs, totaled $13.8 million, of which $0.5 million were on nonaccrual status and $13.3 million were performing under restructured terms. TDRs as of June 30, 2017 did not increase the ALLL during the three and six months ended June 30, 2017. There were no charge-offs in connection with a loan modification at the time of modification during the three or six months ended June 30, 2017. There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2017.

TDRs totaled $99.2 million at June 30, 2016, of which $1.4 million were on nonaccrual status and $97.8 million were performing troubled debt restructurings. The Company had allocated $7.8 in specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of June 30, 2016. TDRs as of June 30, 2016 increased the ALLL by $1.5 and $3.3 million during the three and six months ended June 30, 2016, respectively.

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

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2016 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:	(dollars in thousands)
Commercial	12	$12,018	$12,018
Commercial real estate	1	575	575
Commercial construction	-	-	-
Residential real estate	-	-	-
Consumer	-	-	-

Total	13	$12,593	$12,593

Included in the above TDRs were eight loans secured by 15 New York City taxi medallions totaling $10.1 million. These loan modifications included interest rate reductions and maturity extensions. All eight loans were accruing prior to modification, while seven remained in accrual status post-modification.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The TDRs described above increased the allowance for loan losses by $108 thousand during the six months ended June 30, 2016. There were no charge-offs in connection with a loan modification at the time of modification during the three and six months ended June 30, 2016. There were no TDRs for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:

		June 30, 2017
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Recurring fair value measurements:
Assets
Securities:
Available-for-sale:
Federal agency obligations	$59,645	$-	$59,645	$-
Residential mortgage pass-through securities	140,400	-	140,400	-
Commercial mortgage pass-through securities	4,173	-	4,173	-
Obligations of U.S. states and political subdivisions	136,354	-	118,371	17,983
Trust preferred securities	4,586	-	4,586	-
Corporate bonds and notes	30,288	-	30,288	-
Asset-backed securities	13,281	-	13,281	-
Certificates of deposit	629	-	629	-
Equity securities	604	604	-	-
Other securities	12,170	12,170	-	-
Total available-for-sale	$402,130	$12,774	$371,373	$17,983
Derivatives	45	-	45	-
Total Assets	$402,175	$12,774	$371,418	$17,983

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2016
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Recurring fair value measurements:
Assets
Securities:
Available-for-sale:
Federal agency obligations	$52,837	$-	$52,837	$-
Residential mortgage pass-through securities	72,497	-	72,497	-
Commercial mortgage pass-through securities	4,209	-	4,209	-
Obligations of U.S. states and political subdivisions	150,605	-	132,387	18,218
Trust preferred securities	5,666	-	5,666	-
Corporate bonds and notes	36,928	-	36,928	-
Asset-backed securities	14,583	-	14,583	-
Certificates of deposit	983	-	983	-
Equity securities	568	568	-	-
Other securities	14,414	14,414	-	-
Total available-for-sale	$353,290	$14,982	$320,090	$18,218
Derivatives	88	-	88	-
Total assets	$353,378	$14,982	$320,178	$18,218

There were no transfers between Level 1 and Level 2 during the quarter ended June 30, 2017 and during the year ended December 31, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. A portion of these loans, taxi medallion loans, have no material observable trading in any market. The approach to determining fair value involved several steps, including a detailed collateral analysis of the underlying medallions, performance projections for individual loans, discounted cash flow modeling and consideration of indicative bids, which at June 30, 2017 did not necessarily contemplate whole loan sales (Level 3).

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

For assets measured at fair value on a non-recurring basis, the fair value measurements at June 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,432	$-	$-	$1,432

Loans held-for-sale:
Commercial	50,891	-	-	50,891

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,099	$-	$-	$1,099

Loans held-for-sale:
Commercial	70,105	-	4,509	65,596
Commercial real estate	7,712	-	7,712	-

Impaired loans – Collateral dependent impaired loans at June 30, 2017 that required a valuation allowance were $0.8 million with a related valuation allowance of $0.1 million compared to $1.2 million with a related valuation allowance of $0.1 million at December 31, 2016.

Loans held-for-sale – Loans held-for-sale at June 30, 2017 that required a valuation allowance were $63.2 million with a related valuation allowance of $12.3 million compared to $65.6 million with no valuation allowance at December 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and year ended December 31, 2016:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2017	$18,218
Other(1)	-
Principal paydowns	(235)
Ending balance, June 30, 2017	$17,983

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2016	$-
Other(1)	18,335
Principal paydowns	(117)
Ending balance, December 31, 2016	$18,218

(1) Includes transfers from held-to-maturity to available-for-sale designation

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2017

		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$ 17,983	Discounted Cash	Discount Rate	2.8%
Flows

December 31, 2016
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$ 18,218	Discounted Cash	Discount Rate	2.8%
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

June 30, 2017

		Valuation
		Techniques	Unobservable
Type	Fair Value	(weightings)	Input	Range (weighted average)
		(dollars in thousands)
Impaired loans:
Commercial real estate	$1,432	Appraisals of collateral value	Comparable sales	0% - 15% (6%)

Loans held-for-sale:
Commercial taxi medallion loans	$50,891	Market approach	Indications expressed	37 - 100 (45)
		(70%)	as a price to unpaid
			principal balance
		Discounted cash
		flows (30%)	Discount Rate	14%

December 31, 2016
		Valuation
		Techniques	Unobservable
Type	Fair Value	(weightings)	Input	Range (weighted average)
		(dollars in thousands)
Impaired loans:
Commercial real estate	$1,099	Appraisals of	Comparable sales	0% - 15% (6%)
		collateral value

Loans held-for-sale:
Commercial taxi medallion loans	$65,596	Market approach	Indications under securitized	40 - 100 (59)
		(70%)	transactions expressed as a
			price to unpaid principal balance
		Discounted cash
		flows (30%)	Discount Rate	14%

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and December 31, 2016:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
June 30, 2017
Financial assets:
Cash and due from banks	$146,508	$146,508	$146,508	$-	$-
Securities available-for-sale	402,130	402,130	12,774	371,373	17,983
Restricted investment in bank stocks	32,152	n/a	n/a	n/a	n/a
Loans held-for-sale	51,124	51,124	-	233	50,891
Net loans	3,733,171	3,740,586	-	-	3,740,586
Derivatives	45	45	-	45	-
Accrued interest receivable	13,194	13,194	-	1,744	11,450

Financial liabilities:
Noninterest-bearing deposits	695,522	695,522	695,522	-	-
Interest-bearing deposits	2,734,851	2,735,530	1,753,548	981,982	-
Borrowings	626,173	627,854	-	627,854	-
Subordinated debentures	54,616	56,542	-	56,542	-
Accrued interest payable	6,044	6,044	-	6,044	-

December 31, 2016
Financial assets:
Cash and due from banks	$200,399	$200,399	$200,399	$-	$-
Securities available-for-sale	353,290	353,290	14,982	320,090	18,218
Restricted investment in bank stocks	24,310	n/a	n/a	n/a	n/a
Loans held-for-sale	78,005	78,005	-	12,409	65,596
Net loans	3,450,088	3,462,138	-	-	3,462,138
Derivatives	88	88	-	88	-
Accrued interest receivable	12,965	12,965	-	2,026	10,939

Financial liabilities:
Noninterest-bearing deposits	694,977	694,977	694,977	-	-
Interest-bearing deposits	2,649,294	2,649,717	1,681,044	968,673	-
Borrowings	476,280	478,286	-	478,286	-
Subordinated debentures	54,534	55,901	-	55,901	-
Accrued interest payable	4,142	4,142	-	4,142	-

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

Note 8. Other Comprehensive Income (Loss)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the periods presented:

					Affected Line item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated		Amounts Reclassified from Accumulated		Statement Where Net Income is
Comprehensive Income Components	Other Comprehensive Income/(Loss)		Other Comprehensive Income/(Loss)		Presented
	(dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

					Net gains on sales of securities
Sale of securities available-for-sale	$-	$(103)	$1,596	$103	available for sale
	-	42	(579)	(42)	Income tax expense
	-	(61)	1,017	61
Amortization of pension plan net actuarial losses	(103)	-	(206)	(102)	Salaries and employee benefits
	42	-	84	41	Income tax benefit
	(61)	-	(122)	(61)

Total reclassification	$(61)	$(61)	$895	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Other Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive (loss) income (net of tax) at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Securities available-for-sale	$473	$933
Cash flow hedge	26	52
Defined benefit pension and post-retirement plans	(3,710)	(3,831)
Total accumulated other comprehensive loss	$(3,211)	$(2,846)

Note 9. Stock-Based Compensation

In 2017, the Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2017. The maximum number of shares of common stock or equivalents, which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2017 are 750,000. The Company intends to issue all shares under this plan in the form of newly issued shares.

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

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are handled on a case-by-case basis

No options or performance units were granted during the three months ended June 30, 2017 or 2016. A total of 1,000 restricted shares were granted during the quarter to one individual who joined the company during the three months ended June 30, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock-Based Compensation – (continued)

Option activity under the Company’s option plans as of and for the six months ended June 30, 2017 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2016	358,367	$6.26
Granted	-	-
Exercised	(10,846)	13.44
Forfeited/cancelled/expired	-	-
Outstanding at June 30, 2017	347,521	$6.11	2.20	$5,711,643
Exercisable at June 30, 2017	343,991	$6.03	2.16	$5,682,309

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount changes based on the fair market value of the Parent Corporation’s stock.

The below table represents information regarding restricted shares currently outstanding at June 30, 2017:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2016	111,273	$16.81
Granted	56,164	23.82
Vested	(65,359)	16.46
Forfeited/cancelled/expired	-	-
Nonvested at June 30, 2017	102,078	$20.41

As of June 30, 2017, there was $1,694,035 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 1.7 years.

At June 30, 2017, the specific number of shares related to performance unit awards that were expected to vest was 151,194, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At June 30, 2017 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 226,791.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2016	151,572	189,455	$18.47
Awarded	24,891	37,336	22.75
Forfeited	-	-	-
Adjustments	(25,269)	-	18.47
Unearned at June 30, 2017	151,194	226,791	$19.19

At June 30, 2017, compensation cost of $1,051,067 related to non-vested performance unit awards not yet recognized is expected to be recognized over a weighted-average period of 1.3 years.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock-Based Compensation – (continued)

Effective January 1, 2017, the Company implemented ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment. Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Included in income tax expense for the three and six months ended June 30, 2017 is a benefit of $47 thousand and $180 thousand, respectively, which resulted from the effect of implementing ASU 2016-09.

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Interest cost	$120	$129	$239	$257
Expected return on plan assets	(160)	(155)	(320)	(291)
Net amortization	103	102	206	204
Recognized settlement loss	-	-	-	-
Net periodic pension cost	$63	$76	$125	$170

Amortization of actuarial loss	$(103)	$-	$(204)	$(101)

Total recognized in other comprehensive income	$(103)	$-	$(204)	$(101)

Total recognized in net expense and OCI (before tax)	$(40)	$76	$(79)	$69

Contributions

The Company did not make any contributions during the six months ended June 30, 2017. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2017. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 11 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$626,173	1.56%	$461,280	1.55%

By remaining period to maturity:
Less than 1 year	$446,173	1.30%	$231,280	1.02%
1 year through less than 2 years	115,000	1.85%	130,000	1.84%
2 years through less than 3 years	25,000	1.85%	35,000	1.60%
3 years through less than 4 years	40,000	3.43%	65,000	2.82%
4 years through 5 years	-	-	-	-
Total FHLB borrowings	$626,173	1.56%	$461,280	1.55%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – FHLB Borrowings – (continued)

Three of the FHLB notes ($2.5 million and $7.5 million each due April 2, 2018, and $5.0 million due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate. The advances at June 30, 2017 were primarily collateralized by approximately $1.3 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At June 30, 2017 the Company had remaining borrowing capacity of approximately $721 million at FHLB.

Note 12 – Securities Sold Under Agreements to Repurchase

Repurchase agreements are secured borrowings. The Company pledges securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows for the periods presented:

	June 30,	December 31,	June 30,
	2017	2016	2016
	(dollars in thousands)
Average daily balance during the year-to-date	$13,674	$15,000	$15,000
Average interest rate during the year-to-date	5.95%	5.95%	5.95%
Maximum month end balance during the year-to-date	$15,000	$15,000	$15,000
Weighted average interest rate during the year-to-date	5.95%	5.95%	5.95%

As of June 30, 2017, there were no repurchase agreements outstanding. The previous outstanding repurchase agreement of $15.0 million was repaid on June 15, 2017.

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater Than
	Continuous	Days	31-90 Days	90 Days	Total
	(dollars in thousands)
Repurchase agreements & repurchase-to-maturity transaction
U.S. Treasury and agency securities	$-	$-	$-	$-	$-
Residential mortgage pass-through securities	-	-	-	16,826	16,826
Total borrowings	$-	$-	$-	$16,826	$16,826

Amounts related to agreements not included in offsetting disclosure in Note 14:					$1,826

The fair value of securities pledged to secure repurchase agreements may decline. By contractual agreement, the fair value of securities pledged to secure repurchase agreements must meet or exceed the gross outstanding balance by 8%, or be subject to margin calls. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $-0- and $16.8 million at June 30, 2017 and December 31, 2016, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2017 was 4.02%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at June 30, 2017 and December 31, 2016.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of June 30, 2017, unamortized costs related to the debt issuance was approximately $539,000.

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

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective securities account, therefore there is no offsetting or netting of the securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of June 30, 2017 and December 31, 2016:

				Gross Amounts Not Offset
		Gross Amounts	Net Amounts of		Cash or
		Offset in the	Assets Presented in	Financial	Financial
	Gross Amounts	Statement of	the Statement of	Instruments	Instrument	Net
	Recognized	Financial Position	Financial Position	Recognized	Collateral	Amount
	(dollars in thousands)
June 30, 2017
Assets:
Interest rate swaps	$45	$-	$45	$-	$-	$45
Liabilities:
Repurchase agreements	$-	$-	$-	$-	$-	$-
December 31, 2016
Assets:
Interest rate swaps	$88	$-	$88	$-	$-	$88
Liabilities:
Repurchase agreements	$15,000	$-	$15,000	$-	$15,000	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2017 and December 31, 2016. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses (“ALLL”) represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the ALLL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, individual credit situation and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statements of condition.

The evaluation of the adequacy of the ALLL includes, among other factors, an analysis of historical loss rates by loan category applied to current loan totals. However, actual loan losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The ALLL is established through a provision for loan losses charged to expense. Management believes that the current ALLL will be adequate to absorb loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the ALLL may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Operating Results Overview

Net income available to common stockholders for the three months ended June 30, 2017 amounted to $7.7 million compared to $10.9 million for the comparable three month period ended June 30, 2016. The Company’s diluted earnings per share were $0.24 for the three months ended June 30, 2017 as compared with diluted earnings per share of $0.36 for the comparable three month period ended June 30, 2016. The decrease in net income available to common stockholders and diluted earnings per share was primarily attributable to an increase in noninterest expenses, which was primarily the result of an increase in a valuation allowance related to loans held-for-sale, offset by an increase in net interest income, a decrease in provision for loan losses and a decrease in income tax expense.

Net income available to common stockholders for the six months ended June 30, 2017 amounted to $19.6 million compared to $21.2 million for the comparable six month period ended June 30, 2016. The Company’s diluted earnings per share were $0.60 for the six months ended June 30, 2017 as compared with diluted earnings per share of $0.70 for the comparable six-month period ended June 30, 2016. The decrease in net income available to common stockholders and diluted earnings per share was primarily attributable to an increase in noninterest expenses, which was primarily the result of an increase in a valuation allowance related to loans held-for-sale, offset by an increase in net interest income, a decrease in provision for loan losses, a decrease in income tax expense and an increase in noninterest income.

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

Fully taxable equivalent net interest income for the three months ended June 30, 2017 was $35.8 million, an increase of $2.7 million, or 8.2%, from the three months ended June 30, 2016, resulting from an increase in average interest-earning assets of 6.5% and the widening of the net interest margin by 5 basis-points to 3.45% from 3.40%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $0.3 million and $1.2 million during the three months ended June 30, 2017 and 2016, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.42% in the second quarter of 2017, widening by 14 basis-points from the second quarter of 2016 adjusted net interest margin of 3.28%. The increase in the adjusted net interest margin was primarily attributable to higher yields on loans and an improved asset-mix, partially offset by lower yields on securities and an increased cost in deposit funding.

Fully taxable equivalent net interest income for the six months ended June 30, 2017 was $69.8 million, an increase of $4.7 million, or 7.2%, from the six months ended June 30, 2016, resulting from an increase in average interest-earning assets of 7.5% due to significant organic loan growth. Net interest margin was 3.42% for both the six months ended June 30, 2017 and 2016. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.0 million and $2.6 million during the six months ended June 30, 2017 and 2016, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.38% for the six months ended June 30, 2017, widening by 9 basis-points from the six months ended June 30, 2016 adjusted net interest margin of 3.29%. The increase in the adjusted net interest margin was primarily attributable to higher yields on loans and an improved asset-mix, partially offset by lower yields on securities and an increased cost in deposit funding.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2017 and 2016, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2017			2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$390,462	$3,079	3.16%	$418,270	$3,497	3.36%
Loans receivable and loans held-for-sale (2) (3) (4)	3,699,355	40,921	4.44	3,334,057	36,743	4.43
Federal funds sold and interest-bearing with banks	52,099	139	1.07	128,994	146	0.45
Restricted investment in bank stocks	26,428	290	4.40	31,481	370	4.72
Total interest-earning assets	4,168,344	44,429	4.28	3,912,802	40,756	4.19
Noninterest-earning assets:
Allowance for loan losses	(27,355)			(29,924)
Other noninterest-earning assets	354,584			329,429
Total assets	$4,495,573			$4,212,307

Interest-bearing liabilities:
Interest-bearing deposits:
Money market deposits	$944,646	1,609	0.68	$791,845	692	0.50
Savings deposits	186,033	75	0.16	215,267	156	0.29
Time deposits	976,012	3,311	1.36	889,561	2,857	1.29
Other interest-bearing deposits	582,196	500	0.34	528,954	429	0.33
Total interest-bearing deposits	2,688,887	5,495	0.82	2,425,627	4,434	0.74

Borrowings	514,161	2,244	1.75	639,054	2,355	1.48
Subordinated debentures (5)	55,155	810	5.89	55,155	812	5.92
Capital lease	2,720	41	6.05	2,844	43	6.04
Total interest-bearing liabilities	3,260,923	8,590	1.06	3,122,680	7,644	0.98

Demand deposits	667,461			581,743
Other liabilities	17,441			24,365
Total noninterest-bearing liabilities	684,902			606,108
Stockholders’ equity	549,748			483,519
Total liabilities and stockholders’ equity	$4,495,573			$4,212,307
Net interest income (tax-equivalent basis)		35,839			33,112
Net interest spread (6)			3.22%			3.21%
Net interest margin (7)			3.45%			3.40%
Tax-equivalent adjustment		(738)			(718)
Net interest income		$35,101			$32,394

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include loans held-for-sale and nonaccrual loans.
(5)	Does not reflect netting of debt issuance costs of $580 and $763 as of June 30, 2017 and June 30, 2016, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2017			2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$378,533	$6,093	3.25%	$416,875	$6,996	3.38%
Loans receivable and loans held-for-sale (2) (3) (4)	3,624,608	79,229	4.41	3,261,744	71,950	4.44
Federal funds sold and interest-bearing with banks	83,388	385	0.93	113,900	280	0.49
Restricted investment in bank stocks	24,622	620	5.08	32,337	722	4.49
Total interest-earning assets	4,111,151	86,327	4.23	3,824,856	79,948	4.20
Noninterest-earning assets:
Allowance for loan losses	(26,788)			(28,573)
Other noninterest-earning assets	355,859			327,446
Total assets	$4,440,222			$4,123,729

Interest-bearing liabilities:
Interest-bearing deposits:
Money market deposits	$951,612	3,124	0.66	$722,454	1,804	0.50
Savings deposits	192,481	154	0.16	215,379	313	0.29
Time deposits	970,027	6,403	1.33	846,684	5,392	1.28
Other interest-bearing deposits	565,856	924	0.33	516,425	864	0.34
Total interest-bearing deposits	2,679,976	10,605	0.80	2,302,939	8,373	0.73

Borrowings	478,575	4,228	1.78	661,761	4,769	1.45
Subordinated debentures (5)	55,155	1,618	5.92	55,155	1,622	5.92
Capital lease	2,736	82	6.06	2,859	86	6.04
Total interest-bearing liabilities	3,216,442	16,533	1.04	3,022,714	14,850	0.99

Demand deposits	661,562			595,528
Other liabilities	17,544			22,476
Total noninterest-bearing liabilities	679,106			618,004
Stockholders’ equity	544,674			483,011
Total liabilities and stockholders’ equity	$4,440,222			$4,123,729
Net interest income (tax-equivalent basis)		69,794			65,098
Net interest spread (6)			3.19%			3.22%
Net interest margin (7)			3.42%			3.42%
Tax-equivalent adjustment		(1,552)			(1,384)
Net interest income		$68,242			$63,714

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include loans held-for-sale and nonaccrual loans.
(5)	Does not reflect netting of debt issuance costs of $586 and $714 as of June 30, 2017 and June 30, 2016, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.4 million for the three months ended June 30, 2017, compared with $1.6 million for the three months ended June 30, 2016. There were no net securities gains/(losses) for the three months ended 2017 and $0.1 million for the three months ended June 30, 2016. Excluding the securities gains, noninterest income remained flat when compared to the prior year second quarter. Noninterest income also includes bank owned life insurance and deposit, loan and other income for the three month periods.

Noninterest income totaled $4.4 million for the six months ended June 30, 2017, compared with $2.8 million for the six months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, there were $1.6 million and $0.1 million of net securities gains, respectively. Excluding the securities gains, noninterest income remained flat when compared to the prior year six month period. Noninterest income also includes annuities and insurance commissions, bank owned life insurance and deposit, loan and other income for the six month periods.

Noninterest Expenses

Noninterest expenses totaled $25.3 million for the three months ended June 30, 2017, compared to $14.4 million for the three months ended June 30, 2016. The increase from the prior year period was mainly attributable to an increase in the taxi medallions loans held-for-sale valuation allowance of $9.7 million. In addition, increases in salaries and employee benefits ($0.9 million), FDIC insurance premiums ($0.2 million), data processing ($0.1 million) and other expense ($0.1 million), partially offset by decreases in occupancy and equipment expenses ($0.2 million) contributed to the overall increase in noninterest expenses from the prior year second quarter. The increases over the prior year second quarter (excluding the valuation allowance on the taxi medallions) were the result of increased levels of business and staff resulting from organic growth.

Noninterest expenses totaled $43.6 million for the six months ended June 30, 2017, compared to $28.7 million for the six months ended June 30, 2016. The increase from the prior year period was mainly attributable to an increase in the taxi medallions loans held-for-sale valuation allowance of $12.3 million. In addition, increases in salaries and employee benefits ($1.5 million), FDIC insurance premiums ($0.5 million), data processing ($0.3 million) and other expense ($0.4 million), partially offset by decreases in occupancy and equipment expenses ($0.2 million) contributed to the overall increase in noninterest expenses from the prior year six month period. The increases over the prior year six month period (excluding the valuation allowance on the taxi medallions) were the result of increased levels of business and staff resulting from organic growth.

Income Taxes

Income tax expense was $2.1 million for the three months ended June 30, 2017, compared to $5.0 million for the three months ended June 30, 2016. Included in income tax expense for the three months ended June 30, 2017 is a benefit of $47 thousand which resulted from the effect of implementing ASU 2016-09, which relates to the recognition of excess tax benefits in the income statement (formerly through equity) that result from employee share-based payment awards. The effective tax rate for the current quarter was 21.4% versus 31.5% for the prior-year quarter.

Income tax expense was $7.0 million for the six months ended June 30, 2017, compared to $9.8 million for the six months ended June 30, 2016. Included in income tax expense for the six months ended June 30, 2017 is a benefit of $180 thousand which resulted from the effect of implementing ASU 2016-09, which relates to the recognition of excess tax benefits in the income statement (formerly through equity) that result from employee share-based payment awards. The effective tax rate for the six months ended June 30, 2017 was 26.4% versus 31.5% for the prior-year period. Excluding any changes to the taxi medallion valuation allowance, the effective tax rate for 2017 is expected to be maintained in the low 30% range.

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

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

					Amount
	June 30, 2017		December 31, 2016		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$610,442	16.2%	$553,576	15.9%	$56,866
Commercial real estate (includes multifamily)	2,470,957	65.6	2,204,710	63.3	266,247
Commercial construction	431,050	11.4	486,228	14.0	(55,178)
Residential real estate	251,107	6.7	232,547	6.7	18,560
Consumer	2,005	0.1	2,380	0.1	(375)
Gross loans	$3,765,561	100.0%	$3,479,441	100.0%	$286,120

At June 30, 2017, total gross loans amounted to $3.8 billion, an increase of $0.3 billion, or 8.2%, as compared to December 31, 2016. Net loan growth was primarily attributable to multifamily (included in commercial real estate) ($202 million), other commercial real estate ($64 million), commercial ($57 million) and residential real estate ($19 million), offset by a decrease in construction ($55 million).

At June 30, 2017, acquired loans remaining in the loan portfolio totaled $0.5 billion, compared to $0.7 billion as of December 31, 2016.

Allowance for Loan Losses and Related Provision

The purpose of the ALLL (“ALLL”) is to establish a valuation allowance for probable incurred credit losses in the loan portfolio. Additions to the ALLL are made through provisions charged against current operations and through recoveries made on loans previously charged off. The ALLL is maintained at an amount considered adequate by management to provide for probable incurred credit losses inherent in the loan portfolio based upon historical losses and a periodic evaluation of external and portfolio risk factors. In establishing an appropriate ALLL, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. The Company’s analysis of its ALLL also takes into consideration the potential impact that current trends may have on the Company’s borrower base.

Although management uses the best information available, the level of the ALLL remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to increase the ALLL based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Future adjustments to the ALLL may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At June 30, 2017, the ALLL was $28.4 million as compared to $25.7 million at December 31, 2016. Provisions to the ALLL for the three and six months ended June 30, 2017 totaled $1.5 million and $2.6 million, respectively, compared to $3.8 million and $6.8 million for the same periods in 2016. The decrease from the prior year quarter and prior year six month period was largely attributable to decreases in specific reserves.

There were $(50) thousand in net recoveries and $61 thousand in net charge-offs during the three months ended June 30, 2017 and 2016, respectively. There were $(107) thousand in net recoveries and $559 thousand in net charge-offs during the six months ended June 30, 2017 and June 30, 2016, respectively. The ALLL as a percentage of total loans amounted to 0.76% at June 30, 2017 compared to 0.74% at December 31, 2016 and 0.97% at June 30, 2016.

The level of the allowance for the respective periods of 2017 and 2016 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at June 30, 2017 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ALLL are presented in the following table for the periods indicated.

	Six Months Ended
	June 30,
	2017	2016
	(dollars in thousands)
Average total loans at end of period (1)	$3,624,608	$3,261,744

Analysis of the ALLL:
Balance - beginning of quarter	$25,744	$26,572
Charge-offs:
Commercial	-	(517)
Commercial real estate	(71)	-
Residential real estate	-	(67)
Consumer	(11)	(5)
Total charge-offs	(82)	(589)
Recoveries:
Commercial	141	2
Commercial real estate	48	25
Residential real estate	-	2
Consumer	-	1
Total recoveries	189	30
Net recoveries (charge-offs)	107	(559)
Provision for loan and losses	2,550	6,750
Balance - end of period	$28,401	$32,763
Ratio of annualized net charge-offs during the period to average loans during the period	(0.01)%	0.07%

Loans receivable	$3,761,572	$3,375,620
ALLL as a percentage of loans receivable	0.76%	0.97%

(1)	Average total loans at end of period includes loans held-for-sale.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing/accreting:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans (held-for-investment)	$14,055	$5,734
Nonaccrual loans (held-for-sale)	48,884	63,044
OREO	580	626
Total nonperforming assets (1)	$63,519	$69,404

Performing TDRs	$10,221	$13,338
Loans 90 days or greater past due and still accruing (non-PCI)	-	-
Loans 90 days or greater past due and still accruing/accreting (PCI)	$5,551	$5,293

(1)	Nonperforming assets are defined as nonaccrual loans (held-for-investment), nonaccrual loans (held-for-sale), and other real estate owned.

Nonaccrual loans (held-for-investment) to total loans receivable	0.37%	0.16%
Nonperforming assets to total assets	1.36%	1.57%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans	2.08%	2.48%

Securities Portfolio

At June 30, 2017, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset-backed securities and equity securities.

During the quarter ended September 30, 2016, the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of available-for-sale securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. This transfer will enhance liquidity and increase flexibility with regard to asset-liability management and balance sheet composition. As a result of the transfer, the Company believes it has tainted its held-to-maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held-to-maturity within the near future.

For the three months ended June 30, 2017, average securities decreased $27.8 million to $390.5 million, or 9.4% of average interest-earning assets, from $418.3 million, or 10.7% of average interest-earning assets, for the comparable period in 2016. For the six months ended June 30, 2017, average securities decreased $38.3 million to $378.5 million, or 9.2% of average interest-earning assets, from $416.9 million, or 10.9% of average interest-earning assets, for the comparable period in 2016.

At June 30, 2017, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $0.5 million as compared with net unrealized gains of $0.9 million at December 31, 2016. The decrease in unrealized gains is predominately attributable to the sales of available-for-sale securities during the three months ended March 31, 2017. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issue.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2017 and December 31, 2016 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of June 30, 2017, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.67%. As of December 31, 2016, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.79%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 2.93%.

Based on our model, which was run as of June 30, 2017, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.62%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.66%. As of December 31, 2016, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.65%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.43%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2017, would decline by 11.71% with an instantaneous rate shock of up 200 basis points, and increase by 4.32% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2016, would decline by 7.97% with an instantaneous rate shock of up 200 basis points, and increase by 2.96% with an instantaneous rate shock of down 100 basis points.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
(dollars in thousands)
+300	$437,717	$(99,419)	(18.5)	+300	$148,110	$2,962	2.0

+200	474,221	(62,915)	(11.7)	+200	147,555	2,407	1.7
+100	509,463	(27,673)	(5.2)	+100	146,717	1,569	1.1

0	537,136	-	0.0	0	145,148	-	0.0
-100	560,321	23,185	4.3	-100	142,728	(2,420)	(1.7)

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

At June 30, 2017, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2017, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered securities) were $441.3 million, which represented 9.4% of total assets and 10.9% of total deposits and borrowings, compared to $428.2 million at December 31, 2016, which represented 9.7% of total assets and 11.2% of total deposits and borrowings on such date.

The Bank is a member of the FHLB of New York and, based on available qualified collateral as of June 30, 2017, had the ability to borrow $1.4 billion. In addition, at June 30, 2017, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $10.9 million. At June 30, 2017, the Bank had aggregate available and unused credit of approximately $757 million, which represents the aforementioned facilities totaling $1.4 billion net of $676 million in outstanding borrowings and letters of credit. At June 30, 2017, outstanding commitments for the Bank to extend credit were approximately $591 million.

Cash and cash equivalents totaled $146.5 million on June 30, 2017, decreasing by $53.9 million from $200.4 million at December 31, 2016. Operating activities provided $48.0 million in net cash. Investing activities used $333.2 million in net cash, primarily reflecting an increase in loans and securities. Financing activities provided $231.3 million in net cash, primarily reflecting a net increase of $86.1 million in deposits and a net increase of $150 million in borrowings (consisting of $425.0 million in new FHLB borrowings offset by notional repayments of $260.0 million of FHLB borrowings and $15.0 million of repayments of repurchase agreements).

Deposits

Total deposits increased by $86.1 million, or 2.6%, to $3.4 billion at June 30, 2017 from December 31, 2016. The increase was primarily attributable to increases in money market deposits, offset by decreases in interest-bearing demand, noninterest-bearing demand and savings. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	June 30, 2017		December 31, 2016		(Decrease)
	Amount	%	Amount	%	2017 vs. 2016
	(dollars in thousands)
Demand, noninterest-bearing	$695,522	20.3%	$694,977	20.8%	$545
Demand, interest-bearing	572,438	16.7	563,740	16.9	8,698
Money market	990,223	28.9	911,867	27.3	78,356
Savings	189,862	5.5	205,551	6.1	(15,689)
Time	982,328	28.6	968,136	28.9	14,192
Total deposits	$3,430,373	100.0%	$3,344,271	100.0%	$86,102

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2017 was 4.02%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $546 million at June 30, 2017, an increase of $15.1 million from December 31, 2016. The increase in stockholders’ equity was primarily attributable to an increase of $14.7 million in retained earnings and approximately $1.0 million of equity issuance related to stock-based compensation, partially offset by an increase to accumulated other comprehensive loss of $0.4 million. As of June 30, 2017, the Company’s tangible common equity ratio and tangible book value per share were 8.77% and $12.42, respectively. As of December 31, 2016, the tangible common equity ratio and tangible book value per share were 8.93% and $11.96, respectively. Total goodwill and other intangible assets were approximately $149 million as of both June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
	(dollars in thousands, except for share and
	per share data)
Stockholders’ equity	$546,173	$531,032

Less: Goodwill and other intangible assets	148,611	148,997
Tangible common stockholders’ equity	$397,562	$382,035

Common stock outstanding at period end	32,015,317	31,948,307

Book value per common share	$17.06	$16.62
Less: Goodwill and other intangible assets	4.64	4.66
Tangible book value per common share	$12.42	$11.96

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2017 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (dollars in thousands).

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$405,445	9.33%	$173,862	4.00%	N/A	N/A
CET I risk-based ratio	400,290	9.48	189,993	4.50	N/A	N/A
Tier 1 risk-based capital	405,445	9.60	253,324	6.00	N/A	N/A
Total risk-based capital	483,846	11.46	337,765	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$449,307	10.34%	$173,796	4.00%	$217,245	5.00%
CET I risk-based ratio	449,307	10.64	189,969	4.50	274,400	6.50
Tier 1 risk-based capital	449,307	10.64	253,292	6.00	337,723	8.00
Total risk-based capital	477,708	11.32	337,723	8.00	422,154	10.00

N/A - not applicable

As of June 30, 2017, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2017 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 2.210% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.066% above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
10.1	2017 Equity Compensation Plan (1)

10.2	Second Amended and Restated Employment Agreement by and among ConnectOne Bancorp, Inc., ConnectOne Bank and Frank S. Sorrentino III dated June 1, 2017 (2)

10.3	Amended and Restated Employment Agreement by and among ConnectOne Bancorp, Inc., ConnectOne Bank and William S. Burns dated June 1, 2017 (2)

10.4	Employment Agreement by and among ConnectOne Bancorp, Inc., ConnectOne Bank and Elizabeth Magennis dated June 1, 2017 (2)

10.5	Employment Agreement by and among ConnectOne Bancorp, Inc., ConnectOne Bank and Christopher J. Ewing dated June 1, 2017 (2)

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit A to the registrant’s definite proxy statement on Schedule 14A filed with the commission on April 27, 2017
(2)	Incorporated by reference from Exhibits 10.1, 10.2, 10.3 and 10.4 to the registrant’s current report on form 8-k filed with the commission on June 5, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: August 4, 2017		Date: August 4, 2017

