Form 10-Q
period 2017-09-30
ConnectOne Bancorp, Inc.
filed 2017-11-03
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	32,015,317 shares
(Title of Class)	(Outstanding as of November 3, 2017)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
(in thousands, except for share data)	2017	2016
	(unaudited)
ASSETS
Cash and due from banks	$41,114	$37,150
Interest-bearing deposits with banks	100,148	163,249
Cash and cash equivalents	141,262	200,399

Securities available-for-sale	400,516	353,290

Loans held-for-sale (net of valuation allowance of $15,287 and $-0-, respectively)	89,386	78,005

Loans receivable	3,889,289	3,475,832
Less: Allowance for loan losses	29,870	25,744
Net loans receivable	3,859,419	3,450,088

Investment in restricted stock, at cost	29,672	24,310
Bank premises and equipment, net	21,917	22,075
Accrued interest receivable	14,841	12,965
Bank owned life insurance	110,762	98,359
Other real estate owned	-	626
Goodwill	145,909	145,909
Core deposit intangibles	2,533	3,088
Other assets	28,538	37,234
Total assets	$4,844,755	$4,426,348
LIABILITIES
Deposits:
Noninterest-bearing	$719,582	$694,977
Interest-bearing	2,904,187	2,649,294
Total deposits	3,623,769	3,344,271
Borrowings	585,124	476,280
Subordinated debentures (net of debt issuance costs of $498 and $621, respectively)	54,657	54,534
Other liabilities	23,514	20,231
Total liabilities	4,287,064	3,895,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, no par value, authorized 50,000,000 shares; issued 34,079,239 shares at September 30, 2017 and 34,018,731 at December 31, 2016; outstanding 32,015,317 shares at September 30, 2017 and 31,948,307 at December 31, 2016	412,546	412,726
Additional paid-in capital	12,840	11,407
Retained earnings	151,851	126,462
Treasury stock, at cost (2,063,922 common shares at September 30, 2017 and December 31, 2016)	(16,717)	(16,717)
Accumulated other comprehensive loss	(2,829)	(2,846)
Total stockholders’ equity	557,691	531,032
Total liabilities and stockholders’ equity	$4,844,755	$4,426,348

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$43,241	$37,803	$121,879	$109,381
Interest and dividends on securities:
Taxable	1,695	1,774	5,042	5,879
Tax-exempt	870	988	2,655	2,867
Dividends	362	352	982	1,074
Interest on federal funds sold and other short-term investments	170	261	555	541
Total interest income	46,338	41,178	131,113	119,742
Interest expense
Deposits	6,113	5,159	16,717	13,532
Borrowings	3,206	2,995	9,135	9,472
Total interest expense	9,319	8,154	25,852	23,004
Net interest income	37,019	33,024	105,261	96,738
Provision for loan losses	1,450	6,750	4,000	13,500
Net interest income after provision for loan losses	35,569	26,274	101,261	83,238
Noninterest income
Annuities and insurance commissions	-	68	39	140
Income on bank owned life insurance	985	615	2,402	1,843
Net gains on sale of loans held-for-sale	50	56	120	147
Deposit, loan and other income	721	706	2,023	1,984
Net gains on sales of securities available-for-sale	-	4,131	1,596	4,234
Total noninterest income	1,756	5,576	6,180	8,348
Noninterest expenses
Salaries and employee benefits	8,872	7,791	25,710	23,143
Occupancy and equipment	1,969	2,049	6,215	6,450
FDIC insurance	840	745	2,550	1,955
Professional and consulting	740	667	2,192	2,078
Marketing and advertising	225	293	770	817
Data processing	1,176	1,002	3,474	3,036
Amortization of core deposit intangible	169	193	555	627
Increase in valuation allowance, loans held-for-sale	3,000	-	15,325	-
Other expenses	1,650	1,811	5,402	5,150
Total noninterest expenses	18,641	14,551	62,193	43,256
Income before income tax expense	18,684	17,299	45,248	48,330
Income tax expense	5,607	5,443	12,608	15,224
Net income	13,077	11,856	32,640	33,106
Less: Preferred stock dividends	-	-	-	22
Net income available to common stockholders	$13,077	$11,856	$32,640	$33,084

Earnings per common share:
Basic	$0.41	$0.39	$1.02	$1.10
Diluted	0.41	0.39	1.01	1.09

Dividends per common share	$0.075	$0.075	$0.225	$0.225

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$13,077	$11,856	$32,640	$33,106
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	415	(523)	1,332	1,551
Tax effect	(165)	187	(525)	(634)
Net of tax	250	(336)	807	917
Unrealized gains on securities transferred from held-to-maturity to available-for-sale the period	-	10,069	-	10,069
Tax effect	-	(3,815)	-	(3,815)
Net of tax	-	6,254		6,254
Reclassification adjustment for realized gains included in net income	-	(4,131)	(1,596)	(4,234)
Tax effect	-	1,640	579	1,682
Net of tax	-	(2,491)	(1,017)	(2,552)
Amortization of unrealized net losses on held-to-maturity securities transferred from available-for-sale securities	-	1,890	-	1,986
Tax effect	-	(774)	-	(813)
Net of tax		1,116	-	1,173

Unrealized gains (losses) on cash flow hedges	119	644	76	(1,081)
Tax effect	(48)	(263)	(31)	441
Net of tax	71	381	45	(640)
Unrealized pension plan gains and losses:
Unrealized pension plan losses before reclassifications	-	-	(2)	(1)
Tax effect	-	-	1	-
Net of tax	-	-	(1)	(1)
Reclassification adjustment for amortization included in net income	103	204	309	306
Tax effect	(42)	(83)	(126)	(124)
Net of tax	61	121	183	182
Total other comprehensive income	382	5,045	17	5,333
Total comprehensive income	$13,459	$16,901	$32,657	$38,439

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for per	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	33,106	-	-	33,106
Other comprehensive income, net of tax	-	-	-	-	-	5,333	5,333
Dividend on series B preferred stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on common stock ($0.225 per share)	-	-	-	(6,805)	-	-	(6,805)

Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (36,135 shares)	-	-	232	-	-	-	232
Restricted stock and performance units grants (75,520 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,650	-	-	-	1,650

Balance as of September 30, 2016	$-	$374,287	$10,409	$130,885	$(16,717)	$724	$499,588

Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	32,640	-	-	32,640
Other comprehensive income, net of tax	-	-	-	-	-	17	17
Cash dividends declared on common stock ($0.225 per share)	-	-	-	(7,251)	-	-	(7,251)

Stock issuance costs	-	(180)	-	-	-	-	(180)
Exercise of stock options (10,846 shares)	-	-	118	-	-	-	118
Restricted stock grants (57,164 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,315	-	-	-	1,315

Balance as of September 30, 2017	$-	$412,546	$12,840	$151,851	$(16,717)	$(2,829)	$557,691

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$32,640	$33,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,364	2,084
Provision for loan losses	4,000	13,500
Increase in valuation allowance	15,325	-
Amortization of intangibles	555	627
Net accretion of loans	(1,106)	(3,381)
Accretion on bank premises	(58)	(94)
Accretion on deposits	(19)	(167)
Accretion on borrowings	(156)	(250)
Stock-based compensation	1,315	1,650
Gains on sales of investment securities, net	(1,596)	(4,234)
Gains on sales of loans held-for-sale, net	(120)	(147)
Gains on sales of fixed assets, net	(8)	-
Loans originated for resale	(6,790)	(6,399)
Proceeds from sale of loans held-for sale	12,015	4,948
Net loss (gain) on sale of other real estate owned	82	(182)
Increase in cash surrender value of bank owned life insurance	(2,402)	(1,843)
Amortization of premiums and accretion of discounts on investments securities, net	1,808	1,148
(Increase) decrease in accrued interest receivable	(1,876)	48
Decrease (increase) in other assets	8,894	(2,813)
Increase (decrease) in other liabilities	3,444	(981)
Net cash provided by operating activities	68,311	36,620
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(138,945)	(114,844)
Sales	29,543	85,253
Maturities, calls and principal repayments	61,700	109,452
Investment securities held-to-maturity:
Purchases	-	(1,000)
Maturities and principal repayments	-	14,758
Net (purchases) redemptions of restricted investment in bank stocks	(5,362)	8,077
Payments on loans held-for-sale	2,841	-
Net increase in loans	(447,457)	(359,945)
Proceeds from sales of fixed assets	8	-
Purchases of premises and equipment	(2,148)	(1,769)
Purchases of bank owned life insurance	(10,000)	(17,000)
Proceeds from sale of other real estate owned	1,124	2,992
Net cash used in investing activities	(508,696)	(274,026)
Cash flows from financing activities
Net increase in deposits	279,517	478,150
Advances of Federal Home Loan Bank (“FHLB”) borrowings	780,000	375,000
Repayments of FHLB borrowings	(656,000)	(565,000)
Repayment of repurchase agreement	(15,000)	-
Cash dividends paid on common stock	(7,207)	(6,805)
Cash dividends paid on preferred stock	-	(22)
Common stock issuance costs	(180)	-
Redemption of preferred stock	-	(11,250)
Proceeds from exercise of stock options	118	232
Net cash provided by financing activities	381,248	270,305
Net change in cash and cash equivalents	(59,137)	32,899
Cash and cash equivalents at beginning of period	200,399	200,895
Cash and cash equivalents at end of period	$141,262	$233,794
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$25,807	$22,791
Income taxes	4,670	18,195
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$580	$887
Transfer of loans from held-for-investment to held-for-sale	34,652	13,514
Transfer of investment securities from held-to-maturity to available-for-sale	-	209,855

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other interim period. The Company’s 2016 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Note 2. New Authoritative Accounting Guidance

ASU No. 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU No. 2017-12 refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Although management continues to evaluate the potential impact of ASU 2017-12 on our consolidated financial statements, at this time, we believe the adoption of this standard will not have a significant impact to our consolidated financial statements.

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

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a CECL committee that will be assessing our data and system needs. The Company has also met with multiple third-party vendors who may provide assistance in implementation and model creation. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for the Company for reporting periods beginning January 1, 2019, with early adoption permitted. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently leasing seventeen properties as branch locations and is leasing certain office equipment. The adoption of ASU 2016-02 will result in increases to the Company's assets and liabilities. We are currently in the process of evaluating all of our leases for compliance with the new ASU.

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and we are currently evaluating the potential impact of ASU No. 2016-01 on our consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands, except for per share data)
	2017	2016	2017	2016
Net income available to common stockholders	$13,035	$11,812	$32,534	$33,084
Earnings allocated to participating securities	42	44	106	22
Net income	$13,077	$11,856	$32,640	$33,106
Weighted average common shares outstanding, including participating securities	32,015	30,143	31,999	30,094
Weighted average participating securities	(103)	(113)	(104)	(98)
Weighted average common shares outstanding	31,912	30,030	31,895	29,996
Incremental shares from assumed conversions of options, performance units and restricted shares	270	329	272	351
Weighted average common and equivalent shares outstanding	32,182	30,359	32,167	30,347

Earnings per common share:
Basic	$0.41	$0.39	$1.02	$1.10
Diluted	0.41	0.39	1.01	1.09

There were no antidilutive share equivalents as of September 30, 2017 and September 30, 2016.

Note 4. Securities Available-For-Sale

The Company’s securities are all classified as available-for-sale at September 30, 2017 and December 31, 2016. Securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2017 and December 31, 2016. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

During the quarter ended September 30, 2016, the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of available-for-sale securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. The transfer enhanced liquidity and increased flexibility with regard to asset-liability management and balance sheet composition. As a result of the transfer, the Company believes it has tainted its held-to-maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held-to-maturity within the near future.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables present information related to the Company’s securities at September 30, 2017 and December 31, 2016:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
	(dollars in thousands)
Federal agency obligations	$55,819	$290	$(171)	$55,938
Residential mortgage pass-through securities	133,517	668	(1,021)	133,164
Commercial mortgage pass-through securities	4,088	42	-	4,130
Obligations of U.S. states and political subdivisions	143,787	2,233	(1,044)	144,976
Trust preferred securities	4,576	122	(71)	4,627
Corporate bonds and notes	30,052	255	(219)	30,088
Asset-backed securities	12,605	66	(38)	12,633
Certificates of deposit	622	5	-	627
Equity securities	376	254	-	630
Other securities	13,976	-	(273)	13,703
Total securities available-for-sale	$399,418	$3,935	$(2,837)	$400,516

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
	(dollars in thousands)
Federal agency obligations	$52,826	$282	$(271)	$52,837
Residential mortgage pass-through securities	72,922	519	(944)	72,497
Commercial mortgage pass-through securities	4,186	23	-	4,209
Obligations of U.S. states and political subdivisions	148,747	2,789	(931)	150,605
Trust preferred securities	5,575	242	(151)	5,666
Corporate bonds and notes	36,717	586	(375)	36,928
Asset-backed securities	14,867	2	(286)	14,583
Certificates of deposit	973	10	-	983
Equity securities	376	192	-	568
Other securities	14,739	-	(325)	14,414
Total securities available-for-sale	$351,928	$4,645	$(3,283)	$353,290

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following table presents information for securities at September 30, 2017, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2017
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$6,775	$6,801
Due after one year through five years	30,824	31,197
Due after five years through ten years	39,489	40,174
Due after ten years	170,373	170,717
Residential mortgage pass-through securities	133,517	133,164
Commercial mortgage pass-through securities	4,088	4,130
Equity securities	376	630
Other securities	13,976	13,703
Total	$399,418	$400,516

Gross gains and losses from the sales, calls and maturities of securities for periods presented were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net gains on sales of securities, after tax	$-	$78,680	$29,543	$85,253

Gross gains on sales of securities	-	4,131	1,596	4,234
Gross losses on sales of securities	-	-	-	-
Net gains on sales of securities	-	4,131	1,596	4,234
Less: tax provision on net gains	-	1,640	579	1,682

Net gains on sales of securities, after tax	$-	$2,491	$1,017	$2,552

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 75 and 84 securities as of September 30, 2017 and December 31, 2016, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not OTTI at September 30, 2017.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Federal agency obligation	$21,451	$(171)	$17,679	$(116)	$3,772	$(55)
Residential mortgage pass-through securities	77,391	(1,021)	49,079	(457)	28,312	(564)
Obligations of U.S. states and political subdivisions	54,073	(1,044)	47,016	(829)	7,057	(215)
Trust preferred securities	1,507	(71)	-	-	1,507	(71)
Corporate bonds and notes	13,123	(219)	3,946	(38)	9,177	(181)
Asset-backed securities	7,929	(38)	-	-	7,929	(38)
Other securities	11,193	(273)	5,911	(56)	5,282	(217)
Total temporarily impaired securities	$186,667	$(2,837)	$123,631	$(1,496)	$63,036	$(1,341)

	December 31, 2016
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Federal agency obligation	$22,672	$(271)	$21,416	$(262)	$1,256	$(9)
Residential mortgage pass-through securities	50,136	(944)	49,817	(937)	319	(7)
Obligations of U.S. states and political subdivisions	52,307	(931)	52,307	(931)	-	-
Trust preferred securities	1,427	(151)	-	-	1,427	(151)
Corporate bonds and notes	15,930	(375)	7,671	(265)	8,259	(110)
Asset-backed securities	13,404	(286)	3,743	(88)	9,661	(198)
Other securities	11,467	(325)	-	-	11,467	(325)
Total temporarily impaired securities	$167,343	$(3,283)	$134,954	$(2,483)	$32,389	$(800)

Securities having a carrying value of approximately $139.5 million and $121.9 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, Federal Reserve Bank discount window borrowings, Federal Home Loan Bank (“FHLB”) advances and for other purposes required or permitted by law.

As of September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Derivatives – (continued)

Interest rate swaps were entered into on April 13, 2017, August 24, 2015, December 30, 2014 and October 15, 2014, each with a respective notional amount of $25 million and were designated as cash flow hedges of an FHLB advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2017, December 31, 2016 and September 30, 2016 are presented in the following table.

	September 30,	December 31,	September 30,
	2017	2016	2016
	(dollars in thousands)
Notional amount	$100,000	$75,000	$75,000
Weighted average pay rates	1.52%	1.59%	1.58%
Weighted average receive rates	1.07%	0.69%	0.70%
Weighted average maturity	2.7 years	2.8 years	3.1 years
Fair value	$164	$88	$(1,212)

Interest expense recorded on these swap transactions totaled approximately $95,000 and $326,000 for the three and nine months ended September 30, 2017, respectively, and $167,000 and $534,000 for the three and nine months ended September 30, 2016, respectively.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Nine Months Ended September 30, 2017
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$45	$-	$-

Nine Months Ended September 30, 2016
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(640)	$-	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$100,000	$164	$75,000	$88

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans held-for-sale

The following table presents loans held-for-sale by loan segment:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Commercial	$47,430	$70,105
Commercial real estate	41,811	7,712
Residential real estate	145	188
Total carrying amount	$89,386	$78,005

As of September 30, 2017 and December 31, 2016, the commercial loans held-for-sale segment included the Company’s entire taxi medallion portfolio, with a carrying value of $47.4 million and $65.6 million, net of $15.3 million and $-0- million valuation allowance, respectively. The commercial real estate segment reflects multifamily loans, with a carrying value of $41.8 million as of September 30, 2017. These loans were designated as loans held-for-sale during the quarter ended September 30, 2017. No portion of the valuation allowance has been designated toward the loans held-for-sale within the commercial real estate segment.

Activity in the valuation allowance was as follows for periods presented:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
	(dollars in thousands)
Balance at beginning of period	$12,325	$-
Reduction from loans paid off	(38)	-
Increase in valuation allowance	3,000	-
Balance at end of period	$15,287	$-

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
	(dollars in thousands)
Balance at beginning of period	$-	$-
Reduction from loans paid off	(38)	-
Increase in valuation allowance	15,325	-
Balance at end of period	$15,287	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans receivable: The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Commercial	$641,613	$553,576
Commercial real estate	2,585,205	2,204,710
Commercial construction	399,453	486,228
Residential real estate	264,244	232,547
Consumer	1,912	2,380
Gross loans	3,892,427	3,479,441
Net deferred loan fees	(3,138)	(3,609)
Total loans receivable	$3,889,289	$3,475,832

At September 30, 2017 and December 31, 2016, loan balances of approximately $1.9 billion and $1.8 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Purchased Credit-Impaired Loans: The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at September 30, 2017 and December 31, 2016.

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Commercial	$5,243	$7,098
Commercial real estate	232	982
Total carrying amount	$5,475	$8,080

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during both the three and nine months ended September 30, 2017 and September 30, 2016. There were no reversals from the allowance for loan losses during the three and nine months ended September 30, 2017 and 2016.

The following tables presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for the following periods:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
	(dollars in thousands)
Balance at beginning of period	$2,496	$3,233
Accretion of income	(180)	(185)
Balance at end of period	$2,316	$3,048

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
	(dollars in thousands)
Balance at beginning of period	$2,860	$3,599
Accretion of income	(544)	(551)
Balance at end of period	$2,316	$3,048

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans Receivable on Nonaccrual Status: The following tables presents nonaccrual loans included in loans receivable by loan segment as of the periods presented:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Commercial	$951	$1,460
Commercial real estate	8,369	1,081
Residential real estate	4,435	3,193
Total loans receivable on nonaccrual status	$13,755	$5,734

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

Credit Quality Indicators: The following table presents information, excluding loans held-for-sale and net deferred loan fees, about the Company’s loan credit quality at September 30, 2017 and December 31, 2016:

	September 30, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$630,818	$3,882	$6,913	$-	$641,613
Commercial real estate	2,535,005	30,875	19,325	-	2,585,205
Commercial construction	393,625	3,239	2,589	-	399,453
Residential real estate	264,244	-	-	-	264,244
Consumer	1,912	-	-	-	1,912
Gross loans	$3,825,604	$37,996	$28,827	$-	$3,892,427

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$539,961	$3,255	$10,360	$-	$553,576
Commercial real estate	2,154,343	31,173	19,194	-	2,204,710
Commercial construction	480,319	3,388	2,521	-	486,228
Residential real estate	228,990	-	3,557	-	232,547
Consumer	2,318	-	62	-	2,380
Gross loans	$3,405,931	$37,816	$35,694	$-	$3,479,441

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by segment as of September 30, 2017 and December 31, 2016:

	September 30, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$3,068	$3,073
Commercial real estate	19,221	19,283
Commercial construction	4,340	4,340
Residential real estate	2,520	2,749
Consumer	46	46
Total	$29,195	$29,491

With an allowance recorded
Commercial real estate	$1,640	$2,052	$110

Total
Commercial	$3,068	$3,073	$-
Commercial real estate	20,861	21,335	110
Commercial construction	4,340	4,340	-
Residential real estate	2,520	2,749	-
Consumer	46	46	-
Total (including allowance)	$30,835	$31,543	$110

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$3,637	$4,063
Commercial real estate	18,288	18,288
Commercial construction	5,909	5,909
Residential real estate	1,851	2,055
Consumer	62	62
Total	$29,747	$30,377

With an allowance recorded
Commercial real estate	$1,244	$1,244	$145

Total
Commercial	$3,637	$4,063	$-
Commercial real estate	19,532	19,532	145
Commercial construction	5,909	5,909	-
Residential real estate	1,851	2,055	-
Consumer	62	62	-
Total (including allowance)	$30,991	$31,621	$145

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Impaired loans (no allowance)

Commercial	$3,100	$34	$6,704	$66	$3,149	$115	$4,317	$86
Commercial real estate	19,302	221	9,129	65	18,813	424	8,167	118
Commercial construction	4,285	63	1,224	21	4,273	215	979	54
Residential real estate	2,529	2	3,271	5	2,551	6	3,247	15
Consumer	48	1	70	1	54	2	74	3
Total	$29,264	$321	$20,398	$158	$28,840	$762	$16,784	$276

Impaired loans (allowance):

Commercial	$-	$-	$91,393	$925	$-	$-	$85,620	$2,447
Commercial real estate	1,645	2	153	-	1,654	39	153	-
Total	$1,645	$2	$91,546	$925	$1,654	$39	$85,773	$2,447

Total impaired loans:

Commercial	$3,100	$34	$98,097	$991	$3,149	$115	$89,937	$2,533
Commercial real estate	20,947	223	9,282	65	20,467	463	8,320	118
Commercial construction	4,285	63	1,224	21	4,273	215	979	54
Residential mortgage	2,259	2	3,271	5	2,551	6	3,247	15
Consumer	48	1	70	1	54	2	74	3

Total	$30,909	$323	$111,944	$1,083	$30,494	$801	$102,557	$2,723

Included in impaired loans at September 30, 2017 and December 31, 2016 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the aging of gross loans (excluding loans held-for-sale) that are past due at September 30, 2017 and December 31, 2016 by segment:

Aging Analysis

	September 30, 2017
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$199	$288	$4,209	$951	$5,647	$635,966	$641,613
Commercial real estate	586	8,057	-	8,369	17,012	2,568,193	2,585,205
Commercial construction	-	-	-	-	-	399,453	399,453
Residential real estate	918	541	-	4,435	5,894	258,350	264,244
Consumer	-	2	-	-	2	1,910	1,912
Total	$1,703	$8,888	$4,209	$13,755	$28,555	$3,863,872	$3,892,427

	December 31, 2016
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$475	$18	$4,630	$1,460	$6,583	$546,993	$553,576
Commercial real estate	4,928	1,584	663	1,081	8,256	2,196,454	2,204,710
Commercial construction	-	-	-	-	-	486,228	486,228
Residential real estate	2,131	388	-	3,193	5,712	223,835	232,547
Consumer	-	-	-	-	-	2,380	2.380
Total	$7,534	$1,990	$5,293	$5,734	$20,551	$3,458,890	$3,479,441

Included in the 90 days or greater past due and still accruing/accreting category as of both September 30, 2017 and December 31, 2016 are three purchased credit-impaired loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated credit quality, and the related portion of the allowance for loan losses (“ALLL”) that are allocated to each loan portfolio segment:

	September 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$110	$-	$-	$-	$-	$110
Collectively evaluated for impairment	7,716	15,224	3,940	1,052	2	326	28,260
Acquired portfolio	-	1,500	-	-	-	-	1,500
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total ALLL	$7,716	$16,834	$3,940	$1,052	$2	$326	$29,870

Gross loans
Individually evaluated for impairment	$3,068	$20,861	$4,340	$2,520	$46		$30,835
Collectively evaluated for impairment	618,012	2,142,385	395,113	199,902	1,410		3,356,822
Acquired portfolio	15,290	421,727	-	61,822	456		499,295
Acquired with deteriorated credit quality	5,243	232	-	-	-		5,475
Total gross loans	$641,613	$2,585,205	$399,453	$264,244	$1,912		$3,892,427

	December 31, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$145	$-	$-	$-	$-	$145
Collectively evaluated for impairment	6,632	12,438	4,789	958	3	779	25,599
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total ALLL	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Gross loans
Individually evaluated for impairment	$3,637	$19,532	$5,909	$1,851	$62		$30,991
Collectively evaluated for impairment	517,869	1,621,745	478,865	163,686	1,757		2,783,922
Acquired portfolio	24,972	562,451	1,454	67,010	561		656,448
Acquired with deteriorated credit quality	7,098	982	-	-	-		8,080
Total gross loans	$553,576	$2,204,710	$486,228	$232,547	$2,380		$3,479,441

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

A summary of the activity in the ALLL is as follows:

	Three Months Ended September 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at June 30, 2017	$7,238	$15,389	$4,241	$985	$2	$546	$28,401

Charge-offs	-	-	-	-	(1)	-	(1)

Recoveries	17	2	-	-	1	-	20

Provision for loan losses	461	1,443	(301)	67	-	(220)	1,450

Balance at September 30, 2017	$7,716	$16,834	$3,940	$1,052	$2	$326	$29,870

	Three Months Ended September 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at June 30, 2016	$15,548	$11,371	$4,040	$1,091	$4	$709	$32,763

Charge-offs	(1,878)	-	-	(27)	(5)	-	(1,910)

Recoveries	1	10	-	-	1	-	12

Provision for loan losses	6,725	(6)	32	110	4	(115)	6,750

Balance at September 30, 2016	$20,396	$11,375	$4,072	$1,174	$4	$594	$37,615

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

	Nine Months Ended September 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Charge-offs	-	(71)	-	-	(12)	-	(83)

Recoveries	158	50	-	-	1	-	209

Provision for loan losses	926	4,272	(849)	94	10	(453)	4,000

Balance at September 30, 2017	$7,716	$16,834	$3,940	$1,052	$2	$326	$29,870

	Nine Months Ended September 30, 2016
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

Charge-offs	(2,396)	-	-	(94)	(10)	-	(2,500)

Recoveries	2	35	-	3	3	-	43

Provision for loan losses	11,841	414	819	289	7	130	13,500

Balance at September 30, 2016	$20,396	$11,375	$4,072	$1,174	$4	$594	$37,615

Troubled Debt Restructurings

Loans are considered to have been modified in a troubled debt restructuring (“TDRs”) when due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a troubled debt restructuring remains on nonaccrual status for a period of nine months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

At September 30, 2017, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table presents a rollforward of TDRs and the related changes to the allowance for loan losses (“ALLL”) that occurred for the periods presented:

	Nine Months Ended		Year Ended
	September 30, 2017		December 31, 2016
	(dollars in thousands)
	Recorded		Recorded
	Investment	ALLL	Investment	ALLL
Troubled Debt Restructurings

Beginning balance	$13,818	$-	$86,629	$4,500
Additions	5,668	-	26,325	8,250
Payoffs/paydowns	(1,309)	-	(2,616)	-
Transfers	(580)	-	(96,520)	-
Other	-	-	-	(12,750)
Ending balance	$17,597	$-	$13,818	$-

TDRs totaled $17.6 million at September 30, 2017, of which $4.8 million were on nonaccrual status and $12.8 million were performing under restructured terms. At December 31, 2016, TDRs totaled $13.8 million, of which $0.5 million were on nonaccrual status and $13.3 million were performing under restructured terms. TDRs as of September 30, 2017 did not increase the ALLL during the three and nine months ended September 30, 2017. There were no charge-offs in connection with a loan modification at the time of modification during the three or nine months ended September 30, 2017. There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2017.

TDRs totaled $106.7 million at September 30, 2016, of which $1.4 million were on nonaccrual status and $105.3 million were performing under restructured terms. The Company had allocated $12.5 in specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of September 30, 2016. TDRs as of September 30, 2016 increased the ALLL by $5.0 and $8.3 million during the three and nine months ended September 30, 2016, respectively.

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

Included in the above TDRs were 14 loans secured by 25 New York City taxi medallions totaling $17.3 million. These loan modifications included interest rate reductions and maturity extensions. All 14 loans were accruing prior to modification, while 13 remained in accrual status post-modification.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The TDRs described above increased the allowance for loan losses by $8.3 million during the nine months ended September 30, 2016. There were no charge-offs in connection with a loan modification at the time of modification during the three and nine months ended September 30, 2016. There were no TDRs for which there was a payment default within twelve months following the modification during the three or nine months ended September 30, 2016.

Note 7. - Fair Value Measurements and Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine the fair value of the instruments and these are classified as Level 3. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Derivatives

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

		September 30, 2017
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Recurring fair value measurements:
Assets
Securities:
Federal agency obligations	$55,938	$-	$55,938	$-
Residential mortgage pass-through securities	133,164	-	133,164	-
Commercial mortgage pass-through securities	4,130	-	4,130	-
Obligations of U.S. states and political subdivisions	144,976	-	127,111	17,865
Trust preferred securities	4,627	-	4,627	-
Corporate bonds and notes	30,088	-	30,088	-
Asset-backed securities	12,633	-	12,633	-
Certificates of deposit	627	-	627	-
Equity securities	630	630	-	-
Other securities	13,703	13,703	-	-
Total available-for-sale	400,516	14,333	368,318	17,865
Derivatives	164	-	164	-
Total Assets	$400,680	$14,333	$368,482	$17,865

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2016
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Recurring fair value measurements:
Assets
Securities:
Federal agency obligations	$52,837	$-	$52,837	$-
Residential mortgage pass-through securities	72,497	-	72,497	-
Commercial mortgage pass-through securities	4,209	-	4,209	-
Obligations of U.S. states and political subdivisions	150,605	-	132,387	18,218
Trust preferred securities	5,666	-	5,666	-
Corporate bonds and notes	36,928	-	36,928	-
Asset-backed securities	14,583	-	14,583	-
Certificates of deposit	983	-	983	-
Equity securities	568	568	-	-
Other securities	14,414	14,414	-	-
Total available-for-sale	353,290	14,982	320,090	18,218
Derivatives	88	-	88	-
Total assets	$353,378	$14,982	$320,178	$18,218

There were no transfers between Level 1 and Level 2 during the quarter ended September 30, 2017 and during the year ended December 31, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. A portion of these loans, taxi medallion loans, have no material observable trading in any market. The approach to determining fair value involved several steps, including a detailed collateral analysis of the underlying medallions, performance projections for individual loans, discounted cash flow modeling and consideration of indicative bids, which at September 30, 2017 did not necessarily contemplate whole loan sales (Level 3).

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

For assets measured at fair value on a non-recurring basis, the fair value measurements at September 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	30, 2017	(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Impaired loans:
Commercial real estate	$1,198	$-	$-	$1,198

Loans held-for-sale:
Commercial	47,430	-	-	47,430

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2016	(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Impaired loans:
Commercial real estate	$1,099	$-	$-	$1,099

Loans held-for-sale:
Commercial	70,105	-	4,509	65,596
Commercial real estate	7,712	-	7,712	-

Impaired loans – Collateral dependent impaired loans at September 30, 2017 that required a valuation allowance were $1.3 million with a related valuation allowance of $0.1 million compared to $1.2 million with a related valuation allowance of $0.1 million at December 31, 2016.

Loans held-for-sale – Loans held-for-sale at September 30, 2017 that required a valuation allowance were $62.7 million with a related valuation allowance of $15.3 million compared to $65.6 million with no valuation allowance at December 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and year ended December 31, 2016:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2017	$18,218
Principal paydowns	(353)
Ending balance, September 30, 2017	$17,865

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2016	$-
Other(1)	18,335
Principal paydowns	(117)
Ending balance, December 31, 2016	$18,218

(1)	Includes transfers from held-to-maturity to available-for-sale designation

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2017
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
		(dollars in thousands)
Securities available-for-sale:
Municipal securities	$17,865	Discounted cash flows	Discount rate	2.8%

December 31, 2016
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
		(dollars in thousands)
Securities available-for-sale:
Municipal securities	$18,218	Discounted cash flows	Discount rate	2.8%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Non-recurring basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis for the periods presented. The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2017
		Valuation
		Techniques	Unobservable
Type	Fair Value	(weightings)	Input	Range (weighted average)
(dollars in thousands)
Impaired loans:
Commercial real estate	$1,918	Appraisals of collateral value	Comparable sales	0% - 15% (6%)

Loans held-for-sale:
Commercial taxi medallion loans	$47,430	Market approach (70%)	Indications expressed as a price to unpaid principal balance	37 - 100 (46)

		Discounted cash flows (30%)	Discount rate	14%

December 31, 2016
		Valuation
		Techniques	Unobservable
Type	Fair Value	(weightings)	Input	Range (weighted average)
(dollars in thousands)
Impaired loans:
Commercial real estate	$1,099	Appraisals of collateral value	Comparable sales	0% - 15% (6%)

Loans held-for-sale:
Commercial taxi medallion loans	$65,596	Market approach (70%)	Indications under securitized transactions expressed as a price to unpaid principal balance	40 - 100 (59)

		Discounted cash flows (30%)	Discount Rate	14%

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

Term Borrowings and Subordinated Debentures. The fair value of the Company’s long-term borrowings and subordinated debentures was calculated using a discounted cash flow approach and applying discount rates currently offered based on weighted remaining maturities.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
September 30, 2017
Financial assets:
Cash and due from banks	$141,262	$141,262	$141,262	$-	$-
Securities available-for-sale	400,516	400,516	14,333	368,318	17,865
Restricted investment in bank stocks	29,672	n/a	n/a	n/a	n/a
Loans held-for-sale	89,386	89,386	-	41,956	47,430
Net loans	3,859,419	3,862,104	-	-	3,862,104
Derivatives	164	164	-	164	-
Accrued interest receivable	14,841	14,841	-	2,011	12,830

Financial liabilities:
Noninterest-bearing deposits	719,582	719,582	719,582	-	-
Interest-bearing deposits	2,904,187	2,904,285	1,825,846	1,078,439	-
Borrowings	585,124	586,474	-	586,474	-
Subordinated debentures	54,657	56,519	-	56,519	-
Accrued interest payable	4,304	4,304	-	4,304	-

December 31, 2016
Financial assets:
Cash and due from banks	$200,399	$200,399	$200,399	$-	$-
Securities available-for-sale	353,290	353,290	14,982	320,090	18,218
Restricted investment in bank stocks	24,310	n/a	n/a	n/a	n/a
Loans held-for-sale	78,005	78,005	-	12,409	65,596
Net loans	3,450,088	3,462,138	-	-	3,462,138
Derivatives	88	88	-	88	-
Accrued interest receivable	12,965	12,965	-	2,026	10,939

Financial liabilities:
Noninterest-bearing deposits	694,977	694,977	694,977	-	-
Interest-bearing deposits	2,649,294	2,649,717	1,681,044	968,673	-
Borrowings	476,280	478,286	-	478,286	-
Subordinated debentures	54,534	55,901	-	55,901	-
Accrued interest payable	4,142	4,142	-	4,142	-

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

Note 8. Other Comprehensive Income (Loss)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the periods presented:

					Affected Line item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated		Amounts Reclassified from Accumulated		Statement Where Net Income is
Comprehensive Income Components	Other Comprehensive Income/(Loss)		Other Comprehensive Income/(Loss)		Presented
	(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sale of securities available-for-sale	$-	$4,131	$1,596	$4,234	Net gains on sales of securities available for sale
	-	(1,640)	(579)	(1,682)	Income tax expense
	-	2,491	1,017	2,552

Amortization of pension plan net actuarial losses	(103)	(204)	(309)	(306)	Salaries and employee benefits
	42	83	126	124	Income tax benefit
	(61)	(121)	(183)	(182)

Total reclassification	$(61)	$2,370	$834	$2,370

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Other Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive (loss) income (net of tax) at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Securities available-for-sale	$723	$933
Cash flow hedge	97	52
Defined benefit pension and post-retirement plans	(3,649)	(3,831)
Total accumulated other comprehensive loss	$(2,829)	$(2,846)

Note 9. Stock-Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of September 30, 2017. The maximum number of shares of common stock or equivalents, which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of September 30, 2017 are 750,000. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock and option awards typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock awards granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options and performance units do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are handled on a case-by-case basis.

No options or performance units were granted during the three months ended September 30, 2017 or 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock-Based Compensation – (continued)

Activity under the Company’s option plans as of and for the nine months ended September 30, 2017 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2016	358,367	$6.26
Granted	-	-
Exercised	10,846	10.89
Forfeited/cancelled/expired	-	-
Outstanding at September 30, 2017	347,521	$6.11	1.90	$6,425,663
Exercisable at September 30, 2017	343,991	$6.03	1.86	$6,387,912

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount changes based on the fair market value of the Parent Corporation’s stock.

The below table represents information regarding restricted shares currently outstanding at September 30, 2017:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2016	111,273	$16.81
Granted	57,164	23.82
Vested	(65,359)	16.49
Forfeited/cancelled/expired	-	-
Nonvested at September 30, 2017	103,078	$20.41

As of September 30, 2017, there was approximately $1,366,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of one year.

At September 30, 2017, the specific number of shares related to performance unit awards that were expected to vest was 151,194, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At September 30, 2017 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 226,791.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2016	151,572	189,455	$18.47
Awarded	24,891	37,336	22.75
Forfeited	-	-	-
Adjustments	(25,269)	-	18.47
Unearned at September 30, 2017	151,194	226,791	$19.19

At September 30, 2017, compensation cost of approximately $1,006,000 related to non-vested performance unit awards not yet recognized is expected to be recognized over a weighted-average period of 1.3 years.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock-Based Compensation – (continued)

Effective January 1, 2017, the Company implemented ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment. Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Included in income tax expense for the three and nine months ended September 30, 2017 is a benefit of $-0- and $180 thousand, respectively, which resulted from the effect of implementing ASU 2016-09.

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Interest cost	$119	$129	$358	$386
Expected return on plan assets	(160)	(166)	(480)	(457)
Net amortization	103	101	309	305
Recognized settlement loss	-	-	2	-
Net periodic pension cost	$62	$64	$189	$234

Amortization of actuarial loss	$(103)	$(204)	$(309)	$(306)

Total recognized in other comprehensive income	$(103)	$(204)	$(309)	$(306)

Total recognized in net expense and OCI (before tax)	$(41)	$(140)	$(120)	$(72)

Contributions

The Company did not make any contributions during the nine months ended September 30, 2017. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2017. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 11 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$585,124	1.61%	$461,280	1.55%

By remaining period to maturity:
Less than 1 year	$415,124	1.41%	$231,280	1.02%
1 year through less than 2 years	105,000	1.69%	130,000	1.84%
2 years through less than 3 years	25,000	1.85%	35,000	1.60%
3 years through less than 4 years	40,000	3.43%	65,000	2.82%
4 years through 5 years	-	-	-	-
Total FHLB borrowings	$585,124	1.61%	$461,280	1.55%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – FHLB Borrowings – (continued)

Three of the FHLB notes ($2.5 million and $7.5 million each due April 2, 2018, and $5.0 million due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate. The advances at September 30, 2017 were primarily collateralized by approximately $1.4 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At September 30, 2017 the Company had remaining borrowing capacity of approximately $796 million at FHLB.

Note 12 – Securities Sold Under Agreements to Repurchase

Repurchase agreements are secured borrowings. The Company pledges securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows for the periods presented:

	September 30,	December 31,	September 30,
	2017	2016	2016
	(dollars in thousands)
Average daily balance during the year-to-date	$9,065	$15,000	$15,000
Average interest rate during the year-to-date	5.95%	5.95%	5.95%
Maximum month end balance during the year-to-date	$15,000	$15,000	$15,000
Weighted average interest rate during the year-to-date	5.95%	5.95%	5.95%

As of September 30, 2017, there were no repurchase agreements outstanding. The previous outstanding repurchase agreement of $15.0 million was repaid on June 15, 2017.

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

The fair value of securities pledged to secure repurchase agreements may decline. By contractual agreement, the fair value of securities pledged to secure repurchase agreements must meet or exceed the gross outstanding balance by 8%, or be subject to margin calls. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $-0- and $16.8 million at September 30, 2017 and December 31, 2016, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2017 was 4.16%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at September 30, 2017 and December 31, 2016.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including September 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points. As of September 30, 2017, unamortized costs related to the debt issuance was approximately $498,000.

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

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective securities account, therefore there is no offsetting or netting of the securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of September 30, 2017 and December 31, 2016:

				Gross Amounts Not Offset
		Gross Amounts	Net Amounts of		Cash or
		Offset in the	Assets Presented in	Financial	Financial
	Gross Amounts	Statement of	the Statement of	Instruments	Instrument	Net
	Recognized	Financial Position	Financial Position	Recognized	Collateral	Amount
	(dollars in thousands)
September 30, 2017
Assets:
Interest rate swaps	$164	$-	$164	$-	$-	$164
Liabilities:
Repurchase agreements	$-	$-	$-	$-	$-	$-
December 31, 2016
Assets:
Interest rate swaps	$88	$-	$88	$-	$-	$88
Liabilities:
Repurchase agreements	$15,000	$-	$15,000	$-	$15,000	$-

Note 15 – Subsequent Event

On November 2, 2017, all of the Bank’s loans secured by New York City medallions, which had been classified as held-for-sale since December 31, 2016, were returned to the loans held-for-investment portfolio. As of September 30, 2017, the portfolio totaled $47.4 million, net of a $15.3 million valuation allowance. This transfer of the loans to held-for-investment will be recorded at the fair value of the loans held-for-sale with any difference between the fair value determined as of the transfer date and the carrying value as of September 30, 2017 to be recognized in noninterest expense during the fourth quarter 2017. The Company currently estimates a pretax charge of approximately $0.5 million to reflect this transfer. Management’s decision is based on its current view that a strategy to work out the credits through cash flow generated by borrowers’ operations is now superior, from a financial perspective, to a disposition via a sale to a third-party. This decision reflects (i) a reduced level of interest on the part of institutional investors to purchase taxi medallion loans, especially for relatively smaller portfolios such as the Bank’s and (ii) the Company’s increasing success at restructuring loans in the portfolio to monthly payment terms that can be supported through borrowers’ operations, although the collectability of principal balloon payments at maturity remains uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2017 and December 31, 2016. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Operating Results Overview

Net income available to common stockholders for the three months ended September 30, 2017 amounted to $13.1 million compared to $11.9 million for the comparable three-month period ended September 30, 2016. The Company’s diluted earnings per share were $0.41 for the three months ended September 30, 2017 as compared with diluted earnings per share of $0.39 for the comparable three-month period ended September 30, 2016. The increase in net income available to common stockholders and diluted earnings per share was primarily attributable to an increase in net interest income and a decrease in provision for loan losses, partially offset by a decrease in net gains on sale of investment securities and an increase in other expenses. The increase in other expenses was primarily the result of an increase in a valuation allowance related to loans held-for-sale.

Net income available to common stockholders for the nine months ended September 30, 2017 amounted to $32.6 million compared to $33.1 million for the comparable nine-month period ended September 30, 2016. The Company’s diluted earnings per share were $1.01 for the nine months ended September 30, 2017 as compared with diluted earnings per share of $1.09 for the comparable nine-month period ended September 30, 2016. The decrease in net income available to common stockholders and diluted earnings per share was primarily attributable to an increase in noninterest expenses, which was primarily the result of an increase in a valuation allowance related to loans held-for-sale and a decrease in net gains on sale of investment securities, partially offset by an increase in net interest income, a decrease in provision for loan losses, and a decrease in income tax expense.

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

Fully taxable equivalent net interest income for the third quarter of 2017 increased by $4.2 million, or 12.3%, from the third quarter of 2016, resulting from an increase in average interest-earning assets of 8.4% and the widening of the net interest margin by 12 basis-points to 3.44% from 3.32%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $0.3 million and $1.0 million during the third quarter of 2017 and 2016, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.41% in the third quarter of 2017, widening by 19 basis-points from the third quarter of 2016 adjusted net interest margin of 3.22%. The increase in the adjusted net interest margin was primarily attributable to a higher volume of loans which reduced excess cash balances resulting in an improved asset-mix, partially offset by increased cost in deposit funding and lower yields on securities.

Fully taxable equivalent net interest income for the nine months ended September 30, 2017 was $108.0 million, an increase of $9.1 million, or 9.2%, from the nine months ended September 30, 2016, resulting from an increase in average interest-earning assets of 7.8% and the widening of the net interest margin by 5 basis-points to 3.44% from 3.39%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.3 million and $3.6 million during the nine months ended September 30, 2017 and 2016, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.40% for the nine months ended September 30, 2017, widening by 14 basis-points from the nine months ended September 30, 2016 adjusted net interest margin of 3.26%. The increase in the adjusted net interest margin was primarily attributable to higher yields on loans and an improved asset-mix, partially offset by lower yields on securities and an increased cost in deposit funding.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2017 and 2016, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$397,077	$3,033	3.03%	$406,802	$3,293	3.22%
Total loans (2) (3) (4)	3,898,404	43,683	4.45	3,407,278	38,010	4.44
Federal funds sold and interest-bearing with banks	53,820	170	1.25	202,106	261	0.51
Restricted investment in bank stocks	29,236	362	4.91	24,834	352	5.64
Total interest-earning assets	4,378,537	47,248	4.28	4,041,020	41,916	4.13
Noninterest-earning assets:
Allowance for loan losses	(28,999)			(34,052)
Other noninterest-earning assets	364,474			337,828
Total assets	$4,714,012			$4,344,796

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,005,997	3,593	1.42	$1,007,530	3,323	1.31
Other interest-bearing deposits	1,816,162	2,520	0.55	1,637,500	1,836	0.45
Total interest-bearing deposits	2,822,159	6,113	0.86	2,645,030	5,159	0.78

Borrowings	570,711	2,353	1.64	488,015	2,139	1.74
Subordinated debentures (5)	55,155	813	5.85	55,155	814	5.87
Capital lease	2,688	40	5.90	2,814	42	5.94
Total interest-bearing liabilities	3,450,713	9,319	1.07	3,191,014	8,154	1.02

Demand deposits	688,707			640,323
Other liabilities	17,972			18,318
Total noninterest-bearing liabilities	706,679			658,641
Stockholders’ equity	556,620			495,141
Total liabilities and stockholders’ equity	$4,714,012			$4,344,796
Net interest income (tax-equivalent basis)		37,929			33,762
Net interest spread (6)			3.21%			3.11%
Net interest margin (7)			3.44%			3.32%
Tax-equivalent adjustment		(910)			(738)
Net interest income		$37,019			$33,024

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Does not reflect netting of debt issuance costs of $525 and $697 as of September 30, 2017 and 2016, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$384,782	$9,272	3.22%	$413,493	$10,290	3.32%
Total loans (2) (3) (4)	3,716,876	123,009	4.42	3,310,788	109,959	4.44
Federal funds sold and interest-bearing with banks	73,424	555	1.01	143,517	541	0.50
Restricted investment in bank stocks	26,177	982	5.02	29,818	1,074	4.81
Total interest-earning assets	4,201,259	133,818	4.26	3,897,616	121,864	4.18
Noninterest-earning assets:
Allowance for loan losses	(27,533)			(30,412)
Other noninterest-earning assets	358,726			331,544
Total assets	$4,532,452			$4,198,748

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$982,149	9,996	1.36	$902,017	8,714	1.29
Other interest-bearing deposits	1,745,742	6,722	0.51	1,515,785	4,818	0.42
Total interest-bearing deposits	2,727,891	16,718	0.82	2,417,802	13,532	0.75

Borrowings	509,625	6,581	1.73	603,423	6,908	1.53
Subordinated debentures (5)	55,155	2,431	5.89	55,155	2,436	5.90
Capital lease	2,720	123	6.05	2,844	128	6.01
Total interest-bearing liabilities	3,295,391	25,853	1.05	3,079,224	23,004	1.00

Demand deposits	670,709			610,568
Other liabilities	17,652			21,872
Total noninterest-bearing liabilities	688,361			632,440
Stockholders’ equity	548,700			487,084
Total liabilities and stockholders’ equity	$4,532,452			$4,198,748
Net interest income (tax-equivalent basis)		107,965			98,860
Net interest spread (6)			3.21%			3.18%
Net interest margin (7)			3.44%			3.39%
Tax-equivalent adjustment		(2,704)			(2,122)
Net interest income		$105,261			$96,738

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Does not reflect netting of debt issuance costs of $565 and $697 as of September 30, 2017 and 2016, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.8 million for the three months ended September 30, 2017, compared with $5.6 million for the three months ended September 30, 2016. There were no net securities gains/(losses) for the three months ended September 30, 2017 and $4.1 million in net securities gains for the three months ended September 30, 2016. Excluding the securities gains, noninterest income increased by $0.3 million when compared to the prior year third quarter. The increase was due primarily to a bank owned life insurance death benefit recorded during the third quarter of 2017. Noninterest income also includes bank owned life insurance and deposit, loan and other income for the three month periods.

Noninterest income totaled $6.2 million for the nine months ended September 30, 2017, compared with $8.3 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, there were $1.6 million and $4.2 million of net securities gains, respectively. Excluding the securities gains, noninterest income increased by $0.5 million when compared to the nine months ended September 30, 2016. The increase was due primarily to a bank owned life insurance death benefit recorded during the third quarter of 2017. Noninterest income also includes annuities and insurance commissions, bank owned life insurance and deposit, loan and other income for the nine month periods.

Noninterest Expenses

Noninterest expenses totaled $18.6 million for the three months ended September 30, 2017, compared to $14.6 million for the three months ended September 30, 2016. The increase from the prior year period was mainly attributable to an increase in the taxi medallions loans held-for-sale valuation allowance of $3.0 million. In addition, increases in salaries and employee benefits ($1.1 million), FDIC insurance premiums ($0.1 million) and data processing ($0.2 million) were partially offset by decreases in occupancy and equipment expenses ($0.1 million) and other expense ($0.2 million), contributing to the overall increase in noninterest expenses from the prior year third quarter.

Noninterest expenses totaled $62.2 million for the nine months ended September 30, 2017, compared to $43.3 million for the nine months ended September 30, 2016. The increase from the prior year period was mainly attributable to an increase in the taxi medallions loans held-for-sale valuation allowance of $15.3 million. In addition, increases in salaries and employee benefits ($2.6 million), FDIC insurance premiums ($0.6 million), data processing ($0.4 million) and other expense ($0.3 million) were partially offset by decreases in occupancy and equipment expenses ($0.2 million) contributing to the overall increase in noninterest expenses from the prior year nine month period.

On November 2, 2017, all of the Bank’s loans secured by New York City medallions, which had been classified as held-for-sale since December 31, 2016, were returned to the loans held-for-investment portfolio. As of September 30, 2017, the portfolio totaled $47.4 million, net of a $15.3 million valuation allowance. This transfer of the loans to held-for-investment will be recorded at the fair value of the loans held-for-sale with any difference between the fair value determined as of the transfer date and the carrying value as of September 30, 2017 to be recognized in noninterest expense during the fourth quarter 2017. The Company currently estimates a pretax charge of approximately $0.5 million to reflect this transfer. Management’s decision is based on its current view that a strategy to work out the credits through cash flow generated by borrowers’ operations is now superior, from a financial perspective, to a disposition via a sale to a third-party. This decision reflects (i) a reduced level of interest on the part of institutional investors to purchase taxi medallion loans, especially for relatively smaller portfolios such as the Bank’s and (ii) the Company’s increasing success at restructuring loans in the portfolio to monthly payment terms that can be supported through borrowers’ operations, although the collectability of principal balloon payments at maturity remains uncertain.

Income Taxes

Income tax expense was $5.6 million for the three months ended September 30, 2017, compared to $5.4 million for the three months ended September 30, 2016. The effective tax rate for the current quarter was 30.0% versus 31.5% for the prior-year quarter.

Income tax expense was $12.6 million for the nine months ended September 30, 2017, compared to $15.2 million for the nine months ended September 30, 2016. Included in income tax expense for the nine months ended September 30, 2017 is a benefit of $180 thousand which resulted from the effect of implementing ASU 2016-09, which relates to the recognition of excess tax benefits in the income statement (formerly through equity) that result from employee share-based payment awards. The effective tax rate for the nine months ended September 30, 2017 was 27.9% versus 31.5% for the prior-year period. Excluding any changes to the taxi medallion valuation allowance, the effective tax rate for 2017 is expected to be maintained in the low 30% range.

Financial Condition

Loan Portfolio

Commercial lending is the Company’s primary business activity. The Company’s loan portfolio consists of commercial, residential and consumer loans, serving the diverse client base in the Company’s market area. The composition of the Company’s portfolio remains relatively constant but can change due to factors such as the economic climate, the level and fluctuations in interest rates, real estate values and employment metrics. Organic growth (i.e., growth other than through mergers and acquisitions) is generated through business development, repeat client requests for new financings, penetration into existing markets and entry into new markets.

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

	September 30, 2017		December 31, 2016		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$641,613	16.5%	$553,576	15.9%	$88,037

Commercial real estate	2,585,205	66.4	2,204,710	63.3	380,495

Commercial construction	399,453	10.2	486,228	14.0	(86,775)

Residential real estate	264,244	6.8	232,547	6.7	31,697

Consumer	1,912	0.1	2,380	0.1	(468)

Gross loans	$3,892,427	100.0%	$3,479,441	100.0%	$412,986

At September 30, 2017, gross loans totaled $3.9 billion, an increase of $0.4 billion, or 11.9%, as compared to December 31, 2016. Net loan growth was primarily attributable to commercial real estate ($380 million), commercial ($88 million) and residential real estate ($32 million), partially offset by a decrease in construction ($87 million).

At September 30, 2017, acquired loans remaining in the loan portfolio totaled $0.5 billion, compared to $0.7 billion as of December 31, 2016.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“ALLL”) is to establish a valuation allowance for probable incurred credit losses in the loan portfolio. Additions to the ALLL are made through provisions charged against current operations and through recoveries made on loans previously charged off. The ALLL is maintained at an amount considered adequate by management to provide for probable incurred credit losses inherent in the loan portfolio based upon historical losses and a periodic evaluation of external and portfolio risk factors. In establishing an appropriate ALLL, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. The Company’s analysis of its ALLL also takes into consideration the potential impact that current trends may have on the Company’s borrower base.

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

At September 30, 2017, the ALLL was $29.9 million as compared to $25.7 million at December 31, 2016. Provisions to the ALLL for the three and nine months ended September 30, 2017 totaled $1.5 million and $4.0 million, respectively, compared to $6.8 million and $13.5 million for the same periods in 2016. The decrease from the prior year quarter and prior year nine month period was largely attributable to decreases in specific reserves, primarily related to the portfolio of taxi medallion loans.

There were $(19) thousand in net recoveries and $1.9 million in net charge-offs during the three months ended September 30, 2017 and 2016, respectively. There were $(126) thousand in net recoveries and $2.5 million in net charge-offs during the nine months ended September 30, 2017 and September 30, 2016, respectively. The ALLL as a percentage of total loans amounted to 0.77% at September 30, 2017 compared to 0.74% at December 31, 2016 and 1.09 % at September 30, 2016.

The level of the allowance for the respective periods of 2017 and 2016 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at September 30, 2017 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ALLL are presented in the following table for the periods indicated.

	Nine Months Ended
	September 30,
	2017	2016
	(dollars in thousands)
Average loans receivable at end of period	$3,847,396	$3,406,800

Analysis of the ALLL:
Balance - beginning of quarter	$25,744	$26,572
Charge-offs:
Commercial	-	(2,396)
Commercial real estate	(71)	-
Residential real estate	-	(94)
Consumer	(12)	(10)
Total charge-offs	(83)	(2,500)
Recoveries:
Commercial	158	2
Commercial real estate	50	35
Residential real estate	-	3
Consumer	1	3
Total recoveries	209	43
Net recoveries (charge-offs)	126	(2,457)
Provision for loan and losses	4,000	13,500
Balance - end of period	$29,870	$37,615
Ratio of annualized net charge-offs during the period to average loans receivable during the period	-%	0.06%

Loans receivable	$3,889,289	$3,445,476
ALLL as a percentage of loans receivable	0.77%	1.09%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing/accreting:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans (held-for-investment)	$13,755	$5,734
Nonaccrual loans (held-for-sale)	47,430	63,044
OREO	-	626
Total nonperforming assets (1)	$61,185	$69,404

Performing TDRs	$12,749	$13,338
Loans 90 days or greater past due and still accruing (non-PCI)	-	-
Loans 90 days or greater past due and still accruing/accreting (PCI)	$4,209	$5,293

(1)	Nonperforming assets are defined as nonaccrual loans (held-for-investment), nonaccrual loans (held-for-sale), and other real estate owned.

Nonaccrual loans (held-for-investment) to total loans receivable	0.35%	0.16%
Nonperforming assets to total assets	1.26%	1.57%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans	1.96%	2.48%

Securities Portfolio

At September 30, 2017, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset-backed securities and equity securities.

During the quarter ended September 30, 2016, the Company transferred all securities previously categorized as held-to-maturity to available-for-sale classification. The transfer resulted in an increase of approximately $210 million in amortized cost basis of available-for-sale securities and resulted in a net increase to accumulated other comprehensive income of $7.4 million, net of tax. This transfer enhanced liquidity and increased flexibility with regard to asset-liability management and balance sheet composition. As a result of the transfer, the Company believes it has tainted its held-to-maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held-to-maturity within the near future.

For the three months ended September 30, 2017, average securities decreased $9.7 million to $397.1 million, or 9.1% of average interest-earning assets, from $406.8 million, or 10.1% of average interest-earning assets, for the comparable period in 2016. For the nine months ended September 30, 2017, average securities decreased $28.7 million to $384.8 million, or 9.2% of average interest-earning assets, from $413.5 million, or 10.6% of average interest-earning assets, for the comparable period in 2016.

At September 30, 2017, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $0.7 million as compared to $0.9 million at December 31, 2016. The decrease in net unrealized gains is predominantly attributable to the sales of available-for-sale securities during 2017 and fluctuations in prevailing market interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issue.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2017 and December 31, 2016 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2017, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.65%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.84%. As of December 31, 2016, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.79%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 2.93%.

Based on our model, which was run as of September 30, 2017, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.43%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.75%. As of December 31, 2016, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.65%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.43%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2017, would decline by 12.49% with an instantaneous rate shock of up 200 basis points, and increase by 4.51% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2016, would decline by 7.97% with an instantaneous rate shock of up 200 basis points, and increase by 2.96% with an instantaneous rate shock of down 100 basis points.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
(dollars in thousands)
+300	$443,173	$(108,035)	(19.6)	+300	$154,260	$3,080	2.0

+200	482,343	(68,865)	(12.5)	+200	153,672	2,491	1.7
+100	520,848	(30,360)	(5.5)	+100	152,821	1,640	1.1

0	551,208	-	0.0	0	151,180	-	0.0
-100	576,090	24,882	4.5	-100	148,406	(2,775)	(1.8)

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

At September 30, 2017, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2017, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered securities) were $399.2 million, which represented 8.2% of total assets and 9.5% of total deposits and borrowings, compared to $428.2 million at December 31, 2016, which represented 9.7% of total assets and 11.2% of total deposits and borrowings on such date.

The Bank is a member of the FHLB of New York and, based on available qualified collateral as of September 30, 2017, had the ability to borrow $1.4 billion. In addition, at September 30, 2017, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $10.9 million. At September 30, 2017, the Bank had aggregate available and unused credit of approximately $796 million, which represents the aforementioned facilities totaling $1.4 billion net of $610 million in outstanding borrowings and letters of credit. At September 30, 2017, outstanding commitments for the Bank to extend credit were approximately $635 million.

Cash and cash equivalents totaled $141.3 million on September 30, 2017, decreasing by $59.1 million from $200.4 million at December 31, 2016. Operating activities provided $68.3 million in net cash. Investing activities used $508.7 million in net cash, primarily reflecting an increase in loans and securities. Financing activities provided $381.2 million in net cash, primarily reflecting a net increase of $279.5 million in deposits and a net increase of $109 million in borrowings (consisting of $780.0 million in new FHLB borrowings offset by notional repayments of $656.0 million of FHLB borrowings and $15.0 million of repayments of repurchase agreements).

Deposits

Total deposits increased by $279.5 million, or 8.4%, to $3.6 billion at September 30, 2017 from December 31, 2016. The increase was primarily attributable to increases in time deposits, money market, interest-bearing demand and noninterest-bearing demand deposits and partially offset by a slight decrease in savings deposits. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	September 30, 2017		December 31, 2016		(Decrease)
	Amount	%	Amount	%	2017 vs. 2016
	(dollars in thousands)
Demand, noninterest-bearing	$719,582	19.8%	$694,977	20.8%	$24,605

Demand, interest-bearing	623,027	17.2	563,740	16.9	59,287

Money market	1,024,975	28.3	911,867	27.3	113,108

Savings	177,826	4.9	205,551	6.1	(27,725)

Time	1,078,359	29.8	968,136	28.9	110,223

Total deposits	$3,623,769	100.0%	$3,344,271	100.0%	$279,498

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2017 was 4.16%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank on September 30, 2015, and to repay $11.25 million of SBLF preferred issued to the U.S. Treasury on March 11, 2016. Remaining funds were used for general corporate purposes. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including September 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points.

Stockholders’ Equity

The Company’s stockholders’ equity was $558 million at September 30, 2017, an increase of $26.7 million from December 31, 2016. The increase in stockholders’ equity was primarily attributable to an increase of $25.4 million in retained earnings and approximately $1.4 million of equity issuance related to stock-based compensation. As of September 30, 2017, the Company’s tangible common equity ratio and tangible book value per share were 8.71% and $12.78, respectively. As of December 31, 2016, the tangible common equity ratio and tangible book value per share were 8.93% and $11.96, respectively. Total goodwill and other intangible assets were approximately $148 million and $149 million as of September 30, 2017 and December 31, 2016, respectively.

	September 30,	December 31,
	2017	2016
	(dollars in thousands, except for share and
	per share data)
Stockholders’ equity	$557,691	$531,032

Less: Goodwill and other intangible assets	148,442	148,997
Tangible common stockholders’ equity	$409,249	$382,035

Common stock outstanding at period end	32,015,317	31,948,307

Book value per common share	$17.42	$16.62
Less: Goodwill and other intangible assets	4.64	4.66
Tangible book value per common share	$12.78	$11.96

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2017 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (dollars in thousands).

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$416,736	9.13%	$182,603	4.00%	N/A	N/A
CET I risk-based ratio	411,582	9.40	197,042	4.50	N/A	N/A
Tier 1 risk-based capital	416,736	9.52	262,723	6.00	N/A	N/A
Total risk-based capital	496,606	11.34	350,397	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$461,300	10.11%	$182,539	4.00%	$228,173	5.00%
CET I risk-based ratio	461,300	10.54	197,019	4.50	284,583	6.50
Tier 1 risk-based capital	461,300	10.54	262,692	6.00	350,255	8.00
Total risk-based capital	491,170	11.22	350,255	8.00	437,819	10.00

N/A - not applicable

As of September 30, 2017, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

Basel III rules require a “capital conservation buffer” for both the Company and the Bank. When fully phased in on January 1, 2019, each of the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. The implementation of this capital conservation buffer began on January 1, 2016 at a level of 0.625%, and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of September 30, 2017 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 2.09% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 1.97% above the minimum buffer ratio.

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

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: November 3, 2017		Date: November 3, 2017

