Form 10-K
period 2017-12-31
ConnectOne Bancorp, Inc.
filed 2018-03-06
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has required to submit and post such files.) Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated ☐	Small Reporting Company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐   or No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $557.7 million.

Shares Outstanding on March 6, 2018
Common Stock, no par value: 32,119,241 shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement in connection with the 2018 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward looking statements and associated risks in “Item 1 - Business – Forward Looking Statements” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

CONNECTONE BANCORP, INC.

FORM 10-K

PART I

Item 1. Business

Forward Looking Statements

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

Historical Development of Business

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

The Company owns 100% of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. The trust exists for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in $5.2 million of junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) ASC 810-10 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income. See Note 11 of the Notes to Consolidated Financial Statements.

Except as described above, the Company’s wholly-owned subsidiaries are all included in the Company’s consolidated financial statements. These subsidiaries include an advertising subsidiary; an insurance subsidiary, and various investment subsidiaries which hold, maintain and manage investment assets for the Company. The Company’s subsidiaries also include a real estate investment trust (the “REIT”) which holds a portion of the Company’s real estate loan portfolio. All subsidiaries mentioned above are directly or indirectly wholly owned by the Company, except that the Company owns less than 100% of the preferred stock of the REIT. A real estate investment trust must have 100 or more shareholders. The REIT has issued less than 20% of its outstanding non-voting preferred stock to individuals, primarily Bank personnel and directors.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.ConnectOneBank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of conduct that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit/Risk Committee, Nominating and Corporate Governance Committee and Compensation Committee.

Additionally, the Company will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to ConnectOne Bancorp, Inc., Attention: Shareholder Relations, 301 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Narrative Description of the Business

We are a New Jersey/New York metro area commercial bank offering a full suite of deposit and loan products and services to the general public and, in particular, to small and mid-sized businesses, local professionals and individuals residing, working and conducting business in our trade area. Our mission is to prove that putting people first is a better way to do business.

Our talented, diverse team of financial experts and relationship specialists know that the demands of a successful business extend far beyond '9-5.' A big part of the trust we've earned from entrepreneurs and business owners stems from our firsthand knowledge of the businesses and communities we serve. That trust extends to the families we help thrive, from helping them refinance their homes to being able to easily access accounts wherever and whenever they're needed.

While we expect to take an opportunistic approach to acquisitions, considering opportunities to purchase or merge with whole institutions, banking offices or lines of business that complement our existing strategy, the bulk of our future growth may be organic. Our goal is to open new offices in the counties contained in our broader trade area discussed below. However, we do not believe that we need to establish a physical location in each market that we serve. We believe that advances in technology have created new delivery channels which allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. We believe the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

Our Market Area

Our banking offices are located in Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth Counties in New Jersey and in the borough of Manhattan, in New York City, and we expect to open our newest banking office in Melville, Suffolk County New York in the first quarter of 2018. Our market area includes some of the most affluent markets in the United States. We also attract business and clients from broader regions, including the other boroughs of New York City as well as Westchester County and Long Island in New York State.

Products and Services

We derive a majority of our revenue from net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business clients, we also provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, Treasury Direct, ACH origination, lockbox services and mobile banking by phone. In addition, we offer safe deposit boxes. The Bank also offers remote deposit capture banking for both retail and business clients, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost.

Noninterest demand deposit products include “Totally Free Checking” and “Simply Better Checking” for retail clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both retail and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors but offer a limited number of preauthorized withdrawals. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 7 days to 60 months and brokered certificates of deposit, which we use for asset liability management purposes and to supplement other sources of funding.  CDARS/ICS Reciprocal deposits are offered based on the Bank’s participation in the Promontory Interfinancial Network, LLC network.  Clients who are FDIC insurance sensitive are able to place large dollar deposits with the Company and the Company uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the standard dollar amount. The FDIC currently considers these funds as brokered deposits.

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

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment, and liens on commercial and residential real estate. Included in commercial loans are loans secured by New York City taxi medallions. As of December 31, 2017, the carrying value of our taxi medallion portfolio totaled $46.8 million, all of which was re-designated as held-for-investment. All of our taxi medallion loans are secured by New York City taxi medallions.

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on 1-4 family residential real estate, and are generally made to existing clients of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a loan policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, Chief Lending Officer and Chief Credit Officer) can approve loans up to $25 million in aggregate loan exposure and which do not exceed 65% of the Legal Lending Limit of the Bank (currently $75.1 million as of December 31, 2017 for most loans), provided that (i) the credit does not involve an exception to policy and a principal balance greater than $7.5 million or $20 million in all credit outstanding to the borrower in the aggregate, (ii) the credit does not exceed certain dollar amount thresholds set forth in our policy, which varies by loan type, and (iii) the credit is not extended to an insider of the Bank. The Board Loan Committee (which includes the Chief Executive Officer and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($75.1 million) and 25% of the capital base for loans secured by readily marketable collateral ($125.2 million). At December 31, 2017, the Bank’s largest committed relationship (to several affiliated borrowers) totaled $69.6 million. The Bank’s largest single loan outstanding at December 31, 2017 was $35.0 million.

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

Our larger competitors have greater financial resources to finance wide-ranging advertising campaigns. Additionally, we endeavor to compete for business by providing high quality, personal service to clients, client access to our decision-makers and competitive interest rates and fees. We seek to hire and retain quality employees who desire greater responsibility than may be available working for a larger employer.

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

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $3.1 million in total FDIC assessments in 2017, as compared to $2.4 million in 2016.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $210 thousand in 2017, as compared to $209 thousand in 2016.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”):

•	allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies, if the bank holding company elects to become a financial holding company. Thereafter it may engage in certain financial activities without further approvals;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

At December 31, 2017, we had $3.1 billion of commercial real estate loans, including commercial construction loans, which represented 73.7% of loans receivable. Concentrations in commercial real estate are also monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 568% of total risk-based capital.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

Although the economy in our market area generally, and the real estate market in particular, is growing, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate. Many factors, including the exchange rate for the U.S. dollar, potential international trade tariffs, and changes in federal tax laws effecting the deductibility of state and local taxes and mortgage interest could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

If we are limited in our ability to originate loans secured by commercial real estate we may face greater risk in our loan portfolio

If, because of our concentration of commercial real estate loans, or for any other reasons, we are limited in our ability to originate loans secured by commercial real estate, we may incur greater risk in our loan portfolio. For example, we may seek to increase our growth rate in commercial and industrial loans, including both secured and unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses and personal guarantees. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and typically include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Therefore, we may be exposed to greater risk of loss on these credits.

The nature and growth rate of our commercial loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2017, we had $2.6 billion in commercial real estate loans outstanding. Approximately 67% of the loans, or $1.7 billion, had been originated in the past three years. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Our portfolio of loans secured by New York City taxi medallions could expose us to credit losses.

We maintain a significant credit exposure ($46.8 million carrying value as of December 31, 2017) of loans secured by New York City taxi medallions. The taxi industry in New York City is facing significant competition and pressure from technology based ride share companies such as Uber and Lyft. This has resulted in volatility in the pricing of medallions, and has impacted the earnings of many medallion holders, including our borrowers. The entire taxi medallion portfolio was designated as nonaccrual, and the entire portfolio has been re-designated as loans held-for-investment, reflecting reduced interest by purchasers in smaller portfolios of loans secured by taxi medallions, such as ours. Any further deterioration in the value of New York City taxi medallions, or in the medallion taxi industry in New York City, could expose us to additional losses through additional write downs on these loans.

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

We have also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2017, governmental and municipal deposits accounted for approximately $358.8 million in deposits. The newly elected governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

As of December 31, 2017, we had approximately $435.3 million in investment securities, available-for-sale. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

In addition, as described under “Capital Adequacy Guidelines,” beginning in 2016, banks and bank holding companies are be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. When fully phased in on January 1, 2019, the capital conservation buffer will be 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

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

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Cuts and Jobs Act, enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for loan losses, which would reduce profitability and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Applicable to the Banking Industry Generally:

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2017, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $72.4 million or 12.83%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates seven banking offices in Bergen County, NJ, consisting of one office each in Englewood Cliffs, Englewood, Cresskill, Fort Lee, Hackensack, Ridgewood and Saddle River; nine banking offices in Union County, NJ, consisting of four offices in Union Township, and one office each in Springfield Township, Berkeley Heights, and Summit; three banking offices in Morris County, NJ, consisting of one office each in Boonton, Madison and Morristown; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Princeton in Mercer County, NJ; one office in Holmdel in Monmouth County, and one banking office in the borough of Manhattan in New York City. The Bank is also opening a banking office in Melville, New York on Long Island. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased locations.

Banking Office Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028; renewable at the Bank’s option
12 East Palisade Avenue, Englewood, NJ	Term expires July 2022; renewable at the Bank’s option
1 Union Avenue, Cresskill, NJ	Term expires June 2026; renewable at the Bank’s option
899 Palisade Avenue, Fort Lee, NJ	Term expires August 2022; renewable at the Bank’s option
142 John Street, Hackensack, NJ	Term expires December 2021; renewable at the Bank’s option
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2019; renewable at the Bank’s option
71 East Allendale Road, Saddle River, NJ	Term expires June 2029; unless canceled or extended by the Bank
356 Chestnut Street, Union, NJ	Term expires May 2027
104 Ely Place, Boonton, NJ	Term expires August 2021
300 Main Street, Madison, NJ	Term expires July 2020
545 Morris Avenue, Summit, NJ	Term expires January 2024; renewable at the Bank’s option
217 Chestnut Street, Newark, NJ	Term expires February 2019; renewable at the Bank’s option
5914 Park Avenue, West New York, NJ	Term expires September 2018; renewable at the Bank’s option
344 Nassau Street, Princeton, NJ	Term expires June 2019
963 Holmdel Road, Holmdel, NJ	Term expires March 2021; renewable at the Bank’s option
551 Madison Avenue, Suite 202, NY, NY	Term expires September 2024

The Bank operates a Drive In/Walk Up located at 2022 Stowe Street, Union, NJ.

Item 3. Legal Proceedings

There are no significant pending legal proceedings involving the Company other than those arising out of routine operations. None of these matters would have a material adverse effect on the Company or its results of operations if decided adversely to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Equity Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2017, the Company had 475 stockholders of record, excluding beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2017, the closing sale price was $25.75.

The following table sets forth the high and low closing sales price, and the dividends declared, on a share of the Company’s common stock for the years ended December 31, 2017 and 2016.

	Common Stock Price
	2017		2016		Common Dividends Declared
	High	Low	High	Low	2017	2016
Fourth Quarter	$27.80	$24.70	$26.50	$17.78	$0.075	$0.075
Third Quarter	24.60	21.25	18.86	15.22	0.075	0.075
Second Quarter	24.40	21.50	17.30	15.12	0.075	0.075
First Quarter	26.00	22.45	18.63	15.17	0.075	0.075
Total					$0.300	$0.300

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made of the Company’s common stock during 2017 or 2016.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 20 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2012 through December 31, 2017.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.
NASDAQ AND KBW BANK INDEX

Assumes $100 Invested on December 31, 2012, with Dividends Reinvested
Year Ended December 31, 2017

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
ConnectOne Bancorp, Inc.	100.00	164.25	168.98	168.89	237.20	238.12
NASDAQ	100.00	139.89	160.47	171.83	187.03	242.34
KBW Bank Index	100.00	137.40	150.09	150.82	197.72	228.08

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2017 and 2016 and the selected consolidated summary of income data for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2015, 2014, 2013 and the selected consolidated summary of income data for the years ended December 31, 2014 and 2013 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	As of or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except share data)
Selected Statement of Financial Condition Data
Total assets	$5,108,442	$4,426,348	$4,015,909	$3,448,572	$1,673,082
Loans receivable	4,171,456	3,475,832	3,099,007	2,538,641	960,943
Allowance for loan losses	31,748	25,744	26,572	14,160	10,333
Securities – available-for-sale	435,284	353,290	195,770	289,532	323,070
Securities – held-to-maturity	-	-	224,056	224,682	215,286
Goodwill and other intangible assets	148,273	148,997	149,817	150,734	16,828
Borrowings	670,077	476,280	671,587	495,553	146,000
Subordinated debt (net of issuance costs)	54,699	54,534	54,343	5,155	5,155
Deposits	3,795,128	3,344,271	2,790,966	2,475,607	1,342,005
Tangible common stockholders’ equity(1)	417,164	325,127	316,277	284,235	168,584
Total stockholders’ equity	565,437	531,032	477,344	446,219	168,584
Average total assets	4,629,380	4,236,758	3,661,306	2,520,524	1,633,270
Average common stockholders’ equity	553,390	491,110	456,036	301,004	153,775
Dividends
Cash dividends paid on common stock	$9,612	$9,067	$8,996	$6,940	$4,254
Dividend payout ratio	22.24%	29.19%	21.84%	37.60%	21.50%
Cash dividends per share
Cash dividends	$0.300	$0.300	$0.300	$0.300	$0.280

Selected Statement of Income Data
Interest income	$181,324	$161,241	$140,967	$94,207	$57,268
Interest expense	(36,255)	(31,096)	(23,814)	(14,808)	(11,082)
Net interest income	145,069	130,145	117,153	79,399	46,186
Provision for loan losses	(6,000)	(38,700)	(12,605)	(4,683)	(350)
Net interest income after provision for loan losses	139,069	91,445	104,548	74,716	45,836
Noninterest income	8,204	9,920	11,173	7,498	6,851
Noninterest expense	(78,759)	(58,507)	(54,484)	(54,804)	(25,278)
Income before income tax expense	68,514	42,858	61,237	27,410	27,409
Income tax expense	(25,294)	(11,776)	(19,926)	(8,845)	(7,484)
Net income	43,220	31,082	41,311	18,565	19,925
Preferred stock dividends	-	(22)	(112)	(112)	(141)
Net income available to common stockholders	$43,220	$31,060	$41,199	$18,453	$19,784

(1)	These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Reconciliation Table” for a reconciliation of these measurers to their most comparable GAAP measures.

	As of or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Per Common Share Data	(dollars in thousands, except share data)
Basic	$1.35	$1.02	$1.37	$0.80	$1.21
Diluted	1.34	1.01	1.36	0.79	1.21
Book value per common share	17.63	16.62	15.49	14.65	9.61
Tangible book value per common share (1)	13.01	11.96	10.51	9.57	8.58
Selected Performance Ratios
Return on average assets	0.93%	0.73%	1.13%	0.74%	1.22%
Return on average common stockholders’ equity	7.81	6.30	9.03	6.13	12.87
Net interest margin	3.45	3.38	3.55	3.57	3.30

Selected Asset Quality Ratios as a % of loans receivable:
Nonaccrual loans (excluding loans held-for sale)	1.57%	0.16%	0.67%	0.46%	0.33%
Loans 90 days or greater past due and still accruing (non-PCI)	-	-	-	0.05	-
Loans 90 days or greater past due and still accruing (PCI)	0.04	0.15	-	-	-
Performing TDRs	0.36	0.38	2.77	0.07	0.60
Allowance for loan losses	0.76	0.74	0.86	0.56	1.08

Nonperforming assets(2) to total assets	1.29%	1.57%	0.58%	0.37%	0.20%
Allowance for loan losses to nonaccrual loans (excluding loans held-for-sale	168.4	449.0	128.1	122.0	329.4
Net loan charge-offs (recoveries) to average loans(3)	0.01	1.18	0.01	0.05	0.03

Capital Ratios
Leverage ratio	8.92%	9.29%	9.07%	9.37%	9.69%
Common equity Tier 1 risk-based ratio	9.15	9.74	9.14	n/a	n/a
Risk-based Tier 1 capital ratio	9.26	9.87	9.61	10.44	12.10
Risk-based capital ratio	11.04	11.78	11.77	10.94	12.90
Tangible common equity to tangible assets (1)	8.41	8.93	8.18	8.62	8.48

(1)	These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Reconciliation Table” for a reconciliation of these measurers to their most comparable GAAP measures.
(2)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.
(3)	Charge-offs in 2016 included $36.5 million related to the transfer of our taxi medallion portfolio to loans held-for-sale.

Non-GAAP Reconciliation Table

	As of December 31
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Tangible common equity and tangible common equity/tangible assets
Common stockholders’ equity	$565,437	$531,032	$466,094	$434,969	$157,334
Less: goodwill and other intangible assets	148,273	148,997	149,817	150,734	16,828
Tangible common stockholders’ equity	$417,164	$382,035	$316,277	$284,235	$140,506

Total assets	$5,108,442	$4,426,348	$4,015,909	$3,448,572	$1,673,082
Less: goodwill and other intangible assets	148,273	148,997	149,817	150,734	16,828
Tangible assets	$4,960,169	$4,277,351	$3,866,092	$3,297,838	$1,656,254

Tangible common equity ratio	8.41%	8.93%	8.18%	8.62%	8.48%

Tangible book value per common share
Book value per common share	$17.63	$16.62	$15.49	$14.65	$9.61
Less: goodwill and other intangible assets	4.62	4.66	4.98	5.08	1.03
Tangible book value per common share	$13.01	$11.96	$10.51	$9.57	$8.58

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses represents management’s estimate of probable incurred loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated probable incurred losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statements of Condition.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Management believes that the current allowance for loan losses will be adequate to absorb probable incurred loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the originated loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect our borrowers’ ability to pay. The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for loan losses based upon information available to them at the time of their examination. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Goodwill

The Company has adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2017, 2016 and 2015.

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

General

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2017 and 2016 and results of operations for each of the years in the three-year period ended December 31, 2017. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income for the year ended December 31, 2017 was $43.2 million, an increase of $12.1 million, or 39.1%, compared to net income of $31.1 million for 2016. Net income available to common shareholders for the year ended December 31, 2017 was $43.2 million, an increase of $12.2 million, or 39.2%, compared to net income available to common shareholders of $31.1 million for 2016. Diluted earnings per share were $1.34 for 2017, a 32.7% increase from $1.01 for 2016.

The change in net income from 2016 to 2017 was attributable to the following:

•	Increased net interest income of $14.9 million primarily due to organic growth,
•	Decreased provision for loan losses of $32.7 million primarily due to $36.5 million in charge-offs of taxi medallion loans in 2016. In 2017, charges related to the taxi medallion portfolio were recorded as a valuation allowance in noninterest expenses (see below),
•	Decrease in noninterest income of $1.7 million primarily resulting from lower net gains on the sale of investment securities ($2.6 million), offset by current year increase in BOLI income ($0.6 million) and a net gain on the sale of loans held-for-sale in 2017 ($0.5 million),
•	Noninterest expense increased approximately $20.3 million primarily due to a $15.6 million increase in valuation allowance for loans held-for-sale related to the Company’s taxi medallion loans, an increase in salaries and employee benefits ($4.1 million), FDIC insurance ($0.5 million), data processing ($0.4 million) and other expenses ($0.3 million), offset by a decrease in occupancy and equipment expense ($0.4 million).
•	Increased income tax expense of $13.5 million resulting from an increase in income before taxes and a charge against the Company’s deferred tax assets of $5.6 million due to the impact of Tax Cuts and Jobs Act of 2017.

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

The change in net income from 2015 to 2016 was attributable to the following:

•	Increased net interest income of $13.0 million primarily due to organic growth,
•	Increased provision for loan losses of $26.1 million primarily due to an increase in additional reserves specifically allocated to the Company’s taxi medallion portfolio, resulting from the transfer of the portfolio to loans held-for-sale,
•	Decrease in noninterest income of $1.3 million primarily resulting from a prior year insurance recovery ($2.2 million), offset by current year increases in BOLI income ($0.8 million),
•	Noninterest expense increased approximately $4.0 million primarily due to an increase in salaries and employee benefits ($3.4 million), occupancy and equipment ($1.0 million), FDIC insurance ($0.8 million), data processing ($0.4 million) and other expenses ($0.6 million), offset by a prior year loss on extinguishment of debt ($2.4 million), and
•	Decreased income tax expense of $8.2 million resulting from decrease in income before taxes.

Net Interest Income

Fully taxable equivalent net interest income for 2017 totaled $148.5 million, an increase of $15.5 million, or 11.7%, from 2016. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 9.4% to $4.3 billion and a widening of the net interest margin by 7 basis-points. The increase in the net interest margin was attributed to an improved asset mix, including lower levels of cash held at the Federal Reserve Bank, partially offset by increases in deposit funding costs, as well as lower yields on securities. Average total loans increased by 13.6% to $3.8 billion in 2017 from $3.4 billion in 2016.

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

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2017, 2016 and 2015 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2017			2016			2015
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$393,144	$12,290	3.13%	$396,622	$13,153	3.32%	$482,703	$16,128	3.34%
Loans (2) (3) (4)	3,811,922	170,314	4.47%	3,355,452	148,755	4.43%	2,793,952	126,133	4.51%
Federal funds sold and interest-earnings deposits with banks	70,527	711	1.01%	152,397	756	0.50%	65,513	178	0.27%
Restricted investment in bank stocks	27,093	1,421	5.24%	28,439	1,410	4.96%	27,335	1,081	3.95%
Total interest-earning assets	4,302,686	184,736	4.29%	3,932,910	164,074	4.17%	3,369,503	143,520	4.26%
Noninterest-earning assets:
Allowance for loan losses	(28,276)			(32,554)			(17,905)
Noninterest-earning assets	354,970			336,402			309,708
Total assets	$4,629,380			$4,236,758			$3,661,306

LIABILITIES & STOCKHOLDERS’ EQUITY
Savings, NOW, money market, interest checking	$1,773,454	9,502	0.54%	$1,544,838	6,754	0.44%	$1,279,663	4,972	0.39%
Time deposits	1,015,552	14,168	1.40%	923,114	11,913	1.29%	752,380	8,784	1.17%
Total interest-bearing deposits	2,789,006	23,670	0.85%	2,467,952	18,667	0.76%	2,032,043	13,756	0.68%

Borrowings	529,445	9,178	1.73%	571,626	9,013	1.58%	565,408	8,181	1.45%
Subordinated debentures (5)	54,610	3,245	5.94%	54,534	3,246	5.95%	29,685	1,700	5.73%
Capital lease obligation	2,704	162	5.99%	2,829	170	6.01%	2,946	177	6.01%
Total interest-bearing liabilities	3,375,765	36,255	1.07%	3,096,941	31,096	1.00%	2,630,894	23,814	0.91%
Noninterest-bearing deposits	681,215			624,731			537,287
Other liabilities	19,010			21,824			25,839
Stockholders’ equity	553,390			493,262			467,286
Total liabilities and stockholders’ equity	$4,629,380			$4,236,758			$3,661,306
Net interest income/interest rate spread (6)		148,481	3.22%		132,978	3.17%		119,706	3.35%
Tax-equivalent adjustment		(3,412)			(2,833)			(2,553)
Net interest income as reported		$145,069			$130,145			$117,153
Net interest margin (7)			3.45%			3.38%			3.55%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Average balances are net of debt issuance costs of $545, $621 and $812 as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Amortization expense related to debt issuance costs included in interest expense were $165, $191 and $89 as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2017/2016 Increase (Decrease) Due to Change in:			2016/2015 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(dollars in thousands)
Interest income:
Investment securities:	$(109)	$(754)	$(863)	$(2,855)	$(120)	$(2,975)
Loans receivable and loans held-for-sale	20,395	1,164	21,559	24,893	(2,271)	22,622
Federal funds sold and interest-earnings deposits with banks	(825)	780	(45)	431	147	578
Restricted investment in bank stocks	(71)	82	11	55	274	329
Total interest income:	$19,390	$1,272	$20,662	$22,524	$(1,970)	$20,554

Interest expense:
Savings, NOW, money market, interest checking	$1,225	$1,523	$2,748	$1,159	$623	$1,782
Time deposits	1,290	965	2,255	2,203	926	3,129
Borrowings and subordinated debentures	(726)	890	164	1,564	814	2,378
Capital lease obligation	(7)	(1)	(8)	(7)	-	(7)
Total interest expense:	$1,782	$3,377	$5,159	$4,919	$2,363	$7,282

Net interest income:	$17,608	$(2,105)	$15,503	$17,605	$(4,333)	$13,272

Provision for Loan Losses

In determining the provision for loan losses, management considers national and local economic trends and conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; effects of changes in lending policies, trends in volume and terms of loans; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review.

For the year ended December 31, 2017, the provision for loan losses was $6.0 million, a decrease of $32.7 million, compared to the provision for loan losses of $38.7 million for 2016, due primarily to $36.5 million in charge-offs of taxi medallion loans in 2016. These taxi medallion loans were transferred back to the loans held-for-investment portfolio in November 2017 at their fair value, with a modest earnings impact.

For the year ended December 31, 2016, the provision for loan losses was $38.7 million, an increase of $26.1 million, compared to the provision for loan losses of $12.6 million for 2015. The increase was largely attributable to an increase in reserves allocated to the Bank’s taxi medallion portfolio of approximately $27.7 million resulting from the transfer of the portfolio to loans held-for-sale, offset by a reduction in reserves of $1.5 million related to the movement of loans from the acquired portfolio into loans held-for-investment.

Noninterest Income

Noninterest income for the full-year 2017 decreased by $1.7 million, or 17.3%, to $8.2 million from $9.9 million in 2016. The decrease was primarily the result of a $2.6 million decrease in net gains on sale of investment securities, partly offset by an increase in BOLI income of $0.6 million and higher gains of the sale of loans held-for-sale of $0.5 million, primarily related to the sale of approximately $50 million of non-relationship multifamily loans which resulted in a gain on sale of approximately $550 thousand.

Noninterest income for the full-year 2016 decreased by $1.3 million, or 11.2% to $9.9 million from $11.2 million in 2015. The decrease was primarily the result of a 2015 insurance recovery of $2.2 million, offset by an increase in BOLI income of $0.8 million and higher net investment securities gains, which increased by $0.3 million to $4.2 million for the year ended December 31, 2016 from $3.9 million for the year ended December 31, 2015.

Noninterest Expense

Noninterest expenses for the full-year 2017 increased by $20.3 million, or 34.6% to $78.8 million from $58.5 million in 2016.  The increase was primarily attributable to an increase of $15.6 million in the valuation allowance for loans held-for-sale related to the Company’s taxi medallion loans. The balance of the increase was attributable to an increased level of business and staff resulting from organic growth. Salaries and employee benefits increased by $4.0 million, FDIC insurance increased by $0.5 million and data processing increased by $0.4 million.

Noninterest expenses for the full-year 2016 increased by $4.0 million, or 7.4% to $58.5 million from $54.5 million in 2015.  The increase was primarily attributable to an increased level of business and staff resulting from organic growth. Salary and employee benefits increased by $3.3 million, occupancy and equipment expenses increased by $1.0 million, FDIC insurance increased by $0.8 million, data processing increased by $0.4 million, marketing and advertising increased by $0.2 million and other expenses increased by $0.6 million, partially offset by a 2015 loss on an extinguishment of debt for $2.4 million.

Income Taxes

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law.  The Act includes provisions that will affect the Company’s income tax expense, including the reducing the federal tax rate from 35% to 21% effective January 1, 2018.  As a result of the rate reduction, the Company was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, the Company has not finalized the accounting for the income tax effects of the Tax Reform Act. This includes the re-measurement of deferred taxes.

The impact of the Tax Reform Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act. As a result of the Tax Reform Act, the Company recorded a tax charge of approximately $5.6 million due to a re-measurement of deferred tax assets and liabilities.

Income tax expense was $25.3 million for the full-year 2017 compared to $11.8 million for the full-year 2016 and $19.9 million for the full-year 2015. Tax expense for 2017 included the aforementioned, estimated $5.6 million charge to adjust the value of deferred tax assets to reflect the lower corporate tax rate, resulting from the Act. The higher level of income tax expense in 2017 also reflected increased pretax income. The effective tax rates were 36.9% in 2017, 27.5% for 2016 and 32.5% for 2015.  Excluding the effect of the $5.6 million charge, the effective tax rate in 2017 was 28.8%. The effective tax rate in 2016 from 2015 decreased due to a decrease in the proportion of income subject to income taxes.

For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

At December 31, 2017, the Company’s total assets were $5.1 billion, an increase of $682 million from December 31, 2016. Total loans (including loans held-for-sale) were $4.2 billion, an increase of $642 million from December 31, 2016. Deposits were $3.8 billion, an increase of $451 million from December 31, 2016.

At December 31, 2016, the Company’s total assets were $4.4 billion, an increase of $410 million from December 31, 2015. Total loans (including loans held-for-sale) were $3.6 billion, an increase of $455 million from December 31, 2015. Deposits were $3.3 billion, an increase of $553 million from December 31, 2015.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail clients living and working in the Bank’s market area of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey, as well as NYC’s five boroughs, and commencing in 2018, Long Island through its Melville, New York office. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality client service, competitive rate structures and selective marketing have enabled it to gain market share.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing clients of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

During 2017 and 2016, loan portfolio growth was positively impacted in several ways including (i) an increase in demand for small business lines of credit and business term loans as economic conditions remained strong (ii) industry consolidation and lending restrictions involving larger competitors allowing the Bank to gain market share, (iii) an increase in refinancing strategies employed by borrowers during the current low rate environment, and (iv) the Bank’s success in attracting highly experienced commercial loan officers with substantial local market knowledge.

Total gross loans at December 31, 2017 totaled $4.2 billion, an increase of $695.4 million, or 20.0%, over gross loans at December 31, 2016 of $3.5 billion. As of December 31, 2017, the Bank had transferred $46.8 million of loans secured by NYC taxi medallions that were categorized as held-for-sale to loans held-for-investment. Gross loans were also reduced at December 31, 2017 by the sale of $49.1 million of non-relationship multifamily loans which resulted in a gain on sale of approximately $0.5 million. Excluding this transfer and sale, total gross loans at December 31, 2017 increased by $698 million, or 20.1% over gross loans at December 31, 2016. The increase in gross loans was attributable to organic loan growth.

The largest component of our loan portfolio at December 31, 2017 and December 31, 2016 was commercial real estate loans. Our commercial real estate loans at December 31, 2017 totaled $2.6 billion, an increase of $388 million, or 17.6%, over commercial real estate loans at December 31, 2016 of $2.2 billion. Our commercial loans totaled $824.1 million at December 31, 2017, an increase of $270.5 million, or 48.9%, over commercial loans at December 31, 2016 of $554.1 million. Included in commercial loans at December 31, 2017 was the entire taxi medallion portfolio ($46.8 million) that was the result of a transfer back to loans held-for-investment from the loans held-for-sale portfolio. Excluding this transfer of the taxi medallion portfolio, the commercial loan portfolio increased by $223.7 million, or 40.4% over commercial loans at December 31, 2016.

Our commercial construction loans at December 31, 2017 totaled $483.2 million, a decrease of $3.0 million, or (0.6%), over commercial construction loans at December 31, 2016 of $486.2 million. Our residential real estate loans totaled $271.8 million at December 31, 2017, an increase of $39.2 million, or 16.9%, over residential real estate loans at December 31, 2016 of $232.5 million. Our consumer loans at December 31, 2017 totaled $2.8 million, an increase of $0.4 million, 18.0%, over consumer loans of $2.4 million at December 31, 2016. The growth in our loan portfolio reflects the success of our business strategy, in particular emphasizing high-quality client service, which has led to continued client referrals.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Commercial	$824,082	$553,576	$570,116	$499,816	$229,688
Commercial real estate	2,592,909	2,204,710	1,966,696	1,634,510	536,539
Commercial construction	483,216	486,228	328,838	167,359	42,722
Residential real estate	271,795	232,547	233,690	234,967	150,571
Consumer	2,808	2,380	2,454	2,879	1,084
Gross loans	4,174,810	3,479,441	3,101,794	2,539,531	960,604
Net deferred (fees) costs	(3,354)	(3,609)	(2,787)	(890)	339
Loans receivable	4,171,456	3,475,832	3,099,007	2,538,641	960,943
Allowance for loan losses	(31,748)	(25,744)	(26,572)	(14,160)	(10,333)
Net loans receivable	$4,139,708	$3,450,088	$3,072,435	$2,524,481	$950,610

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable rate loans as of December 31, 2017 remaining of contractual maturity.

	At December 31, 2017, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial	$360,413	$243,514	$220,155	$824,082
Commercial real estate	231,678	566,611	1,794,620	2,592,909
Commercial construction	428,099	55,117	-	483,216
Residential real estate	7,199	27,102	237,494	271,795
Consumer	2,448	325	35	2,808

Total	$1,029,837	$892,669	$2,252,304	$4,174,810
Loans with:
Fixed rates	$354,245	$524,850	$762,460	$1,641,555
Variable rates	675,592	367,819	1,489,844	2,533,255

Total	$1,029,837	$892,669	$2,252,304	$4,174,810

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

Loans $250,000 and over are individually evaluated for impairment. If a loan that is identified as impaired and the individual test results in an impairment, a portion of the allowance is allocated so that the loan is reported, net, at the fair value of collateral less costs to sell if repayment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate if the loan is dependent on cash flow. Loans with balances less than $250,000 are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses must be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and probable incurred losses in the portfolio at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	December 31,
	2017	2016
(dollars in thousands)
Classified Loans:
Substandard	$85,201	$35,693
Doubtful	-	-
Loss	-	-
Total classified loans	85,201	35,693
Special Mention Loans	43,620	37,816
Total classified and special mention loans	$128,821	$73,509

During the year ended December 31, 2017, “substandard” loans, which include lower credit quality loans which possess higher risk characteristics than special mention assets, increased from $35.7 million, or 1.0% of total loans receivable, at December 31, 2016 to $83.5 million, or 2.0% of loans receivable, at December 31, 2017.  The increase is primarily attributable to the entire taxi medallion portfolio (approximately $46.8 million, or 1.1% of loans receivable) moving back to the loans held-for-investment category from the loans held-for-sale category.

Nonperforming Loans, Performing Troubled Debt Restructurings, Past Due Loans and OREO

Nonperforming loans include nonaccrual loans and accruing loans which are contractually past due 90 days or greater. Nonaccrual loans represent loans on which interest accruals have been suspended. The Company considers charging off loans, or a portion thereof, when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Performing troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonaccrual loans	$65,613	$5,734	$20,737	$11,609	$3,137
Nonaccrual loans (held-for-sale)	-	63,044	-	-	-
OREO	538	626	2,549	1,108	220
Total nonperforming assets(1)	$66,151	$69,404	$23,286	$12,717	$3,357

Performing TDRs	$14,920	$13,338	$85,925	$1,763	$5,746
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-	$-	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$1,664	$5,293	$-	$-	$-

(1)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.

Nonaccrual loans (excluding loans held-for-sale) to loans receivable	1.57%	0.16%	0.67%	0.46%	0.33%
Nonperforming assets to total assets	1.29%	1.57%	0.58%	0.37%	0.20%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans(2)	1.97%	2.48%	3.52%	0.62%	0.95%

(2)	Includes loans held-for-sale.

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

At December 31, 2017, the allowance for loan losses was $31.7 million, an increase of $6.0 million or 23.3%, from $25.7 million for the year ended December 31, 2016. The increase in the allowance for loan losses was primarily attributable to organic loan growth and an increase of provision to the acquired portfolio, slightly offset by decreases in specific reserves.

During the year ended December 31, 2017, the Bank recorded net recoveries of $4 thousand, compared with $39.5 million of net charge-offs during the year ended December 31, 2016. The allowance for loan losses as a percentage of loans receivable was 0.76% at December 31, 2017 and 0.74% at December 31, 2016. During 2016, the Bank charged-off $36.7 million related to the taxi medallion loan portfolio, which contributed to the large decrease in net charge-off activity when compared to the current year.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Balance at the January 1,	$25,744	$26,572	$14,160	$10,333	$10,237
Charge-offs:
Commercial-other	70	1,446	507	777	132
Commercial-taxi medallions	–	36,750	–	–	–
Commercial-lease financing receivable	–	1,147	–	–	–
Commercial real estate	155	107	–	–	–
Residential real estate	14	94	–	159	175
Consumer	–	29	31	–	22
Total charge-offs	239	39,573	538	936	329
Recoveries:
Commercial-other	178	4	340	50	69
Commercial real estate	51	35	–	–	–
Residential real estate	12	3	2	19	–
Consumer	2	3	3	11	6
Total recoveries	243	45	345	80	75
Net charge-offs (recoveries)	(4)	39,528	193	856	254
Provision for loan losses	6,000	38,700	12,605	4,683	350
Balance at end of year	$31,748	$25,744	$26,572	$14,160	$10,333

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.00%	1.18%	0.01%	0.05%	0.03%
Allowance for loan losses as a percentage of loans receivable at December 31,	0.76%	0.74%	0.86%	0.56%	1.08%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to gross loans, along with the amount of the unallocated allowance.

	Commercial		Residential real estate		Consumer		Unallocated
	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Total Allowance
	(dollars in thousands)
2017	$30,090	93.4%	$1,051	6.5%	$2	0.1%	$605	$31,748
2016	24,005	93.2	957	6.7	3	0.1	779	25,744
2015	25,127	92.4	977	7.5	4	0.1	464	26,572
2014	12,121	90.6	1,113	9.3	7	0.1	919	14,160
2013	7,806	84.2	990	15.7	146	0.1	1,391	10,333

Investments

For the year ended December 31, 2017, the average volume of investment securities decreased by $3.5 million to approximately $393.1 million or 9.1% of average earning assets, from $396.6 million on average, or 10.1% of average earning assets, in 2016. At December 31, 2017, the total investment portfolio amounted to $435.3 million, an increase of $82.0 million from December 31, 2016. At December 31, 2017, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

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

During the year ended December 31, 2017, rate related factors decreased investment revenue by $0.8 million. The tax-equivalent yield on investments decreased by 19 basis points to 3.13% from a yield of 3.32% during the year ended December 31, 2016. This was caused by the Company decreasing the size of its investment portfolio in an effort to deploy excess cash into loans.

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

At December 31, 2017, the net unrealized loss carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to ($1.2) million as compared with a net unrealized gain of $0.9 million at December 31, 2016, resulting from changes in market conditions and interest rates at December 31, 2017. For additional information regarding the Company’s investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

During 2017, securities sold from the Company’s available-for-sale portfolio amounted to $29.5 million, as compared with $85.3 million in 2016 and $65.2 million in 2015. The gross realized gains on securities sold, called or matured amounted to approximately $1.6 million in 2017, $4.2 million in 2016 and $3.9 million in 2015, while there were no gross realized losses, or impairment charges in 2017, 2016 and 2015.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2017, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
	(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$2,507	1.79%	$785	1.80%	$3,298	1.98%	$49,707	2.58%	$56,297	2.50%	$56,022
Residential Mortgage Pass-through Securities	12	2.51	582	2.59	7,546	2.26	175,369	2.93	183,509	2.90	181,891
Commercial Mortgage Pass-through Securities	-	-	4,054	2.40	-	-	-	-	4,054	2.40	4,054
Obligations of U.S. States and Political Subdivisions	652	4.21	6,613	3.99	24,211	4.65	99,247	4.61	130,723	4.58	131,128
Trust Preferred	-	-	-	-	1,579	2.00	2,998	7.01	4,577	5.28	4,671
Corporate Bonds and Notes	4,504	2.97	20,338	2.99	4,959	3.11	-	-	29,801	3.01	29,693
Asset-backed Securities	-	-	-	-	5,599	2.35	6,422	2.14	12,021	2.24	12,050
Certificates of Deposit	301	2.12	320	2.65	-	-	-	-	621	2.39	625
Equity Securities	-	-	-	-	-	-	11,843	0.04	11,843	0.04	11,728
Other Securities	3,422	0.02	-	-	-	-	-	-	3,422	0.02	3,422
Total Investment Securities	$11,398	1.87%	$32,692	3.08%	$47,192	3.56%	$345,586	3.28%	$436,868	3.26%	$435,284

For information regarding the carrying value of the investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity at December 31, 2017. Equity securities and other securities do not have a contractual maturity and are included in the “Due after ten years” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2017	2016	2015
	(dollars in thousands)
Investment Securities Available-for-Sale:

Federal agency obligations	$56,022	$52,837	$29,146
Residential mortgage pass-through securities	181,891	72,497	44,910
Commercial mortgage pass-through securities	4,054	4,209	2,972
Obligations of U.S. States and political subdivisions	131,128	150,605	8,357
Trust preferred securities	4,671	5,666	16,255
Corporate bonds and notes	29,693	36,928	53,976
Asset-backed securities	12,050	14,583	19,725
Certificates of deposit	625	983	1,905
Equity securities	11,728	11,710	11,688
Other securities	3,422	3,272	6,836
Total	$435,284	$353,290	$195,770
Investment Securities Held-to-Maturity:
U.S. treasury & agency securities	$-	$-	$28,471
Federal agency obligations	-	-	33,616
Residential mortgage pass-through securities	-	-	3,805
Commercial mortgage-backed securities	-	-	4,110
Obligations of U.S. States and political subdivisions	-	-	118,015
Corporate bonds and notes	-	-	36,039
Total	$-	$-	$224,056
Total investment securities	$435,284	$353,290	$418,676

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2017 and December 31, 2016, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2017, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.31%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.40%. As of December 31, 2016, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.79%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 2.93%.

Based on our model, which was run as of December 31, 2017, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.16%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.41%. As of December 31, 2016, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.65%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.43%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2017, would decline by 12.83% with an instantaneous rate shock of up 200 basis points, and increase by 4.02% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2016, would decline by 7.97% with an instantaneous rate shock of up 200 basis points, and increase by 2.96% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII as of December 31, 2017.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$451,286	$(112,800)	(20.00)%	+300	$157,382	$2,460	1.59%
+200	491,693	(72,393)	(12.83)	+200	156,944	2,022	1.31
+100	531,852	(32,234)	(5.71)	+100	156,376	1,454	0.94
0	564,086	-	0.0	0	154,922	-	0.0
-100	586,735	22,649	4.02	-100	152,700	(2,162)	(1.40)

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

At December 31, 2017, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2017, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $423.4 million, which represented 8.3% of total assets and 9.5% of total deposits and borrowings, compared to $428.2 million at December 31, 2016, which represented 9.7% of total assets and 11.2% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2017, had the ability to borrow $1.5 billion. In addition, at December 31, 2017, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $8.4 million. At December 31, 2017, the Bank had aggregate available and unused credit of approximately $812 million, which represents the aforementioned facilities totaling $1.5 billion net of $720 million in outstanding borrowings and letters of credit. At December 31, 2017, outstanding commitments for the Bank to extend credit were $678 million.

Cash and cash equivalents totaled $149.6 million on December 31, 2017, decreasing by $50.8 million from $200.4 million at December 31, 2016.  Operating activities provided $131.1 million in net cash.  Investing activities used $817.7 million in net cash, primarily reflecting an increase in loans and net cash flow from the securities portfolio.  Financing activities provided $635.8 million in net cash, primarily reflecting a net increase of $450.9 million in deposits and net proceeds from FHLB advances of $209.0 million, slightly offset by $15.0 million in repayments of repurchase agreements.

Deposits

Deposits are our primary source of funds. Average total deposits increased $378 million, or 12.2% to $3.5 billion in 2017 from $3.1 billion in 2016 and increased $523.4 million, or 20.4% to $3.1 billion in 2016 from 2015. During 2017 we saw substantial increases in demand accounts, money market accounts and time deposits. This was due to several promotional items as well as increased efforts to attract new customers.

The following table sets forth the year-to-date average balances and weighted average rates for various types of deposits for 2017, 2016 and 2015.

	2017		2016		2015
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$681,215	-	$624,731	-	$537,287	-
Demand, interest-bearing & NOW	603,796	0.36%	530,169	0.33%	450,359	0.36%
Money market accounts	983,956	0.71%	802,839	0.54%	609,797	0.45%
Savings	185,703	0.16%	211,830	0.29%	219,507	0.28%
Time	1,015,552	1.40%	923,114	1.29%	752,380	1.17%

Total Deposits	$3,470,221	0.68%	$3,092,683	0.60%	$2,569,330	0.54%

The following table sets forth the distribution of total deposit accounts, by account types for each of the dates indicated.

	December 31, 2017		December 31, 2016
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$776,843	20.47%	$694,977	20.78%
Demand, interest-bearing & NOW	636,339	16.77%	563,740	16.86%
Money market accounts	1,033,525	27.23%	911,867	27.27%
Savings	168,452	4.44%	205,551	6.15%
Time	1,179,969	31.09%	968,136	28.94%

Total Deposits	$3,795,128	100.00%	$3,344,271	100.00%

The following table summarizes the maturity distribution of time deposits in denomination of $100,000 or more:

	December 31,	December 31,
	2017	2016
	(dollars in thousands)
3 months or less	$109,164	$107,350
Over 3 to 6 months	125,474	72,972
Over 6 to 12 months	122,725	158,890
Over 12 months	320,078	228,201

Total	$677,441	$567,413

Borrowings

Borrowings consist of long and short-term advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2017, the Company had $670.1 million in notes outstanding at a weighted average interest rate of 1.76%. As of December 31, 2016, the Company had $476.3 million in notes outstanding at a weighted average interest rate of 1.69%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2017 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
December 31, 2017	(dollars in thousands)
Contractual obligations:
Operating lease obligations	$16,272	$2,821	$5,096	$3,374	$4,981
Other long-term liabilities/long-term debt:
Time Deposits	$1,179,969	$597,735	$553,372	$28,862	$-
Federal Home Loan Bank advances and repurchase agreements	670,077	505,077	120,000	45,000	-
Capital lease	2,634	294	641	641	1,058
Subordinated debentures	54,699	-	-	-	54,699
Total other long-term liabilities/long-term debt	$1,907,379	$1,103,106	$674,013	$74,503	$55,757
Other commercial commitments – off balance sheet:
Commitments under commercial loans and lines of credit	$344,142	$270,092	$65,958	$5,051	$3,041
Home equity and other revolving lines of credit	44,483	16,133	8,531	13,642	6,177
Outstanding commercial mortgage loan commitments	254,710	245,484	9,226	-	-
Standby letters of credit	34,114	34,114	-	-	-
Overdraft protection lines	688	330	31	-	327
Total off balance sheet arrangements and contractual obligations	$678,137	$566,153	$83,746	$18,693	$9,545
Total contractual obligations and other commitments	$2,601,788	$1,672,080	$762,855	$96,570	$70,283

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

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2017 amounted to $425.4 million or 8.9% of average total assets. At December 31, 2016, the Company’s Tier 1 leverage capital amounted to $390.2 million or 9.3% of average total assets. The increase in Tier 1 capital reflects the Company’s retained earnings during 2017. Tier 1 capital at December 31, 2016 reflects its issuance of 1,659,794 shares of common stock at a price of $24.25 per share for net proceeds of $38.4 million. Tier 1 capital excludes the effect of FASB ASC 320-10-05, which amounted to ($1.2) million of net unrealized losses, after tax, on securities available-for-sale at December 31, 2017 (and would be reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets, which amounted to $148.3 million as of December 31, 2017. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2017, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 9.2%, 9.3% and 11.0%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 16 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate at December 31, 2017 was 4.23%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “fixed-to-floating rate Notes”) to certain institutional accredited investors. The net proceeds from the sale of the fixed-to-floating rate Notes were used in the first quarter of 2016 to redeem $11.3 million in the Company’s outstanding. Senior Noncumulative Perpetual Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund Program, and for general corporate purposes, which included the Parent Corporation contributing $35 million of the net proceeds to the Bank in the form of common equity. The fixed-to-floating rate Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

During January 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain accredited investors. The net proceeds from the sale of the Notes were used in the first quarter of 2018 for general corporate purposes, which included the Parent Corporation contributing $65 million of the net proceeds to the Bank in the form of debt and common equity. The Notes are non-callable for five years, have a stated maturity of February 1, 2028 and bear interest at a fixed rate of 5.20% per year, from and including January 17, 2018 to, but excluding February 1, 2023. From and including February 1, 2023 to, but excluding the maturity date, or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 284 basis points.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market Risk

Interest rate risk management is our primary market risk.  See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operation- Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 - “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2014.

New York, New York

March 6, 2018

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2017	2016
(in thousands, except for share and per share data)
ASSETS
Cash and due from banks	$52,565	$37,150
Interest-bearing deposits with banks	97,017	163,249
Cash and cash equivalents	149,582	200,399

Securities available-for-sale	435,284	353,290

Loans held-for-sale	24,845	78,005

Loans receivable	4,171,456	3,475,832
Less: Allowance for loan losses	31,748	25,744
Net loans receivable	4,139,708	3,450,088

Investment in restricted stock, at cost	33,497	24,310
Bank premises and equipment, net	21,659	22,075
Accrued interest receivable	15,470	12,965
Bank owned life insurance	111,311	98,359
Other real estate owned	538	626
Goodwill	145,909	145,909
Core deposit intangibles	2,364	3,088
Other assets	28,275	37,234
Total assets	$5,108,442	$4,426,348
LIABILITIES
Deposits:
Noninterest-bearing	$776,843	$694,977
Interest-bearing	3,018,285	2,649,294
Total deposits	3,795,128	3,344,271
Borrowings	670,077	476,280
Subordinated debentures	54,699	54,534
Accounts payable and accrued liabilities	23,101	20,231
Total liabilities	4,543,005	3,895,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares; issued -0- shares of Series B preferred stock at December 31, 2017 and December 31, 2016; outstanding -0- shares at December 31, 2017 and December 31, 2016	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 34,135,782 shares at December 31, 2017 and 34,012,229 shares at December 31, 2016; outstanding 32,071,860 shares at December 31, 2017 and 31,948,307 at December 31, 2016	412,546	412,726
Additional paid-in capital	13,602	11,407
Retained earnings	160,025	126,462
Treasury stock, at cost (2,063,922 shares at December 31, 2017 and December 31, 2016)	(16,717)	(16,717)
Accumulated other comprehensive loss	(4,019)	(2,846)
Total stockholders’ equity	565,437	531,032
Total liabilities and stockholders’ equity	$5,108,442	$4,426,348

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$168,824	$147,982	$125,493
Interest and dividends on investment securities:
Taxable	6,799	7,266	10,665
Nontaxable	3,569	3,827	3,550
Dividends	1,421	1,410	1,081
Interest on federal funds sold and other short-term investments	711	756	178
Total interest income	181,324	161,241	140,967
Interest expense:
Deposits	23,670	18,667	13,756
Borrowings	12,585	12,429	10,058
Total interest expense	36,255	31,096	23,814
Net interest income	145,069	130,145	117,153
Provision for loan losses	6,000	38,700	12,605
Net interest income after provision for loan losses	139,069	91,445	104,548
Noninterest income:
Annuity and insurance commissions	39	191	242
Income on bank owned life insurance	3,181	2,559	1,782
Net gains on sale of loans held-for-sale	708	232	327
Deposit, loan and other income	2,680	2,704	2,667
Insurance recovery	-	-	2,224
Net gains on sale of investment securities	1,596	4,234	3,931
Total noninterest income	8,204	9,920	11,173
Noninterest expense:
Salaries and employee benefits	35,128	31,030	27,685
Occupancy and equipment	8,163	8,571	7,587
FDIC insurance	3,485	2,940	2,110
Professional and consulting	2,863	2,979	2,951
Marketing and advertising	996	1,040	847
Data processing	4,543	4,141	3,703
Loss on extinguishment of debt	-	-	2,397
Amortization of core deposit intangible	724	820	917
Increase in valuation allowance, loans held-for-sale	15,592	-	-
Other expenses	7,265	6,986	6,287
Total noninterest expenses	78,759	58,507	54,484
Income before income tax expense	68,514	42,858	61,237
Income tax expense	25,294	11,776	19,926
Net income	43,220	31,082	41,311
Less: Preferred stock dividends	-	22	112
Net income available to common stockholders	$43,220	$31,060	$41,199
Earnings per common share:
Basic	$1.35	$1.02	$1.37
Diluted	1.34	1.01	1.36

Dividends per common share	$0.300	$0.300	$0.300

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
(dollars in thousands)

Net income	$43,220	$31,082	$41,311
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding losses on available-for-sale securities arising during the period	(1,350)	(5,624)	(2,991)
Tax effect	532	2,142	1,196
Net of tax	(818)	(3,482)	(1,795)
Unrealized gains on securities transferred from held-to-maturity to available-for-sale during the period	-	10,069	-
Tax effect	-	(3,815)	-
Net of tax	-	6,254	-
Reclassification adjustment for realized gains included in net income	(1,596)	(4,234)	(3,931)
Tax effect	579	1,682	1,564
Net of tax	(1,017)	(2,552)	(2,367)
Amortization of unrealized net losses on held-to-maturity securities transferred from available-for-sale securities	-	1,986	220
Tax effect	-	(813)	(90)
Net of tax	-	1,173	130
Unrealized gains (losses) on cash flow hedges	710	219	(179)
Tax effect	(290)	(90)	73
Net of tax	420	129	(106)
Unrealized pension plan (losses) gains:
Unrealized pension plan gains (losses) before reclassifications	(2)	(2)	485
Tax effect	1	1	(198)
Net of tax	(1)	(1)	287
Reclassification adjustment for realized losses included in net income	412	407	433
Tax effect	(169)	(165)	(177)
Net of tax	243	242	256
Total other comprehensive income (loss)	(1,173)	1,763	(3,595)
Total comprehensive income	$42,047	$32,845	$37,716

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands, except for share and per share data)
Balance as of December 31, 2014	$11,250	$374,287	$6,015	$72,398	$(16,717)	$(1,014)	$446,219
Net income	-	-	-	41,311	-	-	41,311
Other comprehensive loss, net of taxes	-	-	-	-	-	(3,595)	(3,595)
Dividends on series B preferred stock	-	-	-	(112)	-	-	(112)
Cash dividends declared on common stock ($0.300 per share)	-	-	-	(8,991)	-	-	(8,991)
Exercise of 340,492 stock options	-	-	1,765	-	-	-	1,765
Restricted stock, net of forfeitures (69,258 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	747	-	-	-	747
Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	31,082	-	-	31,082
Other comprehensive income, net of taxes	-	-	-	-	-	1,763	1,763
Dividends on series B preferred stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on common stock ($0.300 per share)	-	-	-	(9,204)	-	-	(9,204)
Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (136,429 shares)	-	-	767	-	-	-	767
Secondary offering of common stock, net of costs of $1,811 (1,659,794 shares)	-	38,439	-	-	-	-	38,439
Restricted stock, net of forfeitures (70,019 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	2,113	-	-	-	2,113
Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	43,220	-	-	43,220
Other comprehensive loss, net of taxes	-	-	-	-	-	(1,173)	(1,173)
Cash dividends declared on common stock ($0.300 per share)	-	-	-	(9,657)	-	-	(9,657)
Issuance costs of common stock	-	(180)	-	-	-	-	(180)
Exercise of stock options (66,389 shares)	-	-	417	-	-	-	417
Restricted stock, net of forfeitures (57,164 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,778	-	-	-	1,778
Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$43,220	$31,082	$41,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,151	2,704	2,309
Provision for loan losses	6,000	38,700	12,605
Increase to valuation allowance, loans held-for-sale	15,592	-	-
Amortization of intangibles	724	820	917
Net accretion of loans	(2,073)	(4,280)	(5,052)
Accretion on bank premises	(74)	(132)	(108)
Accretion on deposits	(31)	(172)	(470)
Accretion on borrowings	(203)	(307)	(441)
Net deferred income tax expense (benefit)	3,699	1,969	(3,493)
Stock-based compensation	1,778	2,113	747
Gains on sales of investment securities, net	(1,596)	(4,234)	(3,931)
Gains on sale of loans held-for-sale, net	(708)	(232)	(327)
Loans originated for resale	(9,083)	(10,004)	(20,834)
Proceeds from sale of loans held-for-sale	63,731	10,048	21,161
Net gains on disposition of premises and equipment	(8)	(57)	-
Net loss (gain) on sale of other real estate owned	82	(182)	164
Increase in cash surrender value of bank owned life insurance	(2,952)	(2,559)	(1,782)
Loss on extinguishment of debt	-	-	2,397
Amortization of premiums and accretion of discounts on investments securities, net	2,631	1,692	1,793
Amortization of subordinated debt issuance costs	165	191	89
Increase in accrued interest receivable	(2,505)	(420)	(845)
Decrease (increase) in other assets	5,706	(15,006)	1,101
Increase (decrease) in other liabilities	3,887	(2,022)	(1,080)
Net cash provided by operating activities	131,133	49,712	46,231
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(224,621)	(165,527)	(37,403)
Sales	29,543	85,253	65,231
Maturities, calls and principal repayments	109,104	137,587	62,007
Investment securities held-to-maturity:
Purchases	-	(1,000)	(17,531)
Maturities and principal repayments	-	14,757	17,520
Net redemptions (purchases) of restricted investment in bank stocks	(9,187)	8,302	(9,077)
Loans held-for-sale payments	3,122	-	-
Net increase in loans	(714,159)	(490,777)	(557,881)
Purchases of premises and equipment	(2,661)	(2,702)	(3,881)
Purchases of bank owned life insurance	(10,000)	(16,999)	(24,501)
Proceeds from sale of premises and equipment	8	445	-
Proceeds from sale of other real estate owned	1,124	2,992	769
Net cash used in investing activities	(817,727)	(427,669)	(504,747)
Cash flows from financing activities
Net increase in deposits	450,888	553,477	315,829
Increase in subordinated debt	-	-	50,000
Advances of FHLB borrowings	1,280,000	375,000	848,875
Repayments of FHLB borrowings	(1,071,000)	(570,000)	(656,400)
Repayment of repurchase agreement	(15,000)	-	(18,397)
Cash dividends paid on common stock	(9,612)	(9,067)	(8,996)
Cash dividends paid on preferred stock	-	(22)	(112)
Redemption of preferred stock	-	(11,250)	-
Issuance cost of common stock	(180)	-	-
Secondary offering of common stock	-	38,439	-
Tax benefit of options exercised	264	117	341
Proceeds from exercise of stock options	417	767	1,424
Net cash provided by financing activities	635,777	377,461	532,564

Net change in cash and cash equivalents	(50,817)	(496)	74,048
Cash and cash equivalents at beginning of period	200,399	200,895	126,847
Cash and cash equivalents at end of period	$149,582	$200,399	$200,895

Cash payments for:
Interest paid	$36,721	$30,862	$23,357
Income taxes paid	16,205	22,945	17,880

Supplemental noncash disclosures:
Investing:
Transfer of loans to other real estate owned	1,118	887	2,374
Transfer of loan held-for-sale to loans held-for-investment	54,422	-	-
Transfer of loans held-for-investment to loans held-for-sale	73,916	77,817	-
Transfer from investment securities held-to-maturity to investment securities available-for-sale	-	209,855	-

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), and NJCB Spec-1, LLC (a New Jersey limited liability company).

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

Segments

FASB ASC 28, “Segment Reporting,” requires companies to report certain information about operating segments. The Company is managed as one segment: a community bank. All decisions including but not limited to loan growth, deposit funding, interest rate risk, credit risk and pricing are determined after assessing the effect on the totality of the organization. For example, loan growth is dependent on the ability of the organization to fund this growth through deposits or other borrowings. As a result, the Company is managed as one operating segment.

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

Investment Securities

The Company accounts for its investment securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-05. Investments are classified into the following categories: (1) held-to-maturity securities, for which the Company has both the positive intent and ability to hold until maturity, which are reported at amortized cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near term and are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which do not meet the criteria of the other two categories and which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity or other factors, and are reported at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity and excluded from earnings.

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

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Fair value on these loans is determined based on the terms of the loan, such as interest rate, maturity date, reset term, as well as sales of similar assets.

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

Loans that are 90 days past due are placed on nonaccrual and previously accrued interest is reversed and charged against interest income unless the loans is both well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

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

Loans $250,000 and over are individually evaluated for impairment. If a loan that is identified as impaired and the individual test results in an impairment, a portion of the allowance is allocated so that the loan is reported, net, at the fair value of collateral less costs to sell if repayment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate if the loan is dependent on cash flow. Loans with balances less than $250,000 are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – (continued)

Treasury Stock

Subject to limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2017, 2016 and 2015, the Parent Corporation did not purchase any of its shares.

Goodwill

Goodwill arises from business combinations and is generally determined as of the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31, as the date to perform the annual impairment test. No impairment charge was deemed necessary for the years ended December 31, 2017, 2016 and 2015.

Other Intangible Assets

Other intangible assets consist of core deposits arising from business combinations that are amortized over their estimated useful lives to their estimated residual value.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from nonowner sources. The Company’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale, unrecognized actuarial gains and losses of the Company’s defined benefit pension plan and unrealized gains and losses on cash flow hedges, net of taxes.

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2016 and 2015 to conform to the classifications presented in 2017. Such reclassifications had no impact on net income or stockholders’ equity.

Note 2 – New Authoritative Accounting Guidance

ASU No. 2018-02. “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  In February 2018, the FASB amended existing guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption, including adoption in an interim period, permitted. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018.  We believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.”  ASU 2018-01 provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard; and Clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard.  ASU 2018-01 is effective for fiscal years beginning after December 15, 2018.  We believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU No. 2017-12 refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Although management continues to evaluate the potential impact of ASU 2017-12 on our consolidated financial statements, at this time, we believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

ASU No. 2017-08, “’Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” ASU No. 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   New Authoritative Accounting Guidance – (continued)

ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 aims to simplify the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets and still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. Although management continues to evaluate the potential impact of ASU 2017-04 on our consolidated financial statements, at this time, we believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” provides guidance on the following eight specific cash flow issues: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interests in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Although management continues to evaluate the potential impact of ASU 2016-05 on our consolidated financial statements, at this time, we believe the adoption of this standard will not have a significant impact to on consolidated financial statements.

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a CECL committee that is assessing our data and system needs. The Company has also met with multiple third-party vendors who may provide assistance in implementation and model creation.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   New Authoritative Accounting Guidance – (continued)

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The Company has selected a third-party vendor to measure the fair value of the loans held-for-investment portfolio using the exit price notion as required by amendment (iv) above. ASU 2016-01 will be effective for the Company on January 1, 2018 and will not have a significant impact on our consolidated financial statements.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income, the portion of which that is covered by ASU 2014-09, is not material to our results of operations. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. ASU 2014-09 will be effective for the Company on January 1, 2018 using a modified retrospective transition approach and will not have a significant impact on our consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Net income available to common stockholders	$43,220	$31,060	$41,199
Earnings allocated to participating securities	(141)	(147)	(157)
Income attributable to common stock	$43,079	$30,913	$41,042
Weighted average common shares outstanding, including participating securities	31,943	30,453	29,989
Weighted average participating securities	(41)	(54)	(51)
Weighted average common shares outstanding	31,902	30,399	29,938
Incremental shares from assumed conversions of options, performance units and restricted shares	335	291	346
Weighted average common and equivalent shares outstanding	32,237	30,690	30,284
Earnings per common share:
Basic	$1.35	$1.02	$1.37
Diluted	1.34	1.01	1.36

There were no antidilutive common share equivalents as of December 31, 2017, 2016 and 2015.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities

The Company’s investment securities are classified as available-for-sale at December 31, 2017 and December 31, 2016. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2017 and December 31, 2016. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 22 of the Notes to Consolidated Financial Statements for a further discussion.

Transfers of debt securities from the held-to-maturity category to the available-for-sale category are made at fair value at the date of transfer.  For transfers from the available-for-sale category to the held-to maturity category the unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income, a component of stockholders’ equity and in the carrying value of the held-to-maturity investment security. Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining terms of the securities. For transfers from the held-to-maturity category to the available-for-sale category unrealized holding gain or loss at the date of the transfer shall be recognized in accumulated other comprehensive income, net of tax.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following tables present information related to the Company’s portfolio of securities available-for-sale and held-to-maturity at December 31, 2017 and 2016.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2017
Investment securities available-for-sale
Federal agency obligations	$56,297	$141	$(416)	$56,022
Residential mortgage pass-through securities	183,509	330	(1,948)	181,891
Commercial mortgage pass-through securities	4,054	3	(3)	4,054
Obligations of U.S. states and political subdivisions	130,723	1,739	(1,334)	131,128
Trust preferred securities	4,577	205	(111)	4,671
Corporate bonds and notes	29,801	163	(271)	29,693
Asset-backed securities	12,021	66	(37)	12,050
Certificates of deposit	621	4	-	625
Equity securities	11,843	235	(350)	11,728
Other securities	3,422	-	-	3,422
Total securities available-for-sale	$436,868	$2,886	$(4,470)	$435,284

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	(dollars in thousands)
Investment securities available-for-sale
Federal agency obligations	$52,826	$282	$(271)	$52,837
Residential mortgage pass-through securities	72,922	519	(944)	72,497
Commercial mortgage pass-through securities	4,186	23	-	4,209
Obligations of U.S. states and political subdivisions	148,747	2,789	(931)	150,605
Trust preferred securities	5,575	242	(151)	5,666
Corporate bonds and notes	36,717	586	(375)	36,928
Asset-backed securities	14,867	2	(286)	14,583
Certificates of deposit	973	10	-	983
Equity securities	11,843	192	(325)	11,710
Other securities	3,272	-	-	3,272
Total securities available-for-sale	$351,928	$4,645	$(3,283)	$353,290

Investment securities having a carrying value of approximately $157.8 million and $121.9 million at December 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following table presents information for investments in securities available-for-sale at December 31, 2017, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2017
	Amortized Cost	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$7,964	$7,985
Due after one year through five years	28,056	28,294
Due after five years through ten years	39,646	40,069
Due after ten years	158,374	157,841
Residential mortgage pass-through securities	183,509	181,891
Commercial mortgage pass-through securities	4,054	4,054
Equity securities	11,843	11,728
Other securities	3,422	3,422
Total securities available-for-sale	$436,868	$435,284

Gross gains and losses from the sales, calls, and maturities of investment securities for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Proceeds	$29,543	$85,253	$65,231

Gross gains on sales of investment securities	$1,596	$4,234	$3,931
Gross losses on sales of investment securities	-	-	-
Net gains on sales of investment securities	1,596	4,234	3,931
Less: tax provision on net gains	(579)	(1,682)	(1,564)
Net gains on sales of investment securities, after tax	$1,017	$2,552	$2,367

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 112 and 84 investment securities as of December 31, 2017 and December 31, 2016, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because management believes these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

 The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2017.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016. There were no investments held-to-maturity as of December 31, 2017 and 2016.

	December 31, 2017
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$39,813	$(416)	$28,407	$(213)	$11,406	$(203)
Residential mortgage pass-through securities	148,574	(1,948)	117,556	(1,146)	31,018	(802)
Commercial mortgage pass-through securities	1,198	(3)	1,198	(3)	-	-
Obligations of U.S. states and political subdivisions	57,685	(1,334)	17,909	(246)	39,776	(1,088)
Trust preferred securities	1,469	(111)	-	-	1,469	(111)
Corporate bonds and notes	11,074	(271)	1,965	(21)	9,109	(250)
Asset-backed securities	7,428	(37)	993	(2)	6,435	(35)
Equity securities	11,116	(350)	-	-	11,116	(350)
Total Temporarily Impaired Securities	$278,357	$(4,470)	$168,028	$(1,631)	$110,329	$(2,839)

	December 31, 2016
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$22,672	$(271)	$21,416	$(262)	$1,256	$(9)
Residential mortgage pass-through securities	50,136	(944)	49,817	(937)	319	(7)
Obligations of U.S. states and political subdivisions	52,307	(931)	52,307	(931)	-	-
Trust preferred securities	1,427	(151)	-	-	1,427	(151)
Corporate bonds and notes	15,930	(375)	7,671	(265)	8,259	(110)
Asset-backed securities	13,404	(286)	3,743	(88)	9,661	(198)
Equity securities	11,467	(325)	-	-	11,467	(325)
Total Temporarily Impaired Securities	$167,343	$(3,283)	$134,954	$(2,483)	$32,389	$(800)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of December 31, 2017 and December 31, 2016:

	2017	2016
	(dollars in thousands)
Commercial	$824,082	$553,576
Commercial real estate	2,592,909	2,204,710
Commercial construction	483,216	486,228
Residential real estate	271,795	232,547
Consumer	2,808	2,380
Gross loans	4,174,810	3,479,441
Net deferred fees	(3,354)	(3,609)
Loans receivable	$4,171,456	$3,475,832

At December 31, 2017 and 2016, loan balances of approximately $1.9 billion and $1.7 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

The loan segments in the above table have unique risk characteristics with respect to credit quality:

•	The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•	Payment on commercial mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•	Properties underlying construction, land and land development loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•	The ability of borrowers to service debt in the residential and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2017 and December 31, 2016:

	2017	2016
	(dollars in thousands)
Commercial	$-	$70,105
Commercial real estate	24,475	7,712
Residential mortgage loans	370	188
Total carrying amount	$24,845	$78,005

As of December 31, 2016, the commercial loans held-for-sale segment included the Company’s entire taxi medallion portfolio, with a carrying value of $65.6 million (with an unpaid principal balance of $102.1 million).  During the fourth quarter of 2017, the Bank’s entire taxi medallion loan portfolio was transferred back to loans held-for-investment from the held-for-sale designation. As of December 31, 2017, the loans secured by NYC taxi medallions, predominantly corporate medallions, had a carrying value of $46.8 million, compared to $65.6 million as of December 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses  – (continued)

Purchased Credit-Impaired Loans: The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows as of December 31, 2017 and December 31, 2016.

	2017	2016
	(dollars in thousands)
Commercial	$2,683	$7,098
Commercial real estate	-	982
Total carrying amount	$2,683	$8,080

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the year ended December 31, 2017 and 2016. No allowances for loan losses were reversed during 2017 and 2016.

The accretable yield, or income expected to be collected, on the purchased credit-impaired loans above is as follows as of December 31, 2017 and December 31, 2016.

	2017	2016
	(dollars in thousands)
Balance at January 1,	$2,860	$3,599
Accretion of income	(1,473)	(739)
Balance at December 31,	$1,387	$2,860

Loans Receivable on Nonaccrual Status: The following tables present nonaccrual loans included in loans receivable by loan segment as of December 31, 2017 and December 31, 2016:

	2017	2016
	(dollars in thousands)
Commercial	$47,363	$1,460
Commercial real estate	12,757	1,081
Commercial construction	-	-
Residential real estate	5,493	3,193
Total loans receivable on nonaccrual status	$65,613	$5,734

The increase in nonaccrual loans is primarily attributable to the entire taxi medallion portfolio (approximately $46.8 million, or 1.1% of loans receivable) moving back to the loans held-for-investment category from the loans held-for-sale category.

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses  – (continued)

Credit Quality Indicators: The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan segment of gross loans (which exclude net deferred fees) at December 31, 2017 and 2016:

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$767,020	$3,764	$53,298	$-	$824,082
Commercial real estate	2,534,973	34,335	23,601	-	2,592,909
Commercial construction	475,066	5,521	2,629	-	483,216
Residential real estate	266,163	-	5,632	-	271,795
Consumer	2,767	-	41	-	2,808
Gross loans	$4,045,989	$43,620	$85,201	$-	$4,174,810

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$539,961	$3,255	$10,360	$-	$553,576
Commercial real estate	2,154,343	31,173	19,194	-	2,204,710
Commercial construction	480,319	3,388	2,521	-	486,228
Residential real estate	228,990	-	3,557	-	232,547
Consumer	2,318	-	62	-	2,380
Gross loans	$3,405,931	$37,816	$35,694	$-	$3,479,441

The increase in the Substandard classification is primarily attributable to the entire taxi medallion portfolio (approximately $46.8 million, or 1.1% of loans receivable) moving back to the loans held-for-investment category from the loans held-for-sale category.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the impaired loans by segment at December 31, 2017, 2016 and

	December 31, 2017
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$49,761	$101,066		$10,552	$161
Commercial real estate	23,905	23,976		24,099	585
Commercial construction	6,662	6,662		5,509	322
Residential real estate	3,203	3,442		3,255	-
Consumer	-	-		-	-
Total	$83,531	$135,146		$43,415	$1,068

With An Allowance Recorded
Commercial real estate	$1,133	$1,133	$39	$1,152	$51

Total
Commercial	$49,761	$101,066	$-	$10,765	$161
Commercial real estate	25,038	25,109	39	25,251	636
Commercial construction	6,662	6,662	-	5,509	322
Residential real estate	3,203	3,442	-	3,255	-
Consumer	-	-	-	-	-
Total (including related allowance)	$84,664	$136,279	$39	$44,567	$1,119

	December 31, 2016
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$3,637	$4,063		$4,052	$64
Commercial real estate	18,288	18,288		18,532	250
Commercial construction	5,909	5,909		5,308	79
Residential real estate	1,851	2,055		1,908	19
Consumer	62	62		72	4
Total	$29,747	$30,377		$29,872	$416

With An Allowance Recorded
Commercial real estate	$1,244	$1,244	$145	$1,274	$-

Total
Commercial	$3,637	$4,063	$-	$4,052	$64
Commercial real estate	19,532	19,532	145	19,806	250
Commercial construction	5,909	5,909	-	5,308	79
Residential real estate	1,851	2,055	-	1,908	19
Consumer	62	62	-	72	4
Total (including related allowance)	$30,991	$31,621	$145	$31,146	$416

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses  – (continued)

	December 31, 2015
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$610	$645		$686	$-
Commercial real estate	15,517	16,512		6,363	60
Commercial construction	2,149	2,141		1,535	-
Residential real estate	3,954	4,329		3,322	10
Consumer	87	86		96	5
Total	$22,317	$23,713		$12,002	$75

With An Allowance Recorded
Commercial	$84,787	$84,449	$6,725	$55,445	$1,895

Total
Commercial	$85,397	$85,094	$6,725	$56,131	$1,895
Commercial real estate	15,517	16,512	-	6,363	60
Commercial construction	2,149	2,141	-	1,535	-
Residential real estate	3,954	4,329	-	3,322	10
Consumer	87	86	-	96	5
Total	$107,104	$108,162	$6,725	$67,447	$1,970

The increase in recorded investment of impaired loans is primarily attributable to the entire taxi medallion portfolio (approximately $46.8 million, or 1.1% of loans receivable) moving back to the loans held-for-investment category from the loans held-for-sale category.

Included in the impaired loans table are $14.9 million, $13.3 million and $85.9 million of performing TDRs as of December 31, 2017, 2016 and 2015, respectively. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses  – (continued)

Aging Analysis: The following table provides an analysis of the aging of the loans by segment, excluding net deferred fees that are past due at December 31, 2017 and December 31, 2016 by class (dollars in thousands):

	December 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans Receivable
Commercial	$1,708	$183	$1,664	$47,363	$50,918	$773,164	$824,082
Commercial real estate	545	1,475	-	12,757	14,777	2,578,132	2,592,909
Commercial construction	-	-	-	-	-	483,216	483,216
Residential real estate	1,578	-	-	5,493	7,071	264,724	271,795
Consumer	18	-	-	-	18	2,790	2,808
Total	$3,849	$1,658	$1,664	$65,613	$72,784	$4,102,026	$4,174,810

The amount reported 90 days or greater past due and still accruing as of December 31, 2017 are comprised of PCI loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition. There were no non-PCI loans 90 days or greater past due and still accruing as of December 31, 2017.

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

The amount reported 90 days or greater past due and still accruing as of December 31, 2016 are comprised of PCI loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition. There were no non-PCI loans 90 days or greater past due and still accruing as of December 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	December 31, 2017
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$39	$-	$-	$-	$-	$39
Collectively evaluated for impairment	8,032	15,472	4,747	1,051	2	605	29,909
Acquired portfolio	200	1,600	-	-	-	-	1,800
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,232	$17,111	$4,747	$1,051	$2	$605	$31,748

Gross loans
Individually evaluated for impairment	$49,761	$25,038	$6,662	$3,203	$-		$84,664
Collectively evaluated for impairment	757,923	2,190,686	476,554	212,350	2,338		3,639,851
Acquired portfolio	13,715	377,185	-	56,242	470		447,612
Acquired with deteriorated credit quality	2,683	-	-	-	-		2,683
Total	$824,082	$2,592,909	$483,216	$271,795	$2,808		$4,174,810

	December 31, 2016
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$145	$-	$-	$-	$-	$145
Collectively evaluated for impairment	6,632	12,438	4,789	958	3	779	25,599
Acquired portfolio	-	-	-	-	-	-	-
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Gross loans
Individually evaluated for impairment	$3,637	$19,532	$5,909	$1,851	$62		$30,991
Collectively evaluated for impairment	517,869	1,621,745	478,865	163,686	1,757		2,783,922
Acquired portfolio	24,972	562,451	1,454	67,010	561		656,448
Acquired with deteriorated credit quality	7,098	982	-	-	-		8,080
Total	$553,576	$2,204,710	$486,228	$232,547	$2,380		$3,479,441

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses  – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan losses is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2017	$6,632	$12,583	$4,789	$958	$3	$779	$25,744
Loan charge-offs	(70)	(155)	-	-	(14)	-	(239)
Recoveries	178	51	-	12	2	-	243
Provision for loan losses	1,493	4,633	(42)	80	10	(174)	6,000
Balance at December 31, 2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2016	$10,949	$10,926	$3,253	$976	$4	$464	$26,572
Loan charge-offs	(39,343)	(107)	-	(94)	(29)	-	(39,573)
Recoveries	4	35	-	3	3	-	45
Provision for loan losses	35,022	1,729	1,536	73	25	315	38,700
Balance at December 31, 2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2015	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160
Loans charge-offs	(101)	(406)	-	-	(31)	-	(538)
Recoveries	13	327	-	2	3	-	345
Provision for loan losses	7,954	3,206	2,014	(139)	25	(455)	12,605
Balance at December 31, 2015	$10,949	$10,926	$3,253	$976	$4	$464	$26,572

For the year ended December 31, 2016, the loan charge-offs within the commercial loan segment were primarily made up of $36.7 million in charge-offs related to the taxi medallion portfolio and a $1.1 million charge related to a lease financing receivable of the former Union Center operations building.

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

At December 31, 2017, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses  – (continued)

The following table presents loans by segment modified as troubled debt restructurings and the related changes to the allowance for loan and leases losses that occurred during the year ended December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	(dollars in thousands)
	Recorded Investment	ALLL	Recorded Investment	ALLL
Troubled debt restructurings
Balance January 1,	$13,818	$-	$86,629	$4,500
Additions	10,378	-	26,325	8,250
Payoffs/paydowns	(3,098)		(2,616)
Transfers	(580)	-	(96,520)	-
Other	-	-	-	(12,750)
Balance December 31,	$20,518	$-	$13,818	$-

TDRs totaled $20.5 million at December 31, 2017, of which $5.6 million were on nonaccrual status and $14.9 million were performing under restructured terms. At December 31, 2016, TDRs totaled $13.8 million, of which $0.5 million were on nonaccrual status and $13.3 million were performing under restructured terms. As of December 31, 2017, the taxi medallion loans that were modified in a troubled debt restructuring in 2016 and 2015 were transferred back to the loans held-for-investment category from the loans held-for-sale category. As of December 31, 2017, all taxi medallion loans remain on nonaccrual status.

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended December 31, 2017 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	1	$692	$692
Commercial real estate	2	3,007	3,007
Commercial construction	2	6,662	6,662
Residential real estate	1	17	17
Consumer	-	-	-

Total	6	$10,378	$10,378

TDRs as of December 31, 2017 did not increase the ALLL during the year ended December 31, 2017. There were no charge-offs in connection with a loan modification at the time of modification during the year ended December 31, 2017. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses  – (continued)

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended December 31, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	19	$22,420	$22,420
Commercial real estate	3	2,155	2,155
Commercial construction	1	1,750	1,750
Residential real estate	-	-	-
Consumer	-	-	-

Total	23	$26,325	$26,325

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

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended December 31, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	48	$78,466	$78,466
Commercial real estate	3	5,049	5,049
Commercial construction	1	661	661
Residential real estate	1	110	110
Consumer	1	4	4

Total	54	$84,290	$84,290

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated
	Useful Life
	(Years)	2017	2016
	(dollars in thousands)
Land	-	$2,403	$2,403
Buildings	10-25	16,092	16,027
Furniture, fixtures and equipment	3-7	30,077	29,039
Leasehold improvements	10-20	13,775	12,908
Subtotal		62,347	60,377
Less: accumulated depreciation and amortization		40,154	37,700
Subtotal		22,193	22,677
Less: fair value adjustment for acquired leases		(534)	(602)
Total premises and equipment, net		$21,659	$22,075

Depreciation and amortization expense of premises and equipment was $3.2 million, $2.7 million and $2.3 million for 2017, 2016 and 2015, respectively.

Capital Leases: As a result of the Merger, the Company acquired a lease agreement for a building under a capital lease. The lease arrangement requires monthly payments through 2028.

The Company has included this lease in premises and equipment as follows:

	2017	2016
	(dollars in thousands)
Capital Lease	$3,408	$3,422
Less: accumulated amortization	1,526	1,369
	$1,882	$2,053

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, 2017 (dollars in thousands):

2018	$294
2019	321
2020	321
2021	321
2022	321
Thereafter	2,056
Total minimum lease payments	3,634

Less amount representing interest	1,000
Present value of net minimum lease payments	$2,634

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment – (continued)

Operating Leases: Occupancy and equipment expense includes rentals for premises and equipment of $2.3 million in 2017, $2.5 million in 2016 and $2.1 million in 2015. At December 31, 2017, the Company was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases.

Future minimum lease payments under these leases are as follows (dollars in thousands):

2018	$2,821
2019	2,713
2020	2,382
2021	1,998
2022	1,376
Thereafter	4,981

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

Step zero impairment testing is an assessment of qualitative factors that affect the likelihood of impairment. Based upon management’s review, the Company’s intangible assets were not impaired and there has been no impairment through December 31, 2017. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows:

	2017	2016
	(dollars in thousands)
Balance, January 1	$145,909	$145,909
Acquired goodwill	-	-
Impairment	-	-
Balance, December 31,	$145,909	$145,909

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
As of December 31, 2017:

Core deposit intangibles	$6,011	$(3,647)	$2,364

As of December 31, 2016:

Core deposit intangibles	$6,011	$(2,923)	$3,088

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Goodwill and Other Intangible Assets – continued

Aggregate amortization expense was $724,000, $820,000 and $917,000 for 2017, 2016 and 2015, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2018	$627
2019	531
2020	434
2021	338
2022	241

Note 8 – Deposits

Time Deposits

As of December 31, 2017 and 2016, the Company’s total time deposits were $1.2 billion and $968.1 million, respectively. Included in time deposits were brokered time deposits of $358.7 million and $294.5 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the contractual maturities of these time deposits were as follows (dollars in thousands):

2018	$597,726
2019	447,841
2020	105,531
2021	25,251
2022	3,611
Total	$1,179,960

The amount of time deposits with balances of $250,000 or more was $198.3 million and $106.5 million as of December 31, 2017 and 2016, respectively. Included in time deposits with balances of $250,000 or more were brokered time deposits with balances of $250,000 or more of $-0- and $6.6 million as of December 31, 2017 and 2016, respectively.

Note 9 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$670,077	1.76%	$461,280	1.55%

By remaining period to maturity:
Less than 1 year	$505,077	1.59%	$231,280	1.02%
1 year through less than 2 years	35,000	1.60%	130,000	1.84%
2 years through less than 3 years	85,000	2.65%	35,000	1.60%
3 years through less than 4 years	45,000	2.15%	65,000	2.82%
4 years through 5 years	-	-	-	-
Total borrowings	$670,077	1.76%	$461,280	1.55%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – FHLB Borrowings – (continued)

Three of the FHLB notes ($2.5 million and $7.5 million each due April 2, 2018, and $5.0 million due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate. The advances at December 31, 2017 were primarily collateralized by approximately $1.5 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At December 31, 2017 the Company had remaining borrowing capacity of approximately $829 million with the FHLB.

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

Repurchase agreements are secured borrowings. The Company pledges investment securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows:

	2017	2016	2015
	(dollars in thousands)
Average daily balance during the year	$6,781	$15,000	$22,890
Average interest rate during the year	5.95%	5.95%	5.92%
Maximum month-end balance during the year	$15,000	$15,000	$31,000
Weighted average interest rate during the year	5.95%	5.95%	5.92%

The table below shows the remaining contractual maturity of repurchase agreements by fair value of collateral pledged:

December 31, 2017
Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and agency securities	$-	$-	$-	$-	$-
Residential mortgage pass-through securities	-	-	-	-	-
Total Borrowings	$-	$-	$-	$-	$-

Amounts related to repurchase agreements not included in offsetting disclosure in Note 13.					$-

December 31, 2016
Remaining Contractual Maturity of the Agreements
(dollars in thousands)
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and agency securities	$-	$-	$-	$-	$-
Residential mortgage pass-through securities	-	-	-	16,826	16,826
Total Borrowings	$-	$-	$-	$16,826	$16,826

Amounts related to agreements not included in offsetting disclosure in Note 13.					$1,826

The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 8% above the gross outstanding balance of the repurchase agreement. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $0 million and $16.8 million at year-end 2017 and 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at December 31, 2017 was 4.23%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at December 31, 2017 and December 31, 2016.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

In June 2015, the Parent Corporation issued $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2017, unamortized costs related to the debt issuance were $456,000.

Note 12 - Income Taxes

The current and deferred amounts of income tax expense for 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Current:	(dollars in thousands)
Federal	$21,090	$10,173	$22,512
State	505	(366)	907
Subtotal	21,595	9,807	23,419
Deferred:
Federal	3,876	2,682	(3,835)
State	(177)	(713)	342
Subtotal	3,699	1,969	(3,493)
Income tax expense	$25,294	$11,776	$19,926

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes – (continued)

The Tax Reform Act was signed into law on December 22, 2017. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, the Company has not finalized the accounting for the income tax effects of the Tax Reform Act. This includes the re-measurement of deferred taxes. The impact of the Tax Reform Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act. As a result of the Tax Reform Act, the Company recorded a tax charge of approximately $5.6 million primarily due to a re-measurement of deferred tax assets and liabilities.

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	2017	2016	2015
	(dollars in thousands)
Income before income tax expense	$68,514	$42,858	$61,237
Federal statutory rate	35%	35%	35%
Computed “expected” Federal income tax expense	23,980	15,000	21,433
State tax, net of federal tax benefit	213	(701)	812
Impact of Tax Reform Act	5,623	-	-
Bank owned life insurance	(1,113)	(896)	(624)
Tax-exempt interest and dividends	(2,123)	(1,714)	(1,584)
Tax benefits from stock based compensation	(348)	-	-
Other, net	(938)	87	(111)
Income tax expense	$25,294	$11,776	$19,926

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2017 and 2016 are presented in the following table:

	2017	2016
Deferred tax assets:	(dollars in thousands)
Allowance for loan losses	8,848	10,374
Purchase accounting	2,310	4,881
Pension actuarial losses	1,647	2,439
New Jersey net operating loss	1,310	1,004
Deferred compensation	1,184	2,277
Unrealized losses on securities and swaps	483	-
Deferred loan costs, net of fees	474	613
Accrued rent	459	617
Capital lease	211	139
Nonaccrual interest	158	470
Other	7	14
Total deferred tax assets	$17,091	$22,828
Deferred tax liabilities:
Employee benefit plans	$(1,501)	$(2,275)
Depreciation	(434)	(1,039)
Prepaid expenses	(174)	(345)
Market discount accretion	(60)	(235)
Unrealized gains on securities and swaps	(224)	(449)
Other	(28)	(33)
Total deferred tax liabilities	(2,421)	(4,376)
Net deferred tax assets	$14,670	$18,452

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes – (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets for state purposes is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible, while for Federal purposes the deferred tax assets can also be realized through tax carrybacks. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2017 and 2016, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

The Company’s federal income tax returns are open and subject to examination from the 2014 tax return year and forward. The Company’s state income tax returns are generally open from the 2013 and later tax return years based on individual state statutes of limitations.

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

The Company also entered into an agreement to sell securities subject to an obligation to repurchase the same or similar securities, referred to as a repurchase agreement. Under this agreement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liability. The following table presents information about financial instruments that are eligible for offset as of December 31, 2017 and December 31, 2016:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
December 31, 2017
Assets:
Interest rate swaps	$798	$-	$798	$-	$-	$798
Liabilities:
Repurchase agreements	$-	$-	$-	$-	$-	$-
December 31, 2016
Assets:
Interest rate swaps	$88	$-	$88	$-	$-	$88
Liabilities:
Repurchase agreements	$15,000	$-	$15,000	$-	$15,000	$-

For the year ended December 31, 2017 and 2016 there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2017 and 2016:

	2017	2016
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$344,142	$267,865
Home equity and other revolving lines of credit	44,483	52,788
Outstanding commercial mortgage loan commitments	254,710	263,395
Standby letters of credit	34,114	18,331
Overdraft protection lines	688	733
Total	$678,137	$603,112

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based upon the information currently available in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Company.

Note 15 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(dollars in thousands)
Balance, January 1,	$49,710	$39,232
New loans	11,089	25,274
Repayments	(4,499)	(14,796)
Balance, December 31,	$56,300	$49,710

Deposits from principal officers, directors, and their affiliates at December 31, 2017 and 2016 were $42.4 million and $47.7 million respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). The Company leases banking offices from related party entities. In addition, the Company also utilizes an advertising and public relations agency at which one of the Company’s directors is President and CEO and a principal owner. For these transactions, the expenses are not significant to the operations of the Company.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing the Basel Committee on Banking Supervisions’ capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2017 and 2016, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank	(dollars in thousands)
December 31, 2017
Leverage (Tier 1) capital	$468,899	9.84%	$190,665	4.00%	$238,332	5.00%
Risk-Based Capital:
CET 1	$468,899	10.21%	$206,721	4.50%	$298,597	6.50%
Tier 1	468,899	10.21%	275,628	6.00%	367,504	8.00%
Total	500,647	10.90%	367,504	8.00%	459,379	10.00%

December 31, 2016
Leverage (Tier 1) capital	$434,067	10.34%	$167,996	4.00%	$209,995	5.00%
Risk-Based Capital:
CET 1	$434,067	10.98%	$177,944	4.50%	$257,030	6.50%
Tier 1	434,067	10.98%	237,258	6.00%	316,344	8.00%
Total	459,811	11.63%	316,344	8.00%	395,430	10.00%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders’ Equity and Regulatory Requirements – (continued)

			Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company	(dollars in thousands)
December 31, 2017
Leverage (Tier 1) capital	$425,407	8.92%	$190,728	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$420,252	9.15%	$206,742	4.50%	N/A	N/A
Tier 1	425,407	9.26%	275,656	6.00%	N/A	N/A
Total	507,155	11.04%	367,542	8.00%	N/A	N/A

December 31, 2016
Leverage (Tier 1) capital	$390,205	9.29%	$168,048	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$385,050	9.74%	$177,967	4.50%	N/A	N/A
Tier 1	390,205	9.87%	237,289	6.00%	N/A	N/A
Total	465,949	11.78%	316,386	8.00%	N/A	N/A

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

As of December 31, 2017 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 1.79% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 1.65% above the minimum buffer ratio.

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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Consolidated Statements of Income
	Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Sale of investment securities available-for-sale	$1,596	$4,234	$3,931	Net gains on sale of investment securities
	(579)	(1,682)	(1,564)	Income tax expense
	1,017	2,552	2,367
Amortization of unrealized holding (losses) gains on securities transferred from available-for-sale to held-to-maturity	-	(1,986)	(220)	Interest income
	-	813	90	Income tax benefit
	-	(1,173)	(130)
Amortization of pension plan net actuarial losses	(412)	(407)	(433)	Salaries and employee benefits
	169	165	177	Income tax benefit
	(243)	(242)	(256)
Total reclassification	$774	$1,137	$1,981

Accumulated other comprehensive loss at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(902)	$933
Cash flow hedge, net of tax	472	52
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	-	-
Defined benefit pension and post-retirement plans, net of tax	(3,589)	(3,831)
Total	$(4,019)	$(2,846)

Included in AOCI as of December 31, 2017 is an estimated $747,000 of stranded tax effects related to the change in the U.S federal corporate income tax rate in the 2017 Tax Cuts and Jobs Act.

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

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans at December 31, 2017 and 2016.

	2017	2016
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$12,682	$13,068
Interest cost	478	514
Actuarial (gain) loss	642	216
Benefits paid	-	-
Settlements	(910)	(1,116)
Projected benefit obligation at December 31,	$12,892	$12,682
Change in Plan Assets:
Fair value of plan assets at January 1,	$12,002	$10,287
Actual return on plan assets	1,517	831
Employer contributions	-	2,000
Benefits paid	-	-
Settlements	(910)	(1,116)
Fair value of plan assets at December 31,	$12,609	$12,002
Funded status	$(283)	$(680)

The accumulated benefit obligation was $12.9 million and $12.7 million as of the year ended December 31, 2017 and 2016, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. The Company expects to recognize approximately $366,000 of the net actuarial loss reported in the following table as of December 31, 2017 as a component of net periodic pension expense during 2018.

	2017	2016
	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income	$5,860	$6,272

The net periodic pension expense and other comprehensive income (before tax) for 2017, 2016 and 2015 includes the following:

	2017	2016	2015
	(dollars in thousands)
Interest cost	$478	$514	$519
Expected return on plan assets	(640)	(617)	(562)
Net amortization	412	407	433
Recognized settlement loss	-	-	650
Total net periodic pension expense	$250	$304	$1,040

Total gain recognized in other comprehensive income	(410)	(405)	(918)
Total recognized in net periodic expense and other comprehensive income (before tax)	$(160)	$(101)	$122

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Pension and Other Benefits – (continued)

The following table presents the weighted average assumptions used to determine the pension benefit obligations at December 31, for the following three years.

	2017	2016	2015
Discount rate	3.41%	3.88%	4.06%
Rate of compensation increase	N/A	N/A	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2017	2016	2015
	(dollars in thousands)
Discount rate	3.88%	4.06%	3.76%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2017 and 2016, target allocation, and expected long-term rate of return by asset are as follows:

	Target Allocation	% of Plan Assets – Year Ended 2017	% of Plan Assets – Year Ended 2016	Weighted Average Expected Long-Term Rate of Return
Equity Securities
Domestic	42%	41%	44%	3.2%
International	10%	8%	8%	0.7%
Debt and/or fixed income securities	46%	49%	47%	1.6%
Cash and other alternative investments, including real estate funds, hedge funds and equity structured notes	2%	2%	1%	0%
Total	100%	$100%	$100%	$5.5%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset class, are as follows:

	December 31, 2017	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$175	$175	$-	$-
Equity securities:
U.S. companies	5,175	5,175	-	-
International companies	1,056	1,056	-	-
Debt and/or fixed income securities	6,139	6,139
Real estate funds	64	64	-	-
Total	$12,609	$12,609	$-	$-

	December 31, 2016	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$19	$19	$-	$-
Equity securities:
U.S. companies	5,221	5,221	-	-
International companies	1,005	1,005	-	-
Debt and/or fixed income securities	5,689	5,689
Real estate funds	68	68	-	-
Total	$12,002	$12,002	$-	$-

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

Cash Flows

Contributions

The Bank expects to contribute $2,000,000 to its Pension Trust in 2018.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (dollars in thousands):

2018	$719
2019	729
2020	728
2021	739
2022	728
2023-2027	3,559

401(k) Benefit Plan

The Company maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2013 Plan Year, the Plan was amended to provide for a 3% non-elective safe harbor contribution for all participants. For 2017, 2016 and 2015, employer contributions amounted to $383,000, $351,000 and $338,000, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2017. The maximum number of shares of common stock or equivalents, which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of December 31, 2017 are 750,000. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards ratably over the vesting period. Forfeiture rates are not estimated but are handled on a case-by-case basis.

No options were issued during the year ended December 31, 2017 or 2016. An aggregate of 57,164 restricted shares and 24,891 performance units were granted and awarded, respectively, during the year ended December 31, 2017 compared to 72,920 and 64,434 granted and awarded, respectively, for the year ended December 31, 2016.

Option activity under the Company’s option plans as of and for the year ended December 31, 2017 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	358,367	$6.26
Granted	-	-
Exercised	(66,389)	6.61
Forfeited/cancelled/expired	-	-
Outstanding at December 31, 2017	291,978	$6.18	1.97	$5,714,355
Exercisable at December 31, 2017	288,446	$6.08	1.93	$5,673,725

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on the fair market value of the Parent Corporation’s stock.

Information related to stock option exercises during 2017:	2017

Intrinsic value of options exercised	$1,270,521
Cash received from options exercised	417,000
Tax benefit realized from options exercised	264,000

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation – (continued)

The aggregate intrinsic value of exercised options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of in-the-money options) of all options that were exercised during the year ending December 31, 2017. The tax benefit is calculated on any non-qualified options exercised during the period using a 36% tax rate.

The below table represents information regarding restricted shares currently outstanding at December 31, 2017:

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2016	111,273	$16.81
Granted	57,164	23.82
Vested	(65,359)	16.49
Forfeited/cancelled/expired	-	-
Nonvested at December 31, 2017	103,078	$20.41

As of December 31, 2017, there was $1,073,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 1.4 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned at December 31, 2016	151,572	189,455	$18.47
Awarded	24,891	37,336	22.75
Forfeited	-	-	-
Adjustments	(25,269)	-	18.47
Unearned at December 31, 2017	151,194	226,791	$19.19

At December 31, 2017, compensation cost of approximately $836,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 0.7 years.

Note 20 - Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. At December 31, 2017, approximately $133.1 million was available for payment of dividends based on regulatory guidelines.

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

Interest rate swaps were entered into on April 13, 2017, August 24, 2015, October 15, 2014 and December 30, 2014, each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Derivatives – (continued)

Summary information about the interest rate swap designated as a cash flow hedges as of year-end is as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Notional amount	$100,000	$75,000
Weighted average pay rates	1.66%	1.59%
Weighted average receive rates	1.23%	0.69%
Weighted average maturity	2.4 years	2.8 years
Fair value	$798	$88

Interest expense recorded on these swap transactions totaled approximately $406,200, $668,300, and $763,500 during 2017, 2016, and 2015 is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31:

	2017
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$710	$-	$-

	2016
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$219	$-	$-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016:

	2017		2016
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$100,000	$798	$75,000	$88

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and December 31, 2016 are as follows:

		December 31, 2017 Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$56,022	$-	$56,022	$-
Residential mortgage pass-through securities	181,891	-	181,891	-
Commercial mortgage pass-through securities	4,054	-	4,054	-
Obligations of U.S. states and political subdivision	131,128	-	121,496	9,632
Trust preferred securities	4,671	-	4,671	-
Corporate bonds and notes	29,693	-	29,693	-
Asset-backed securities	12,050	-	12,050	-
Certificates of deposit	625	-	625	-
Equity securities	11,728	11,728	-	-
Other securities	3,422	3,422	-	-
Total available-for-sale	435,284	15,150	410,502	9,632
Derivatives	798	-	798	-
Total assets	$436,082	$15,150	$411,300	$9,632

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

		December 31, 2016 Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$52,837	$-	$52,837	$-
Residential mortgage pass-through securities	72,497	-	72,497	-
Commercial mortgage pass-through securities	4,209	-	4,209	-
Obligations of U.S. states and political subdivision	150,605	-	132,387	18,218
Trust preferred securities	5,666	-	5,666	-
Corporate bonds and notes	36,928	-	36,928	-
Asset-backed securities	14,583	-	14,583	-
Certificates of deposit	983	-	983	-
Equity securities	11,710	11,710	-	-
Other securities	3,272	3,272	-	-
Total available-for-sale	353,290	14,982	320,090	18,218
Derivatives	88	-	88	-
Total assets	$353,378	$14,982	$320,178	$18,218

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2017 and 2016.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2017 and December 31, 2016:

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

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,094	$-	$-	$1,094

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,099	$-	$-	$1,099

Loans held-for-sale:
Commercial	70,105	-	4,509	65,596
Commercial real estate	7,712	-	7,712	-

Impaired Loans - Collateral dependent impaired loans at December 31, 2017 that required a valuation allowance were $1.1 million with a related valuation allowance of $39 thousand, compared to $1.2 million with a related valuation allowance of $0.1 million at December 31, 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 and year ended December 31, 2016:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2017	$18,218
Principal paydowns	(8,586)
Ending balance, December 31, 2017	$9,632

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2016	$-
Other(1)	18,335
Principal paydowns	(117)
Ending balance, December 31, 2016	$18,218

(1)	Includes transfers from held-to-maturity to available-for-sale designation

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,632	Discounted cash flows	Discount rate	2.9%

December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$18,218	Discounted cash flows	Discount rate	2.8%

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

December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,094	Appraisals of collateral value	Comparable sales	0% - 10% (5%)

December 31, 2016
	Fair Value	Valuation Techniques (weightings)	Unobservable Input	Range (weighed average)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,099	Appraisals of collateral value	Comparable sales	0% - 15% (6%)

Loans held-for-sale:
Commercial taxi medallion loans	$65,596	Market approach (70%) Discounted cash flows (30%)	Indications under securitized transactions expressed as a price to unpaid principal balance Discount Rate	40 - 100 (59) 14%

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and December 31, 2016:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
December 31, 2017

Financial assets:
Cash and due from banks	$149,582	$149,582	$149,582	$-	$-
Investment securities available-for-sale	435,284	435,284	15,150	410,502	9,632
Restricted investment in bank stocks	33,497	n/a	n/a	n/a	n/a
Loans held-for-sale	24,845	24,845	-	370	24,475
Net loans	4,139,708	4,118,542	-	-	4,118,542
Derivatives	798	798	-	798	-
Accrued interest receivable	15,470	15,470	-	1,900	13,570

Financial liabilities:
Noninterest-bearing deposits	776,843	776,843	776,843	-	-
Interest-bearing deposits	3,018,285	3,018,285	1,842,151	1,176,134	-
Borrowings	670,077	669,680	-	669,680	-
Subordinated debentures	54,699	57,340	-	57,340	-
Accrued interest payable	3,707	3,707	-	3,707	-

December 31, 2016

Financial assets:
Cash and due from banks	$200,399	$200,399	$200,399	$-	$-
Investment securities available-for-sale	353,290	353,290	14,982	320,090	18,218
Restricted investment in bank stocks	24,310	n/a	n/a	n/a	n/a
Loans held-for-sale	78,005	78,005	-	12,409	65,596
Net loans	3,450,088	3,462,138	-	-	3,462,138
Derivatives	88	88	-	88	-
Accrued interest receivable	12,965	12,965	-	2,026	10,939

Financial liabilities:
Noninterest-bearing deposits	694,977	694,977	694,977	-	-
Interest-bearing deposits	2,649,294	2,649,717	1,681,044	968,673	-
Borrowings	476,280	478,286	-	478,286	-
Subordinated debentures	54,534	55,901	-	55,901	-
Accrued interest payable	4,142	4,142	-	4,142	-

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements  – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2017	2016
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$7,506	$7,008
Investment in subsidiaries	614,083	580,048
Securities available-for-sale	779	730
Other assets	322	426
Total assets	$622,690	$588,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,554	$2,646
Subordinated debentures	54,699	54,534
Stockholders’ equity	565,437	531,032
Total liabilities and stockholders’ equity	$622,690	$588,212

Condensed Statements of Income

	For Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$13,000	$12,400	$10,537
Other income	13	8	7
Total Income	13,013	12,408	10,544
Expenses	(3,251)	(3,252)	(1,705)
Income before equity in undistributed earnings of subsidiaries	9,762	9,156	8,839
Equity in undistributed earnings of subsidiaries	33,458	21,926	32,472
Net Income	$43,220	$31,082	$41,311

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2017	2016	2015
	(dollars in thousands)
Cash flows from operating activities:
Net income	$43,220	$31,082	$41,311
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(33,458)	(21,926)	(32,472)
Increase in other assets	269	2,023	(820)
Increase (decrease) in other liabilities	(151)	544	(752)
Net cash provided by operating activities	9,880	11,723	7,267

Cash flows from investing activities:
Purchase of available-for-sale securities	(7)	-	-
Capital infusion to subsidiary	-	(38,439)	(35,000)
Net cash used in investing activities	(7)	(38,439)	(35,000)

Cash flows from financing activities:
Proceeds from subordinated debt	-	-	50,000
Cash dividends on common stock	(9,612)	(9,067)	(8,996)
Cash dividends on preferred stock	-	(22)	(112)
Issuance cost of common stock	(180)		-
Secondary offering of common stock	-	38,439	-
Redemption of preferred stock	-	(11,250)	-
Proceeds from exercise of stock options	417	767	1,424
Net cash used in financing activities	(9,375)	18,867	42,316

Decrease in cash and cash equivalents	498	(7,849)	14,583
Cash and cash equivalents at January 1,	7,008	14,857	274
Cash and cash equivalents at December 31,	$7,506	$7,008	$14,857

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$50,211	$46,338	$43,691	$41,084
Total interest expense	10,403	9,319	8,590	7,943
Net interest income	39,808	37,019	35,101	33,141
Provision for loan losses	2,000	1,450	1,450	1,100
Total other income, net of securities gains	2,024	1,756	1,422	1,406
Net securities gains	-	-	-	1,596
Other expenses	16,566	18,641	25,303	18,249
Income before income taxes	23,266	18,684	9,770	16,794
Income tax expense	12,686	5,607	2,087	4,914
Net income	10,580	13,077	7,683	11,880
Earnings per share:
Basic	$0.33	$0.41	$0.24	$0.37
Diluted	0.33	0.41	0.24	0.37

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$41,499	$41,178	$40,038	$38,526
Total interest expense	8,092	8,154	7,644	7,206
Net interest income	33,407	33,024	32,394	31,320
Provision for loan losses	25,200	6,750	3,750	3,000
Total other income, net of securities gains	1,573	1,445	1,467	1,202
Net securities gains	-	4,131	103	-
Other expense	15,252	14,551	14,352	14,353
(Loss) income before income taxes	(5,472)	17,299	15,862	15,169
Income tax (benefit) expense	(3,448)	5,443	5,003	4,778
Net income (loss)	(2,024)	11,856	10,859	10,391
Preferred dividends	-	-	-	22
Net income available to common stockholders	$(2,024)	$11,856	$10,859	$10,369
(Loss) earnings per share:
Basic	$(0.07)	$0.39	$0.36	$0.35
Diluted	(0.07)	0.39	0.36	0.34

Note:  Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

Other expenses for the second quarter of 2017 had a notable increase that was mainly attributable to an increase in valuation allowance for our loans held-for-sale. Income taxes for the fourth quarter of 2017 had a notable increase that was mainly attributable to a charge against the Company’s deferred tax assets of $5.6 million due to the impact of Tax Cuts and Jobs Act of 2017.

The provision for loan losses for the fourth quarter 2016 was a notable increase that was mainly attributable to the transfer of the Company’s taxi medallion portfolio to loans held-for-sale.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Subsequent Event

On January 11, 2018, the Parent Corporation issued $75.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes will bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1 and August 1 commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed.

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2017. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this part is included in the definitive Proxy Statement for the Company’s 2018 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2018 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2018 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2018 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description

3.1	The Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

3.2	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

10.1	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.

10.2	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.3	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.4	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.

10.6	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 27, 2006.

10.7	Amendment to 2003 Amended and Restated Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.

10.8	Second Amended and Restated Employment Agreement, dated as of June 1, 2017, by and among the Registrant, ConnectOne Bank and Frank Sorrentino III, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on June 5, 2017. *

10.9	Amended and Restated Employment Agreement dated as of June 1, 2017, by and among the Registrant, ConnectOne Bank and William S. Burns, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017 *

10.10	Form of Change in Control Agreement by and between the Company and Laura Criscione dated December 19, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2013. *

Exhibit No.	Description

10.11	North Jersey Community Bank 2006 Equity Compensation Plan (1)

10.12	North Jersey Community Bank 2008 Equity Compensation Plan (1)

10.13	North Jersey Community Bank 2009 Equity Compensation Plan (1)

10.14	2012 Equity Compensation Plan (1)

10.15	Indenture dated June 30, 2015 with U.S. Bank, National Association as Trustee (2)

10.16	Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)

10.17	Employment Agreement by and among the Registrant, ConnectOne Bank and Elizabeth Magennis dated June 1, 2017 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2017. *

10.18	Employment Agreement by and among the Registrant, ConnectOne Bank and Christopher Ewing dated June 1, 2017 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2017

10.19	First Supplemental Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)

12.1	Statement of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Personal certification of the chief executive officer and the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS	XBRL instance document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 .LAB	XBRL Taxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract on compensatory plan or arrangement.

(1)     Incorporated by reference from Exhibits 10.15, 10.16, 10.17 and 10.18, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2014

(2)     Incorporated by reference from Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed July 2, 2015

(3)     Incorporated by reference from Exhibits 4.1 and 4.2 of Registrant’s Current Report on Form 8-K filed January 17, 2018

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

CONNECTONE BANCORP, INC.
March 6, 2018	By:
/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 6, 2018, have signed this report below.

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
- 112 -