Form 10-Q
period 2018-03-31
ConnectOne Bancorp, Inc.
filed 2018-05-04
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	32,184,713 shares
(Title of Class)	(Outstanding as of May 4, 2018)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(in thousands, except for share data)	2018	2017
	(unaudited)
ASSETS
Cash and due from banks	$36,396	$52,565
Interest-bearing deposits with banks	106,391	97,017
Cash and cash equivalents	142,787	149,582

Securities available-for-sale	424,322	435,284
Equity securities	11,607	-

Loans held-for-sale	45,886	24,845

Loans receivable	4,202,679	4,171,456
Less: Allowance for loan losses	32,529	31,748
Net loans receivable	4,170,150	4,139,708

Investment in restricted stock, at cost	34,622	33,497
Bank premises and equipment, net	21,039	21,659
Accrued interest receivable	16,020	15,470
Bank owned life insurance	111,500	111,311
Other real estate owned	1,076	538
Goodwill	145,909	145,909
Core deposit intangibles	2,195	2,364
Other assets	31,255	28,275
Total assets	$5,158,368	$5,108,442
LIABILITIES
Deposits:
Noninterest-bearing	$739,174	$776,843
Interest-bearing	3,010,413	3,018,285
Total deposits	3,749,587	3,795,128
Borrowings	695,032	670,077
Subordinated debentures (net of debt issuance costs of $1,845 and $456, respectively)	128,310	54,699
Other liabilities	21,173	23,101
Total liabilities	4,594,102	4,543,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 5,000,000 shares; issued -0- share of Series B preferred stock at March 31, 2018 and December 31, 2017; outstanding -0- shares at March 31, 2018 and December 31, 2017; liquidation value of $-0- at March 31, 2018 and December 31, 2017	-	-
Common stock, no par value, authorized 50,000,000 shares; issued 34,239,155 shares at March 31, 2018 and 34,135,782 at December 31, 2017; outstanding 32,175,233 shares at March 31, 2018 and 32,071,860 at December 31, 2017	412,546	412,546
Additional paid-in capital	13,434	13,602
Retained earnings	162,510	160,025
Treasury stock, at cost (2,063,922 common shares at March 31, 2018 and December 31, 2017)	(16,717)	(16,717)
Accumulated other comprehensive loss	(7,507)	(4,019)
Total stockholders’ equity	564,266	565,437
Total liabilities and stockholders’ equity	$5,158,368	$5,108,442

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2018	2017
Interest income
Interest and fees on loans	$47,025	$38,006
Interest and dividends on investment securities:
Taxable	1,887	1,548
Tax-exempt	814	954
Dividends	485	330
Interest on federal funds sold and other short-term investments	264	246
Total interest income	50,475	41,084
Interest expense
Deposits	7,688	5,109
Borrowings	4,640	2,834
Total interest expense	12,328	7,943
Net interest income	38,147	33,141
Provision for loan losses	17,800	1,100
Net interest income after provision for loan losses	20,347	32,041
Noninterest income
Income on bank owned life insurance	774	703
Deposit, loan and other income	616	643
Net gains on sale of loans held-for-sale	17	21
Net gains on sales of securities available-for-sale	-	1,596
Annuities and insurance commissions	-	39
Total noninterest income	1,407	3,002
Noninterest expenses
Salaries and employee benefits	9,672	8,144
Occupancy and equipment	2,143	2,255
Data processing	1,148	1,149
FDIC insurance	850	895
Professional and consulting	723	718
Marketing and advertising	207	256
Amortization of core deposit intangible	169	193
Other components of net periodic pension expense	7	62
Increase in valuation allowance, loans held-for-sale	-	2,600
Other expenses	2,140	1,977
Total noninterest expenses	17,059	18,249
Income before income tax expense	4,695	16,794
Income tax expense	444	4,914
Net income	$4,251	$11,880
Earnings per common share
Basic	$0.13	$0.37
Diluted	0.13	0.37

Dividends per common share	$0.075	$0.075

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income	$4,251	$11,880

Other comprehensive income (loss):
Unrealized gains and losses on securities:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(5,019)	689
Tax effect	1,292	(268)
Net of tax	(3,727)	421
Reclassification adjustment for realized gains included in net income	-	(1,596)
Tax effect	-	579
Net of tax	-	(1,017)

Unrealized gains on cash flow hedge	916	160
Tax effect	(258)	(65)
Net of tax	658	95
Unrealized pension plan gains and losses:
Unrealized pension plan gains (losses) before reclassifications	236	(2)
Tax effect	(67)	1
Net of tax	169	(1)
Reclassification adjustment for realized losses included in net income	91	103
Tax effect	(25)	(42)
Net of tax	66	61

Total other comprehensive loss	(2,834)	(441)

Total comprehensive income	$1,417	$11,439

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for per share	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	11,880	-	-	11,880
Other comprehensive loss, net of tax	-	-	-	-	-	(441)	(441)
Cash dividends declared on common stock ($0.075 per share)	-	-	-	(2,403)	-	-	(2,403)
Stock issuance costs	-	(180)	-	-	-	-	(180)
Restricted stock grants (56,164)	-	-	-	-	-	-	-
Stock-based compensation	-	-	389	-	-	-	389
Balance as of March 31, 2017	$-	$412,546	$11,796	$135,939	$(16,717)	$(3,287)	$540,277

Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437
Reclassification of stranded tax effects (ASU 2018-02) (see Note 8)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01 (see Note 8)	-	-	-	(55)	-	55	-
Net income	-	-	-	4,251	-	-	4,251
Other comprehensive loss, net of tax	-	-	-	-	-	(2,834)	(2,834)
Cash dividends declared on common stock ($0.075 per share)	-	-	-	(2,420)	-	-	(2,420)
Exercise of stock options (38,697 shares)	-	-	202	-	-	-	202
Restricted stock grants (22,004 shares)	-	-	-	-	-	-	-
Net performance units issued (42,672 shares)	-	-	(819)	-	-	-	(819)
Stock-based compensation	-	-	449	-	-	-	449
Balance as of March 31, 2018	$-	$412,546	$13,434	$162,510	$(16,717)	$(7,507)	$564,266

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$4,251	$11,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	775	775
Increase in valuation allowance, loans held-for-sale	-	2,600
Provision for loan losses	17,800	1,100
Amortization of intangibles	169	193
Net accretion of loans	(179)	(590)
Accretion on bank premises	(16)	(23)
Accretion on deposits	(15)	(4)
Accretion on borrowings	(45)	(54)
Stock-based compensation	(370)	389
Gains on sales of securities available-for-sale, net	-	(1,596)
Loss on equity securities, net	121	-
Gains on sale of loans held-for-sale, net	(17)	(21)
Gains on sale of fixed assets, net	-	(8)
Loans originated for resale	(1,045)	(2,105)
Proceeds from sale of loans held-for-sale	1,145	6,440
Net loss on sale of other real estate owned	-	82
Increase in cash surrender value of bank owned life insurance	(189)	(704)
Amortization of premiums and accretion of discounts on securities available-for-sale	1,045	489
Amortization of subordinated debt issuance costs	86	41
(Increase) decrease in accrued interest receivable	(550)	264
(Increase) decrease in other assets	(2,269)	6,332
Decrease in other liabilities	(464)	(664)
Net cash provided by operating activities	20,233	24,816

Cash flows from investing activities
Securities available-for-sale:
Purchases	(46,333)	(49,912)
Sales	-	29,543
Maturities, calls and principal repayments	39,503	21,383
Net purchases of restricted investment in bank stocks	(1,125)	(675)
Payments on loans held-for-sale	112	1,677
Net increase in loans	(69,837)	(88,605)
Proceeds from sales of fixed assets	-	8
Purchases of premises and equipment	(139)	(936)
Proceeds from sale of other real estate owned	-	544
Net cash used in investing activities	(77,819)	(86,973)

Cash flows from financing activities
Net (decrease) increase in deposits	(45,526)	11,210
Increase in subordinated debentures	73,525	-
Advances of Federal Home Loan Bank (“FHLB”) borrowings	435,000	100,000
Repayments of FHLB borrowings	(410,000)	(85,000)
Cash dividends paid on common stock	(2,410)	(2,403)
Common stock issuance costs	-	(180)
Proceeds from exercise of stock options	202	-
Net cash provided by financing activities	50,791	23,627
Net change in cash and cash equivalents	(6,795)	(38,530)
Cash and cash equivalents at beginning of period	149,582	200,399
Cash and cash equivalents at end of period	$142,787	$161,869

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$10,927	$7,603
Income taxes	1,223	55
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$538	$580
Transfer of loans from held-for-investment to held-for-sale	21,236	-
Transfer of loans from held-for-sale to held-for-investment	-	7,159

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other interim period. The Company’s 2017 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a CECL committee that is assessing our data and system needs. The Company has engaged a third-party vendor to assist is analyzing our data and developing a CECL model. The Company has recently met with the third-party vendor and discussed our data, in terms of what is available and potential gaps. The Company also discussed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2018	2017
Net income available to common stockholders	$4,251	$11,880
Earnings allocated to participating securities	(12)	(27)
Income attributable to common stock	$4,239	$11,853

Weighted average common shares outstanding, including participating securities	32,116	31,938
Weighted average participating securities	(94)	(72)
Weighted average common shares outstanding	32,022	31,866
Incremental shares from assumed conversions of options,
performance units and restricted shares	274	327
Weighted average common and equivalent shares outstanding	32,296	32,193

Earnings per common share:
Basic	$0.13	$0.37
Diluted	0.13	0.37

There were no antidilutive share equivalents as of March 31, 2018 and March 31, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale

Securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2018 and December 31, 2017. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following table summarizes the amortized cost and fair value of securities available-for-sale at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$53,318	$29	$(876)	$52,471
Residential mortgage pass-through securities	192,537	180	(3,960)	188,757
Commercial mortgage pass-through securities	4,020	-	(61)	3,959
Obligations of U.S. states and political subdivisions	128,941	1,167	(2,738)	127,370
Trust preferred securities	4,577	120	(83)	4,614
Corporate bonds and notes	29,302	93	(392)	29,003
Asset-backed securities	11,463	53	(22)	11,494
Certificates of deposit	621	2	-	623
Other securities	6,031	-	-	6,031
Total securities available-for-sale	$430,810	$1,644	$(8,132)	$424,322

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$56,297	$141	$(416)	$56,022
Residential mortgage pass-through securities	183,509	330	(1,948)	181,891
Commercial mortgage pass-through securities	4,054	3	(3)	4,054
Obligations of U.S. states and political subdivisions	130,723	1,739	(1,334)	131,128
Trust preferred securities	4,577	205	(111)	4,671
Corporate bonds and notes	29,801	163	(271)	29,693
Asset-backed securities	12,021	66	(37)	12,050
Certificates of deposit	621	4	-	625
Equity securities	11,843	235	(350)	11,728
Other securities	3,422	-	-	3,422
Total securities available-for-sale	$436,868	$2,886	$(4,470)	$435,284

Effective January 1, 2018, the Company implemented ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Under ASU 2016-01, equity securities, with certain exceptions, are to be measured at fair value with changes in fair value recognized in net income. As of March 31, 2018, the Company began separately presenting equity securities with readily determinable fair values on the Statements of Condition within the "Equity securities" caption. Net unrealized losses recognized during the period on equity securities with readily determinable fair values as of March 31, 2018 was $121 thousand.

Investment securities having a carrying value of approximately $174.9 million and $157.8 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following table presents information for investments in securities available-for-sale at March 31, 2018, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	March 31, 2018
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$9,526	$9,518
Due after one year through five years	28,768	28,857
Due after five years through ten years	36,318	36,369
Due after ten years	153,610	150,831
Residential mortgage pass-through securities	192,537	188,757
Commercial mortgage pass-through securities	4,020	3,959
Other securities	6,031	6,031
Total securities available-for-sale	$430,810	$424,322

Gross gains and losses from the sales of securities available-for-sale for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Proceeds	$-	$29,543

Gross gains on sales of securities	$-	$1,596
Gross losses on sales of securities	-	-
Net gains on sales of securities	-	1,596
Less: tax provision on net gains	-	(579)
Net gains on sales of securities, after tax	$-	$1,017

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 152 and 112 securities as of March 31, 2018 and December 31, 2017, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, and trust preferred securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Factors which may contribute to unrealized losses include credit risk, market risk, changes in interest rates, economic cycles, and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of the Company’s investment in any one issuer or industry. The Company has established policies to reduce exposure through diversification of the securities portfolio including limits on concentrations in any one issuer. The Company believes the securities portfolio is prudently diversified.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in prevailing interest rates, and changes in market credit spreads. Management concluded that these securities were not OTTI at March 31, 2018.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$47,303	$(876)	$35,987	$(538)	$11,316	$(338)
Residential mortgage pass-through securities	179,661	(3,960)	142,446	(2,428)	37,215	(1,532)
Commercial mortgage pass-through securities	3,959	(61)	3,959	(61)	-	-
Obligations of U.S. states and political subdivisions	68,741	(2,738)	31,497	(630)	37,244	(2,108)
Trust preferred securities	1,496	(83)	-	-	1,496	(83)
Corporate bonds and notes	19,693	(392)	10,637	(87)	9,056	(305)
Asset-backed securities	2,907	(22)	923	(11)	1,984	(11)
Total Temporarily Impaired Securities	$323,760	$(8,132)	$225,449	$(3,755)	$98,311	$(4,377)

	December 31, 2017
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$39,813	$(416)	$28,407	$(213)	$11,406	$(203)
Residential mortgage pass-through securities	148,574	(1,948)	117,556	(1,146)	31,018	(802)
Commercial mortgage pass-through securities	1,198	(3)	1,198	(3)	-	-
Obligations of U.S. states and political subdivisions	57,685	(1,334)	17,909	(246)	39,776	(1,088)
Trust preferred securities	1,469	(111)	-	-	1,469	(111)
Corporate bonds and notes	11,074	(271)	1,965	(21)	9,109	(250)
Asset-backed securities	7,428	(37)	993	(2)	6,435	(35)
Equity securities	11,116	(350)	-	-	11,116	(350)
Total Temporarily Impaired Securities	$278,357	$(4,470)	$168,028	$(1,631)	$110,329	$(2,839)

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

Summary information about the interest rate swap designated as a cash flow hedges as of year-end is as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Notional amount	$100,000	$100,000
Weighted average pay rates	1.79%	1.66%
Weighted average receive rates	1.82%	1.23%
Weighted average maturity	2.2 years	2.4 years
Fair value	$1,714	$798

Interest income recorded on these swap transactions totaled approximately $5 thousand during the three months ended March 31, 2018, compared to $108 thousand of interest expense recorded during the three months ended March 31, 2017.

Cash Flow Hedge

The following table presents the net gains recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2018 and March 31, 2017:

2018
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$916	$-	$-

2017
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$160	$-	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of March 31, 2018 and December 31, 2017:

	2018		2017
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$100,000	$1,714	$100,000	$798

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses

Loans Receivable: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, premiums and discounts related to purchase accounting, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Loans Held-for-Sale: Residential mortgage loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Fair value of these loans is determined based on the terms of the loan, such as interest rate, maturity date, reset term, as well as sales of similar assets.

Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans receivable - The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$811,859	$824,082
Commercial real estate	2,632,965	2,592,909
Commercial construction	479,190	483,216
Residential real estate	278,985	271,795
Consumer	2,461	2,808
Gross loans	4,205,460	4,174,810
Net deferred loan fees	(2,781)	(3,354)
Total loans receivable	$4,202,679	$4,171,456

At March 31, 2018 and December 31, 2017, loan balances of approximately $2.0 billion and $1.9 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Commercial real estate	$45,598	$24,475
Residential real estate	288	370
Total carrying amount	$45,886	$24,845

Valuation allowance - The following table sets forth the composition of the Company’s valuation allowance within the loans held-for-sale portfolio during the three months ended March 31, 2018 and March 31, 2017:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
	(dollars in thousands)
Balance at January 1,	$-	$-
Residential real estate	-	2,600
Balance at March 31,	$-	$2,600

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Purchased Credit-Impaired Loans: The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$2,644	$2,683

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during both the three months ended March 31, 2018 and March 31 2017. There were no reversals from the allowance for loan losses during the three months ended March 31, 2018 and March 31, 2017.

The following table presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for three months ended March 31, 2018 and March 31, 2017:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
	(dollars in thousands)
Balance at beginning of period	$1,387	$2,860
Accretion of income	(65)	(186)
Balance at end of period	$1,322	$2,674

Loans Receivable on Nonaccrual Status - The following table sets forth the composition of the Company’s nonaccrual loans as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$29,883	$47,363
Commercial real estate	15,428	12,757
Residential real estate	4,725	5,493
Total carrying amount	$50,036	$65,613

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

The decrease in nonaccruals from the year-end 2017 was mainly attributable to a $17.0 million charge-off, related to the taxi medallion loan portfolio (which is included in the Commercial loan segment). The taxi medallion loan portfolio was classified as substandard and impaired as of March 31, 2018 and December 31, 2017.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Credit Quality Indicators - The following table presents information, excluding loans held-for-sale and net deferred loan fees, about the Company’s loan credit quality at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$764,418	$13,278	$34,163	$-	$811,859
Commercial real estate	2,586,173	12,350	34,442	-	2,632,965
Commercial construction	470,386	4,646	4,158	-	479,190
Residential real estate	274,123	-	4,862	-	278,985
Consumer	2,426	-	35	-	2,461
Gross loans	$4,097,526	$30,274	$77,660	$-	$4,205,460

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$767,020	$3,764	$53,298	$-	$824,082
Commercial real estate	2,534,973	34,335	23,601	-	2,592,909
Commercial construction	475,066	5,521	2,629	-	483,216
Residential real estate	266,163	-	5,632	-	271,795
Consumer	2,767	-	41	-	2,808
Gross loans	$4,045,989	$43,620	$85,201	$-	$4,174,810

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by segment as of March 31, 2018 and December 31, 2017:

	March 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$32,100	$92,584
Commercial real estate	34,911	35,008
Commercial construction	6,134	6,134
Residential real estate	2,603	2,857
Consumer	-	-
Total	$75,748	$136,583

With an allowance recorded
Commercial real estate	$1,124	$1,124	$32
Commercial construction	2,669	2,669	115
Total (including allowance)	$3,793	$3,793	$147

Total
Commercial	$32,100	$92,584	$-
Commercial real estate	36,035	36,132	32
Commercial construction	8,803	8,803	115
Residential real estate	2,603	2,857	-
Consumer	-	-	-
Total (including allowance)	$79,541	$140,376	$147

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$49,761	$101,066
Commercial real estate	23,905	23,976
Commercial construction	6,662	6,662
Residential real estate	3,203	3,442
Consumer	-	-
Total	$83,531	$135,146

With an allowance recorded
Commercial real estate	$1,133	$1,133	$39

Total
Commercial	$49,761	$101,066	$-
Commercial real estate	25,038	25,109	39
Commercial construction	6,662	6,662	-
Residential real estate	3,203	3,442	-
Consumer	-	-	-
Total (including allowance)	$84,664	$136,279	$39

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded

Commercial	$45,607	$31	$2,884	$39
Commercial real estate	35,010	243	16,450	106
Commercial construction	6,083	77	4,269	50
Residential real estate	2,613	-	986	2
Consumer	-	-	59	1

Total	$89,313	$351	$24,648	$198

Impaired loans with an allowance recorded

Commercial real estate	$1,129	$12	$-	$-
Commercial construction	2,649	42	783	5

Total	$3,778	$54	$783	$5

Total impaired loans

Commercial	$45,607	$31	$2,884	$39
Commercial real estate	36,139	255	17,233	111
Commercial construction	8,732	119	4,269	50
Residential real estate	2,613	-	986	2
Consumer	-	-	59	1

Total	$93,091	$405	$25,431	$203

Included in impaired loans at March 31, 2018 and December 31, 2017 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the aging of gross loans (excluding loans held-for-sale) that are past due at March 31, 2018 and December 31, 2017 by segment:

Aging Analysis

	March 31, 2018
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$70	$122	$428	$29,883	$30,503	$781,356	$811,859
Commercial real estate	2,237	403	-	15,428	18,068	2,614,897	2,632,965
Commercial construction	-	-	-	-	-	479,190	479,190
Residential real estate	2,257	-	-	4,725	6,982	272,003	278,985
Consumer	19	-	-	-	19	2,442	2,461
Total	$4,583	$525	$428	$50,036	$55,572	$4,149,888	$4,205,460

	December 31, 2017
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,708	$183	$1,664	$47,363	$50,918	$773,164	$824,082
Commercial real estate	545	1,475	-	12,757	14,777	2,578,132	2,592,909
Commercial construction	-	-	-	-	-	483,216	483,216
Residential real estate	1,578	-	-	5,493	7,071	264,724	271,795
Consumer	18	-	-	-	18	2,790	2,808
Total	$3,849	$1,658	$1,664	$65,613	$72,784	$4,102,026	$4,174,810

Included in the 90 days or greater past due and still accruing category as of both March 31, 2018 and December 31, 2017 is one purchased credit-impaired loan, net of its fair value marks, which accretes income per its valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated credit quality, and the related portion of the allowance for loan losses (“ALLL”) that are allocated to each loan portfolio segment:

	March 31, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$32	$115	$-	$-	$-	$147
Collectively evaluated for impairment	8,350	15,903	4,657	1,109	2	661	30,682
Acquired portfolio	200	1,500	-	-	-	-	1,700
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total ALLL	$8,550	$17,435	$4,772	$1,109	$2	$661	$32,529

Gross loans
Individually evaluated for impairment	$32,100	$36,035	$8,803	$2,603	$-		$79,541
Collectively evaluated for impairment	765,024	2,258,103	470,387	222,920	2,038		3,718,472
Acquired portfolio	12,091	338,827	-	53,462	423		404,803
Acquired with deteriorated credit quality	2,644	-	-	-	-		2,644
Total gross loans	$811,859	$2,632,965	$479,190	$278,985	$2,461		$4,205,460

	December 31, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$39	$-	$-	$-	$-	$39
Collectively evaluated for impairment	8,032	15,472	4,747	1,051	2	605	29,909
Acquired portfolio	200	1,600	-	-	-	-	1,800
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,232	$17,111	$4,747	$1,051	$2	$605	$31,748

Gross loans
Individually evaluated for impairment	$49,761	$25,038	$6,662	$3,203	$-		$84,664
Collectively evaluated for impairment	757,923	2,190,686	476,554	212,350	2,338		3,639,851
Acquired portfolio	13,715	377,185	-	56,242	470		447,612
Acquired with deteriorated credit quality	2,683	-	-	-	-		2,683
Total	$824,082	$2,592,909	$483,216	$271,795	$2,808		$4,174,810

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan losses (“ALLL”) methodology as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

A summary of the activity in the ALLL is as follows:

	Three Months Ended March 31, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

Charge-offs	(17,020)	-	-	(18)	-	-	(17,038)

Recoveries	19	-	-	-	-	-	19

Provision for loan losses	17,318	323	25	77	1	56	17,800

Balance at March 31, 2018	$8,550	$17,435	$4,772	$1,109	$2	$661	$32,529

	Three Months Ended March 31, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Charge-offs	-	(71)	-	-	(1)	-	(72)

Recoveries	126	3	-	-	-	-	129

Provision	(91)	1,603	(215)	50	1	(248)	1,100

Balance at March 31, 2017	$6,667	$14,118	$4,574	$1,008	$3	$531	$26,901

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Troubled Debt Restructurings: Loans are considered to have been modified in a troubled debt restructuring (“TDRs”) when due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of nine months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

The following table presents a rollforward of TDRs and the related changes to the allowance for loan losses (“ALLL”) that occurred for the periods presented:

	Three Months Ended		Year Ended
	March 31, 2018		December 31, 2017
	(dollars in thousands)
	Recorded		Recorded
	Investment	ALLL	Investment	ALLL
Troubled Debt Restructurings

Beginning balance	$20,518	$-	$13,818	$-
Additions	3,976	147	10,378	-
Payoffs/paydowns	(103)	-	(3,098)	-
Transfers	-	-	(580)	-
Note increases	302	-	-	-
Ending balance	$24,693	$147	$20,518	$-

TDRs totaled $24.7 million at March 31, 2018, of which $10.4 million were on nonaccrual status and $14.3 million were performing under restructured terms. At December 31, 2017, TDRs totaled $20.5 million, of which $5.6 million were on nonaccrual status and $14.9 million were performing under restructured terms. TDRs as of March 31, 2018 increased the ALLL during the three months ended March 31, 2018 by $147 thousand. There were no charge-offs in connection with a loan modification at the time of modification during the three months ended March 31, 2018. There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2018.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2018 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	3	$2,077	$2,077
Commercial real estate	1	60	60
Commercial construction	2	1,839	1,839
Total	6	$3,976	$3,976

These six loan modifications included interest rate reductions and maturity extensions.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

TDRs totaled $14.9 million at March 31, 2017, of which $4.9 million were on nonaccrual status and $10.0 million were performing under restructured terms. TDRs as of March 31, 2017 did not increase the ALLL during the three months ended March 31, 2017. There were no charge-offs in connection with a loan modification at the time of modification during the three months ended March 31, 2017. There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2017.

The following table presents loans by segment modified as troubled debt restructurings that occurred during the three months ended March 31, 2017 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial real estate	1	$2,775	$2,775
Residential	1	18	18

Total	2	$2,793	$2,793

These two loan modifications included interest rate reductions and maturity extensions.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

Securities Available-for-Sale and Equity Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine the fair value of the instruments and these are classified as Level 3. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Derivatives: The fair value of derivatives is based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

		March 31, 2018
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$52,471	$-	$52,471	$-
Residential mortgage pass-through securities	188,757	-	188,757	-
Commercial mortgage pass-through securities	3,959	-	3,959	-
Obligations of U.S. states and political subdivision	127,370	-	117,802	9,568
Trust preferred securities	4,614	-	4,614	-
Corporate bonds and notes	29,003	-	29,003	-
Asset-backed securities	11,494	-	11,494	-
Certificates of deposit	623	-	623	-
Other securities	6,031	6,031	-	-
Total available-for-sale	$424,322	$6,031	$408,723	$9,568
Equity securities	11,607	11,607	-	-
Derivatives	1,714	-	1,714	-
Total assets	$437,643	$17,638	$410,437	$9,568

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2017
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$56,022	$-	$56,022	$-
Residential mortgage pass-through securities	181,891	-	181,891	-
Commercial mortgage pass-through securities	4,054	-	4,054	-
Obligations of U.S. states and political subdivision	131,128	-	121,496	9,632
Trust preferred securities	4,671	-	4,671	-
Corporate bonds and notes	29,693	-	29,693	-
Asset-backed securities	12,050	-	12,050	-
Certificates of deposit	625	-	625	-
Equity securities	11,728	11,728	-	-
Other securities	3,422	3,422	-	-
Total available-for-sale	$435,284	$15,150	$410,502	$9,632
Derivatives	798	-	798	-
Total assets	$436,082	$15,150	$411,300	$9,632

There were no transfers between Level 1 and Level 2 during the quarter ended March 31, 2018 and during the year ended December 31, 2017.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

Loans Held-for-Sale: Residential mortgage loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions (Level 2).

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Impaired Loans: The Company may record adjustments to the carrying value of loans based on fair value measurements, generally as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with GAAP. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements at March 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,092	$-	$-	$1,092
Commercial construction	2,554	-	-	2,554
Commercial loans (taxi medallion loans)	29,405	-	-	29,405

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,094	$-	$-	$1,094

Impaired loans – Collateral dependent impaired loans at March 31, 2018 that required a valuation allowance were $3.8 million with a related valuation allowance of $0.1 million compared to $1.1 million with a related valuation allowance of $39 thousand at December 31, 2017. In addition, the Company had impaired taxi medallion loans of $29.4 million that required no additional valuation allowance as of March 31, 2018. During the three months ended March 31, 2018, the Company charged-off $17.0 million related to the taxi medallion loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and for the year ended December 31, 2017:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2018	$9,632
Principal paydowns	(64)
Ending balance, March 31, 2018	$9,568

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2017	$18,218
Principal paydowns	(8,586)
Ending balance, December 31, 2017	$9,632

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2018
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,568	Discounted cash flows	Discount rate	2.9%

December 31, 2017
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,632	Discounted cash flows	Discount rate	2.9%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Nonrecurring basis: The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis for the periods presented. The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2018
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,092	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 10%[5%]

Commercial construction	$2,554	Sales comparison approach	Adjustment for differences between the comparable sales	12% - 17%[15%]

Commercial taxi medallion loans	$29,405	Market approach (75%)	New York City Taxi and Limousine Commission transfers as a price to unpaid principal balance	26 - 99 (38)

		Discounted cash flows (25%)	Discount Rate	7%

December 31, 2017
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,094	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 10%[5%]

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2018 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
March 31, 2018
Financial assets:
Cash and cash equivalents	$142,787	$142,787	$142,787	$-	$-
Securities available-for-sale	424,322	424,322	6,031	408,724	9,568
Equity securities	11,607	11,607	11,607	-	-
Loans held-for-sale	45,886	45,886	-	288	45,598
Net loans	4,170,150	4,039,339	-	-	4,039,339
Derivatives	1,714	1,714	-	1,714	-

Financial liabilities:
Noninterest-bearing deposits	739,174	739,174	739,174	-	-
Interest-bearing deposits	3,010,413	3,002,902	1,754,759	1,248,143	-
Borrowings	695,032	692,766	-	692,766	-
Subordinated debentures	128,310	132,015	-	132,015	-

December 31, 2017
Financial assets:
Cash and cash equivalents	$149,582	$149,582	$149,582	$-	$-
Securities available-for-sale	435,284	435,284	15,150	410,502	9,632
Loans held-for-sale	24,845	24,845	-	370	24,475
Net loans	4,139,708	4,118,542	-	-	4,118,542
Derivatives	798	798	-	798	-

Financial liabilities:
Noninterest-bearing deposits	776,843	776,843	776,843	-	-
Interest-bearing deposits	3,018,285	3,018,285	1,842,151	1,176,134	-
Borrowings	670,077	669,680	-	669,680	-
Subordinated debentures	54,699	57,340	-	57,340	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
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

	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive		Affected Line Item in the Consolidated
Comprehensive Income Components	Income		Statements of Income
	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
			Net gains on sale of securities available-
Sale of securities available-for-sale	$-	$1,596	for-sale
	-	(579)	Income tax expense
	-	1,017
Amortization of pension plan net actuarial
losses	(91)	(103)	Salaries and employee benefits
	25	42	Income tax benefit
	(66)	(61)
Total reclassification	$(66)	$956

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive loss at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Investment securities available-for-sale, net of tax	(4,762)	(902)
Cash flow hedge, net of tax	1,232	472
Defined benefit pension and post-retirement plans, net of tax	(3,977)	(3,589)
Total	$(7,507)	$(4,019)

Effective January 1, 2018, the Company implemented ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, the FASB amended existing guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). In order to comply with this new ASU, the Company recorded an adjustment to the balance sheet of approximately $709 thousand that increased retained earnings and decreased accumulated other comprehensive loss.

Effective January 1, 2018, the Company implemented ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Under ASU 2016-01, equity securities, with certain exceptions, are to be measured at fair value with changes in fair value recognized in net income. In order to comply with this new ASU, the Company recorded a cumulative-effect adjustment to the balance sheet of approximately $55 thousand. As of March 31, 2018, the Company's equity securities had readily determinable fair values, and, prospectively, changes in fair value will be recognized in net income.

Note 9. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2018. The maximum number of shares of common stock or equivalents, which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2018 are approximately 668,000. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation – (continued)

Activity under the Company’s option plans as of and for the three months ended March 31, 2018 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2017	291,978	$6.18
Granted	-	-
Exercised	38,697	5.23
Forfeited/cancelled/expired	1,323	14.24
Outstanding at March 31, 2018	251,958	$6.28	1.91	$5,673,608
Exercisable at March 31, 2018	249,751	$6.21	1.88	$5,641,474

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount changes based on the fair market value of the Parent Corporation’s stock.

The below table represents information regarding restricted shares currently outstanding at March 31, 2018:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2017	103,078	$20.41
Granted	22,004	28.00
Vested	(57,668)	20.40
Forfeited/cancelled/expired	-	-
Nonvested at March 31, 2018	67,414	$22.70

As of March 31, 2018, there was approximately $1,430,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 1.25 years. A total of 23,282 and 56,164 restricted shares were granted during the three months ended March 31, 2018 and March 31, 2017, respectively.

At March 31, 2018, the specific number of shares related to performance unit awards that were expected to vest was approximately 151,000, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At March 31, 2018 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is approximately 227,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation – (continued)

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2017	151,194	226,791	$19.19
Awarded	19,614	29,421	31.35
Forfeited	-	-	-
Vested	(69,627)	-	19.46
Unearned at March 31, 2018	101,181	151,771	$21.11

At March 31, 2018, compensation cost of approximately $977,000 related to non-vested performance unit awards not yet recognized is expected to be recognized over a weighted-average period of 1.25 years. A total of 19,614 and 24,891 performance units were awarded during the three months ended March 31, 2018 and March 31, 2017, respectively. During the three months ended March 31, 2018, a total of 42,672 net shares were issued in satisfaction of earned performance units. The shares issued were calculated based on a net down of 26,955 shares to satisfy tax obligations created by vesting.

At March 31, 2018, the specific number of shares related to restricted stock unit awards that were expected to vest was approximately 29,423. Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be repurchased to satisfy the tax obligations of the recipient.

A summary of the status of unearned restricted share units and the change during the period is presented in the table below:

Weighted
Average Grant
	Units	Date Fair
	(expected)	Value
Unearned at December 31, 2017	-	$-
Awarded	29,423	31.35
Forfeited	-	-
Vested	-	-
Unearned at March 31, 2018	29,423	$31.35

At March 31, 2018, compensation cost of approximately $910,000 related to non-vested restricted stock unit awards, not yet recognized, is expected to be recognized over a weighted-average period of 2.96 years. A total of 29,423 and -0- restricted stock units were awarded during the three months ended March 31, 2018 and 2017, respectively.

Effective January 1, 2017, the Company implemented ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Included in income tax expenses for the three months ended March 31, 2018 and March 31, 2017 is a benefit of approximately $541 thousand and $133 thousand, respectively, which resulted from the effect of implementing ASU 2016-09.

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

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2018	2017
Service cost	$-	$-
Interest cost	107	119	Other components of net periodic pension expense
Expected return on plan assets	(191)	(160)	Other components of net periodic pension expense
Net amortization	91	103	Other components of net periodic pension expense
Total periodic pension cost	$7	$62

Effective January 1, 2018, the Company implemented ASU 2017-07, “Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under ASU 2017-07, the FASB requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The table above details the affected line items within the Consolidated Statements of Income related to the net periodic pension costs for the following periods.

This ASU is also required to be applied retrospectively to all periods presented. The following table summarizes the impact of retrospective application to the consolidated statement of condition for the three months ended March 31, 2017:

March 31,
(dollars in thousands)	2017
Other components of net periodic pension expense
As previously reported	$-
As reported under the new guidance	62

Salaries and employee benefits
As previously reported	$8,206
As reported under the new guidance	8,144

Contributions

The Company made a $2.0 million contribution during the three months ended March 31, 2018. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2018. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 11. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$695,032	2.07%	$670,077	1.76%

By remaining period to maturity:
Less than 1 year	$525,032	1.98%	$505,077	1.59%
1 year through less than 2 years	50,000	1.66%	35,000	1.60%
2 years through less than 3 years	75,000	2.92%	85,000	2.65%
3 years through less than 4 years	45,000	2.15%	45,000	2.15%
4 years through 5 years	-	-	-	-
Total FHLB borrowings	$695,032	2.07%	$670,077	1.76%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

One of the FHLB notes, $5.0 million due July 16, 2018, contains a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay this advance, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at March 31, 2018 were primarily collateralized by approximately $1.5 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At March 31, 2018 the Company had remaining borrowing capacity of approximately $762 million at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of OREO.

The Company using a modified retrospective transition approach determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2018 and 2017. Items outside of ASC 606 are noted as such.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017 (b)
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$202	$179
Other	155	169
Interchange income	143	173
Net gains on sales of loans (a)	17	21
Wire transfer fees (a)	72	58
Loan servicing fees (a)	23	30
Bank-owned life insurance (a)	774	703
Net gains on sales of securities (a)	-	1,596
Annuity and insurance income (a)	-	39
Other	21	34
Total noninterest income	$1,407	$3,002

(a)	Not within scope of ASC 606.
(b)	The Company elected the modified respective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Charges on Deposit Accounts: The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income: The Company earns interchange fees from debit and credit card holder transaction conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided by the cardholder.

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction prices is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2018 was 4.62%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at March 31, 2018 and December 31, 2017.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points. As of March 31, 2018, unamortized costs related to this debt issuance were approximately $407,000.

On January 11, 2018, the Parent Corporation issued $75.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes will bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of March 31, 2018, unamortized costs related to this debt issuance were approximately $1,438,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of March 31, 2018 and December 31, 2017:

Gross Amounts Not Offset
Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the		Cash or
		Statement of	Statement of	Financial	Financial
	Gross Amounts	Financial	Financial	Instruments	Instrument	Net
	Recognized	Condition	Condition	Recognized	Collateral	Amount
(dollars in thousands)
March 31, 2018
Assets:
Interest rate swaps	$1,714	$-	$1,714	$-	$-	$1,714
December 31, 2017
Assets:
Interest rate swaps	$798	$-	$798	$-	$-	$798

As of March 31, 2018 and December 31, 2017, there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2018 and December 31, 2017. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Allowance for Loan Losses and Related Provision: The allowance for loan losses (“ALLL”) represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the ALLL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, individual credit situation and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statements of condition.

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

Other-Than-Temporary Impairment of Securities Available-for-Sale: Securities available-for-sale are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.

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

Fair Value of Securities: FASB ASC 820-10-35 clarifies the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. The Company applies the guidance in FASB ASC 820-10-35 when determining fair value for the Company’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Goodwill: The Company adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise.

Income Taxes: The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2017 includes additional discussion on the accounting for income taxes.

Operating Results Overview

Net income for the three months ended March 31, 2018 was $4.3 million compared to $11.9 million for the comparable three-month period ended March 31, 2017. The Company’s diluted earnings per share were $0.13 for the three months ended March 31, 2018 as compared with diluted earnings per share of $0.37 for the comparable three-month period ended March 31, 2017. The decrease in net income and diluted earnings per share was primarily attributable to an increase in provision for loan losses, offset by an increase in net interest income and a decrease in income tax expenses. The increase in the provision for loan losses was attributable to the New York City taxi medallion loan portfolio. The decrease in income taxes was primarily attributable to less income before income tax expenses and a lower corporate tax rate, resulting from the Tax Cuts & Jobs Act of 2017 (“Tax Act”).

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

Fully taxable equivalent net interest income for the three months ended March 31, 2018 increased by $4.7 million, or 13.7%, from the comparable three-month period ended March 31, 2017, resulting from an increase in average interest-earning assets of 18.4%, primarily loans, offset by a contraction in the net interest margin of 14 basis-points to 3.26% from 3.40%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $0.2 million during the three months ended March 31, 2018 and $0.6 million during the comparable three-month period ended March 31, 2017. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.24% in the first quarter of 2018, contracting by 9 basis-points from the first quarter of 2017 adjusted net interest margin of 3.33%. The decrease in the adjusted net interest margin was primarily attributable the Company’s most recent, long-term subordinated debt issuance, the change in the taxable equivalent adjustment due to the Tax Act, and increased deposit rates, partially offset by higher rates earned on loans.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2018 and 2017, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2018			2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1)(2)	$441,563	$2,917	2.68%	$366,473	$3,015	3.34%
Total loans (2)(3)(4)	4,247,997	47,272	4.51	3,549,031	38,308	4.38
Federal funds sold and interest-bearing with banks	78,194	264	1.37	115,025	246	0.87
Restricted investment in bank stocks	31,699	485	6.21	22,795	330	5.87
Total interest-earning assets	4,799,453	50,938	4.30	4,053,324	41,899	4.19
Noninterest-earning assets:
Allowance for loan losses	(32,113)			(26,215)
Other noninterest-earning assets	321,483			354,598
Total assets	$5,088,823			$4,381,707

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,207,368	4,788	1.61	$963,976	3,091	1.30
Other interest-bearing deposits	1,815,122	2,900	0.65	1,706,991	2,018	0.47
Total interest-bearing deposits	3,022,490	7,688	1.03	2,670,967	5,109	0.76

Borrowings	630,117	2,926	1.88	442,595	1,985	1.82
Subordinated debentures (5)	115,182	1,674	5.89	54,548	808	6.01
Capital lease	2,622	40	6.03	2,752	41	6.04
Total interest-bearing liabilities	3,770,411	12,328	1.33	3,170,862	7,943	1.02

Demand deposits	724,471			655,597
Other liabilities	18,912			15,705
Total noninterest-bearing liabilities	743,383			671,302
Stockholders’ equity	575,029			539,543
Total liabilities and stockholders’ equity	$5,088,823			$4,381,707
Net interest income (tax-equivalent basis)		38,610			33,956
Net interest spread (6)			2.98%			3.17%
Net interest margin (7)			3.26%			3.40%
Tax-equivalent adjustment		(463)			(815)
Net interest income		$38,147			$33,141

(1)	Average balances are based on amortized cost and includes equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21% and 35% federal tax rates as of March 31, 2018 and March 31, 2017, respectively.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)

Average balances are net of debt issuance costs of $1,639 and $607 as of March 31, 2018 and March 31, 2017, respectively. Amortization expense related to debt issuance costs included in interest expense was $86 and $41 as of March 31, 2018 and March 31, 2017, respectively.

(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.4 million in the first quarter of 2018, compared with $3.0 million in the first quarter of 2017. Included in the $3.0 million for the first quarter of 2017 were net gains on sale of securities available-for-sale of $1.6 million. There were no net gains on sale of securities available-for-sale during the first quarter of 2018. The decrease of $1.6 million was therefore attributable to the net gains on sale of securities available-for-sale in the prior period.

Noninterest Expenses

Noninterest expenses totaled $17.1 million for the first quarter of 2018, compared with $18.2 million for the first quarter of 2017. The decrease of $1.1 million was mainly attributable to a valuation allowance adjustment on taxi medallion loans held-for-sale of $2.6 million that occurred during the prior year quarter, partially offset by increases in salaries and employee benefits of $1.5 million.

Income Taxes

Income tax expense was $0.4 million for the first quarter of 2018, compared to $12.7 million for the fourth quarter of 2017 and $4.9 million for the first quarter of 2017. Included in income tax expenses for the first quarter of 2018 was an income tax benefit of $0.5 million resulting from the effect of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Included in income tax expenses for the fourth quarter of 2017 was a $5.6 million DTA valuation estimated charge related to the Tax Act. At the present time, the Bank is projecting a 2018 effective tax rate of approximately 21%, exclusive of ASU 2016-09 benefits.

Financial Condition

Loan Portfolio

Commercial lending is the Company’s primary business activity. The Company’s loan portfolio consists of commercial, residential and consumer loans, serving a diverse client base in the Company’s market area. The composition of the Company’s portfolio remains relatively constant but can change due to factors such as the economic climate, the level and fluctuations in interest rates, real estate values and employment metrics. Organic growth (i.e., growth other than through mergers and acquisitions) is generated through business development, repeat client requests for new financings, penetration into existing markets and entry into new markets.

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

					Amount
	March 31, 2018		December 31, 2017		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$811,859	19.3%	$824,082	19.7%	$(12,223)
Commercial real estate	2,632,965	62.6	2,592,909	62.1	40,056
Commercial construction	479,190	11.4	483,216	11.6	(4,026)
Residential real estate	278,985	6.6	271,795	6.5	7,190
Consumer	2,461	0.1	2,808	0.1	(347)
Gross loans	$4,205,460	100.0%	$4,174,810	100.0%	$30,650

At March 31, 2018, gross loans totaled $4.2 billion, an increase of $31 million, or 0.7%, as compared to December 31, 2017. Net loan growth was primarily attributable to increases in commercial real estate ($40 million) and residential real estate ($7 million) secured loans, offset by a decrease in commercial ($12 million) and construction ($4 million) loans. The decrease in commercial loans includes a $17 million charge against the taxi medallion loan portfolio. Excluding this charge, commercial loans increased by $5 million.

At March 31, 2018, acquired loans remaining in the loan portfolio totaled $0.4 billion, compared to $0.5 billion as of December 31, 2017.

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

At March 31, 2018, the ALLL was $32.5 million as compared to $31.7 million at December 31, 2017. The provision for loan losses for the three months ended March 31, 2018 was $17.8 million, compared to $1.1 million for the three months ended March 31, 2017. The increase in the provision for loan losses was primarily attributable to $17.0 million of provision related to the taxi medallion loan portfolio.

There were $17.0 million in net charge-offs during the three months ended March 31, 2018, compared to $57 thousand in net recoveries during the three months ended March 31, 2017. The increase in charge-offs during the first quarter of 2018 is attributable to a $17.0 million charge-off related to the taxi medallion loan portfolio. The $17.0 million charge-off was a result of decreases in transfer values as reported by the New York City Taxi and Limousine Commission, as well as a reduction in the Company’s cash flow valuation model. The ALLL as a percentage of loans receivable amounted to 0.77% at March 31, 2018 compared to 0.76% at December 31, 2017 and 0.75 % at March 31, 2017.

The level of the allowance for the respective periods of 2018 and 2017 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2018 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Average loans receivable at end of period	$4,223,231	$3,483,171

Analysis of the ALLL:
Balance - beginning of quarter	$31,748	$25,744
Charge-offs:
Commercial-taxi medallion loans	(17,000)	-
Commercial-other	(20)	-
Commercial real estate	-	(71)
Residential real estate	(18)	-
Consumer	-	(1)
Total charge-offs	(17,038)	(72)
Recoveries:
Commercial-other	19	126
Commercial real estate	-	3
Total recoveries	19	129
Net recoveries (charge-offs)	(17,019)	57
Provision for loan and losses	17,800	1,100
Balance - end of period	$32,529	$26,901
Ratio of annualized net charge-offs during the period to average loans receivable during the period	1.63%	(0.01)%

Loans receivable	$4,202,679	$3,571,663
ALLL as a percentage of loans receivable	0.77%	0.75%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccrual loans	$50,036	$65,613
OREO	1,076	538
Total nonperforming assets (1)	$51,112	$66,151

Performing TDRs	$14,349	$14,920
Loans 90 days or greater past due and still accruing (non-PCI)	-	-
Loans 90 days or greater past due and still accruing (PCI)	$428	$1,664

(1)	Nonperforming assets are defined as nonaccrual loans and other real estate owned.

Nonaccrual loans to total loans receivable	1.19%	1.57%
Nonperforming assets to total assets	0.99%	1.29%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.57%	1.97%

The decrease in nonaccruals from the year-end 2017 was mainly attributable to a $17.0 million charge-off, related to the taxi medallion loan portfolio (which is included in the Commercial loan segment).

Investment Securities

As of March 31, 2018, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset-backed securities and equity securities.

As of March 31, 2018, average securities increased $75.1 million to approximately $441.6 million, or 9.2% of average interest-earning assets, from approximately $366.5 million, or 9.0% of average interest-earning assets, for the comparable period in 2017.

At March 31, 2018, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $4.8 million as compared with net unrealized gains of $0.9 million at December 31, 2017. The decrease in unrealized gains is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2018 and December 31, 2017, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of March 31, 2018, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.24%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.55%. As of December 31, 2017, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.31%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.40%.

Based on our model, which was run as of March 31, 2018, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.51%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.33%. As of December 31, 2017, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.16%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.41%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2018, would decline by 14.15% with an instantaneous rate shock of up 200 basis points, and increase by 4.08% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2017, would decline by 12.83% with an instantaneous rate shock of up 200 basis points, and increase by 4.02% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII as of March 31, 2018.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$439,718	$(121,381)	(21.63)	+300	$157,509	$2,393	1.54
+200	481,692	(79,407)	(14.15)	+200	157,032	1,916	1.24
+100	524,354	(36,745)	(6.55)	+100	156,477	1,361	0.88
0	561,099	-	0.0	0	155,116	-	0.0
-100	584,010	22,911	4.08	-100	152,714	(2,402)	(1.55)

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

At March 31, 2018, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2018, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $397.6 million, which represented 7.7% of total assets and 8.9% of total deposits and borrowings, compared to $423.4 million, which represented 8.3% of total assets and 9.5% of total deposits and borrowings as of December 31, 2017.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2018, had the ability to borrow $1.5 billion. In addition, at March 31, 2018, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $8.3 million. At March 31, 2018, the Bank had aggregate available and unused credit of approximately $770 million, which represents the aforementioned facilities totaling $1.5 billion net of $745 million in outstanding borrowings and letters of credit. At March 31, 2018, outstanding commitments for the Bank to extend credit were approximately $679 million.

Cash and cash equivalents totaled $142.8 million at March 31, 2018, decreasing by $6.8 million from $149.6 million at December 31, 2017. Operating activities provided $20.2 million in net cash. Investing activities used $77.8 million in net cash, primarily reflecting an increase in loans and net cash flow from the securities portfolio. Financing activities provided $50.8 million in net cash, primarily reflecting a net decrease of $45.5 million in deposits, increase of subordinated notes of $73.5 million and net proceeds from FHLB advances of $25.0 million.

Deposits

Total deposits decreased by $45.5 million, or 1.2%, to $3.7 billion at March 31, 2018 from December 31, 2017. The decrease was primarily attributable to decreases in interest-bearing demand, noninterest-bearing demand and money market deposits, offset by increases in time deposits and savings. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	March 31, 2018		December 31, 2017		(Decrease)
	Amount	%	Amount	%	2018 vs. 2017
	(dollars in thousands)
Demand, noninterest-bearing	$739,174	19.7%	$776,843	20.5%	$(37,669)
Demand, interest-bearing	612,233	16.3	636,339	16.8	(24,106)
Money market	972,298	25.9	1,033,525	27.2	(61,227)
Savings	170,228	4.6	168,452	4.4	1,776
Time	1,255,654	33.5	1,179,969	31.1	75,685
Total deposits	$3,749,587	100.0%	$3,795,128	100.0%	$(45,541)

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate at March 31, 2018 was 4.62%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank and to repay $11.25 million of SBLF preferred issued to the U.S. Treasury on March 11, 2016. Remaining funds were used for general corporate purposes. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $564 million at March 31, 2018, a decrease of $1.2 million from December 31, 2017. The decrease in stockholders’ equity was primarily attributable to an increase of $2 million in retained earnings, offset by increases in other comprehensive losses of $3 million. As of March 31, 2018, the Company’s tangible common equity ratio and tangible book value per share were 8.31% and $12.93, respectively. As of December 31, 2017, the tangible common equity ratio and tangible book value per share were 8.41% and $13.01, respectively. Total goodwill and other intangible assets were approximately $148 million as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
	(dollars in thousands, except for share and per
	share data)
Stockholders’ equity	$564,266	$565,437
Less: Goodwill and other intangible assets	148,104	148,273
Tangible common stockholders’ equity	$416,162	$417,164

Common stock outstanding at period end	32,175,233	32,071,860

Book value per common share	$17.54	$17.63
Less: Goodwill and other intangible assets	4.61	4.62
Tangible book value per common share	$12.93	$13.01

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2018 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$427,475	8.65%	$197,745	4.00%	N/A	N/A
CET I risk-based ratio	422,320	9.14	208,007	4.50	N/A	N/A
Tier 1 risk-based capital	427,475	9.25	277,343	6.00	N/A	N/A
Total risk-based capital	585,004	12.66	369,790	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$504,086	10.20%	$197,700	4.00%	$247,125	5.00%
CET I risk-based ratio	504,086	10.91	207,996	4.50	300,439	6.50
Tier 1 risk-based capital	504,086	10.91	277,328	6.00	369,771	8.00
Total risk-based capital	568,865	12.31	369,771	8.00	462,213	10.00

N/A - not applicable

As of March 31, 2018, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. When fully phased in on January 1, 2019, each of the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. The implementation of this capital conservation buffer began on January 1, 2016 at a level of 0.625%, and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of March 31, 2018 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 1.38% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.43% above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
4.1	Indenture, dated as of January 17, 2018, between the Company and U.S. Bank, National Association, as Trustee. (1)
4.2	First Supplemental Indenture, dated as of January 17, 2018, between the Company and U.S. Bank National Association, as Trustee. (1)
31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Registrant’s Current Report on Form 8-K files January 17, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: May 4, 2018		Date: May 4, 2018

