Form 10-Q
period 2018-06-30
ConnectOne Bancorp, Inc.
filed 2018-08-07
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: (Title of Class)	32,184,173 shares (Outstanding as of August 7, 2018)

Item 1. Financial Statements

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(in thousands, except for share data)	2018	2017
	(unaudited)
ASSETS
Cash and due from banks	$56,931	$52,565
Interest-bearing deposits with banks	119,238	97,017
Cash and cash equivalents	176,169	149,582

Securities available-for-sale	400,015	435,284
Equity securities	11,559	-

Loans held-for-sale	-	24,845

Loans receivable	4,360,854	4,171,456
Less: Allowance for loan losses	33,594	31,748
Net loans receivable	4,327,260	4,139,708

Investment in restricted stock, at cost	32,441	33,497
Bank premises and equipment, net	20,389	21,659
Accrued interest receivable	16,754	15,470
Bank owned life insurance	112,275	111,311
Other real estate owned	1,076	538
Goodwill	145,909	145,909
Core deposit intangibles	2,027	2,364
Other assets	29,494	28,275
Total assets	$5,275,368	$5,108,442
LIABILITIES
Deposits:
Noninterest-bearing	$765,150	$776,843
Interest-bearing	3,140,260	3,018,285
Total deposits	3,905,410	3,795,128
Borrowings	628,995	670,077
Subordinated debentures (net of debt issuance costs of $1,763 and $456, respectively)	128,392	54,699
Other liabilities	34,014	23,101
Total liabilities	4,696,811	4,543,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 5,000,000 shares; issued -0- share of Series B preferred stock at June 30, 2018 and December 31, 2017; outstanding -0- shares at June 30, 2018 and December 31, 2017; liquidation value of $-0- at June 30, 2018 and December 31, 2017	-	-
Common stock, no par value, authorized 50,000,000 shares; issued 34,247,969 shares at June 30, 2018 and 34,135,782 at December 31, 2017; outstanding 32,184,047 shares at June 30, 2018 and 32,071,860 at December 31, 2017	412,546	412,546
Additional paid-in capital	13,756	13,602
Retained earnings	177,619	160,025
Treasury stock, at cost (2,063,922 common shares at June 30, 2018 and December 31, 2017)	(16,717)	(16,717)
Accumulated other comprehensive loss	(8,647)	(4,019)
Total stockholders’ equity	578,557	565,437
Total liabilities and stockholders’ equity	$5,275,368	$5,108,442

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$49,494	$40,632	$96,519	$78,638
Interest and dividends on investment securities:
Taxable	2,150	1,799	4,037	3,347
Tax-exempt	778	831	1,592	1,785
Dividends	502	290	987	620
Interest on federal funds sold and other short-term investments	160	139	424	385
Total interest income	53,084	43,691	103,559	84,775
Interest expense
Deposits	9,169	5,495	16,857	10,604
Borrowings	4,970	3,095	9,610	5,929
Total interest expense	14,139	8,590	26,467	16,533
Net interest income	38,945	35,101	77,092	68,242
Provision for loan losses	1,100	1,450	18,900	2,550
Net interest income after provision for loan losses	37,845	33,651	58,192	65,692
Noninterest income
Income on bank owned life insurance	775	714	1,549	1,417
Net gains on sale of loans held-for-sale	12	49	29	70
Deposit, loan and other income	601	659	1,217	1,341
Net gains on sales of securities available-for-sale	-	-	-	1,596
Total noninterest income	1,388	1,422	2,795	4,424
Noninterest expenses
Salaries and employee benefits	9,729	8,569	19,401	16,713
Occupancy and equipment	2,031	1,991	4,174	4,246
FDIC insurance	765	815	1,615	1,710
Professional and consulting	825	734	1,548	1,452
Marketing and advertising	337	289	544	545
Data processing	1,091	1,149	2,239	2,298
Amortization of core deposit intangible	169	193	338	386
Other components of net periodic pension expense	7	63	14	125
Increase in valuation allowance, loans held-for-sale	-	9,725	-	12,325
Change in fair value of equity securities	47	-	168	-
Other expenses	2,107	1,775	4,126	3,752
Total noninterest expenses	17,108	25,303	34,167	43,552
Income before income tax expense	22,125	9,770	26,820	26,564
Income tax expense	4,598	2,087	5,042	7,001
Net income	$17,527	$7,683	$21,778	$19,563

Earnings per common share:
Basic	$0.54	$0.24	$0.68	$0.61
Diluted	0.54	0.24	0.67	0.60

Dividends per common share	$0.075	$0.075	$0.150	$0.150

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$17,527	$7,683	$21,778	$19,563
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(1,780)	224	(6,799)	913
Tax effect	445	(88)	1,737	(356)
Net of tax	(1,335)	136	(5,062)	557
Reclassification adjustment for realized gains included in net income	-	-	-	(1,596)
Tax effect	-	-	-	579
Net of tax	-	-	-	(1,017)
Unrealized gains (losses) on cash flow hedges	178	(203)	1,094	(43)
Tax effect	(49)	82	(307)	17
Net of tax	129	(121)	787	(26)
Unrealized pension plan gains and losses:
Unrealized pension plan losses before reclassifications	-	-	236	(2)
Tax effect	-	-	(67)	1
Net of tax	-	-	169	(1)
Reclassification adjustment for amortization included in net income	92	103	183	206
Tax effect	(26)	(42)	(51)	(84)
Net of tax	66	61	132	122
Total other comprehensive (loss) income	(1,140)	76	(3,974)	(365)

Total comprehensive income	$16,387	$7,759	$17,804	$19,198

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(dollars in thousands, except for per share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	19,563	-	-	19,563
Other comprehensive loss, net of tax	-	-	-	-	-	(365)	(365)
Cash dividends declared on common stock ($0.150 per share)	-	-	-	(4,847)	-	-	(4,847)

Stock issuance costs	-	(180)	-	-	-	-	(180)
Exercise of stock options (10,846 shares)	-	-	118	-	-	-	118
Restricted stock grants (56,164 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	852	-	-	-	852

Balance as of June 30, 2017	$-	$412,546	$12,377	$141,178	$(16,717)	$(3,211)	$546,173

Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437
Reclassification of stranded tax effects (ASU 2018-02) (see Note 8)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01 (see Note 8)	-	-	-	(55)	-	55	-
Net income	-	-	-	21,778	-	-	21,778
Other comprehensive loss, net of tax	-	-	-	-	-	(3,974)	(3,974)
Cash dividends declared on common stock ($0.150 per share)	-	-	-	(4,838)	-	-	(4,838)
Exercise of stock options (46,497 shares)	-	-	252	-	-	-	252
Restricted stock grants (23,018 shares)	-	-	-	-	-	-	-
Net performance units issued (42,672 shares)	-	-	(819)	-	-	-	(819)

Stock-based compensation expense	-	-	721	-	-	-	721

Balance as of June 30, 2018	$-	$412,546	$13,756	$177,619	$(16,717)	$(8,647)	$578,557

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$21,778	$19,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,536	1,548
Provision for loan losses	18,900	2,550
Increase in valuation allowance	-	12,325
Amortization of intangibles	338	386
Net accretion of loans	(806)	(846)
Accretion on bank premises	(33)	(41)
Accretion on deposits	(31)	(12)
Accretion on borrowings	(82)	(107)
Stock-based compensation expense	(98)	852
Gains on sales of investment securities, net	-	(1,596)
Loss on equity securities, net	168	-
Gains on sales of loans held-for-sale, net	(29)	(70)
Gains on sales of fixed assets, net	-	(8)
Loans originated for resale	(1,498)	(3,891)
Proceeds from sale of loans held-for sale	1,897	8,979
Net loss on sale of other real estate owned	-	82
Increase in cash surrender value of bank owned life insurance	(964)	(1,417)
Amortization of premiums and accretion of discounts on investments securities, net	1,832	1,078
Amortization of subordinated debt issuance costs	168	82
Increase in accrued interest receivable	(1,284)	(229)
(Increase) decrease in other assets	(126)	4,787
Increase in other liabilities	12,633	4,026
Net cash provided by operating activities	54,299	48,041
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(60,595)	(117,857)
Sales	-	29,543
Maturities, calls and principal repayments	75,506	39,313
Net (purchases) redemptions of restricted investment in bank stocks	1,056	(7,842)
Payments on loans held-for-sale	159	2,379
Net increase in loans	(181,868)	(278,208)
Proceeds from sales of fixed assets	-	8
Purchases of premises and equipment	(233)	(1,062)
Proceeds from sale of other real estate owned	-	544
Net cash used in investing activities	(165,975)	(333,182)
Cash flows from financing activities
Net increase in deposits	110,313	86,114
Increase in subordinated debentures	73,525	-
Advances of Federal Home Loan Bank (“FHLB”) borrowings	863,000	425,000
Repayments of FHLB borrowings	(904,000)	(260,000)
Repayment of repurchase agreement	-	(15,000)
Cash dividends paid on common stock	(4,827)	(4,802)
Common stock issuance costs	-	(180)
Proceeds from exercise of stock options	252	118
Net cash provided by financing activities	138,263	231,250
Net change in cash and cash equivalents	26,587	(53,891)
Cash and cash equivalents at beginning of period	149,582	200,399
Cash and cash equivalents at end of period	$176,169	$146,508
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$25,055	$14,643
Income taxes	1,497	3,065
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$538	$580
Transfer of loans held-for-investment to loans held-for-sale	21,236	-
Transfer of loans held-for-sale to held-for-investment	45,552	7,159

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-one other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrower’s business, real estate rental and consumer wages.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other interim period. The Company’s 2017 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Note 2. New Authoritative Accounting Guidance

ASU 2018-10, “Codification Improvements to Topic 842, Leases.”  These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. We believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

ASU 2018-09, “Codification Improvements.” These amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Subtopic 220-10, Income Statement-Reporting Comprehensive Income-Overall; Subtopic 470-50, Debt-Modifications and Extinguishments; Subtopic 480-10, Distinguishing Liabilities from Equity-Overall; Subtopic 718-740, Compensation-Stock Compensation-Income Taxes; Subtopic 805-740, Business Combinations-Income Taxes; Subtopic 815-10, Derivatives and Hedging-Overall; Subtopic 820-10, Fair Value Measurement-Overall; Subtopic 940-405, Financial Services-Brokers and Dealers-Liabilities; and Subtopic 962-325, Plan Accounting-Defined Contribution Pension Plans-Investments-Other. 'The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands, except for per share data)
	2018	2017	2018	2017
Income attributable to common stock	$17,490	$7,659	$21,724	$19,499
Earnings allocated to participating securities	37	24	54	64
Net income	$17,527	$7,683	$21,778	$19,563
Weighted average common shares outstanding, including participating securities	32,134	32,008	32,106	31,991
Weighted average participating securities	(20)	(102)	(38)	(105)
Weighted average common shares outstanding	32,114	31,906	32,068	31,886
Incremental shares from assumed conversions of options, performance units and restricted shares	207	350	208	347
Weighted average common and equivalent shares outstanding	32,321	32,256	32,276	32,233

Earnings per common share:
Basic	$0.54	$0.24	$0.68	$0.61
Diluted	0.54	0.24	0.67	0.60

There were no antidilutive share equivalents as of June 30, 2018 and June 30, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale

Securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2018 and December 31, 2017. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following table summarizes the amortized cost and fair value of securities available-for-sale at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018	(dollars in thousands)
Investment securities available-for-sale
Federal agency obligations	$52,588	$20	$(1,124)	$51,484
Residential mortgage pass-through securities	184,639	135	(4,671)	180,103
Commercial mortgage pass-through securities	3,987	-	(94)	3,893
Obligations of U.S. states and political subdivisions	125,885	1,003	(3,259)	123,629
Corporate bonds and notes	27,802	104	(442)	27,464
Asset-backed securities	10,889	61	(4)	10,946
Certificates of deposit	420	4	-	424
Other securities	2,072	-	-	2,072
Total securities available-for-sale	$408,282	$1,327	$(9,594)	$400,015

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017	(dollars in thousands)
Investment securities available-for-sale
Federal agency obligations	$56,297	$141	$(416)	$56,022
Residential mortgage pass-through securities	183,509	330	(1,948)	181,891
Commercial mortgage pass-through securities	4,054	3	(3)	4,054
Obligations of U.S. states and political subdivisions	130,723	1,739	(1,334)	131,128
Trust preferred securities	4,577	205	(111)	4,671
Corporate bonds and notes	29,801	163	(271)	29,693
Asset-backed securities	12,021	66	(37)	12,050
Certificates of deposit	621	4	-	625
Equity securities	11,843	235	(350)	11,728
Other securities	3,422	-	-	3,422
Total securities available-for-sale	$436,868	$2,886	$(4,470)	$435,284

Effective January 1, 2018, the Company implemented ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Under ASU 2016-01, equity securities, with certain exceptions, are to be measured at fair value with changes in fair value recognized in net income. As of June 30, 2018, the Company began separately presenting equity securities with readily determinable fair values on the Statements of Condition within the “Equity securities” caption. Net unrealized losses recognized on equity securities with readily determinable fair values for the three and six months ended as of June 30, 2018 were $47 thousand and $168 thousand, respectively.

Investment securities having a carrying value of approximately $165.9 million and $157.8 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following table presents information for investments in securities available-for-sale at June 30, 2018, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	June 30, 2018
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$6,817	$6,810
Due after one year through five years	33,357	33,125
Due after five years through ten years	31,599	31,918
Due after ten years	145,811	142,094
Residential mortgage pass-through securities	184,639	180,103
Commercial mortgage pass-through securities	3,987	3,893
Other securities	2,072	2,072
Total securities available-for-sale	$408,282	$400,015

Gross gains and losses from the sales, calls and maturities of securities for periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Proceeds	$-	$-	$-	$29,543

Gross gains on sales of securities	-	-	-	1,596
Gross losses on sales of securities	-	-	-	-
Net gains on sales of securities	-	-	-	1,596
Less: tax provision on net gains	-	-	-	(579)

Net gains on sales of securities, after tax	$-	$-	$-	$1,017

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 157 and 112 securities as of June 30, 2018 and December 31, 2017, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not OTTI at June 30, 2018.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Federal agency obligation	$47,925	$(1,125)	$37,267	$(708)	$10,658	$(417)
Residential mortgage pass-through securities	172,308	(4,672)	113,673	(2,280)	58,635	(2,392)
Commercial mortgage pass-through securities	3,893	(94)	3,893	(94)	-	-
Obligations of U.S. states and political subdivisions	65,916	(3,258)	30,625	(832)	35,291	(2,426)
Corporate bonds and notes	15,653	(441)	11,012	(122)	4,641	(319)
Asset-backed securities	2,821	(4)	924	-	1,897	(4)
Certificates of Deposit	101	-	101	-	-	-
Total temporarily impaired securities	$308,617	$(9,594)	$197,495	$(4,036)	$111,122	$(5,558)

	December 31, 2017
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$39,813	$(416)	$28,407	$(213)	$11,406	$(203)
Residential mortgage pass-through securities	148,574	(1,948)	117,556	(1,146)	31,018	(802)
Commercial mortgage pass-through securities	1,198	(3)	1,198	(3)	-	-
Obligations of U.S. states and political subdivisions	57,685	(1,334)	17,909	(246)	39,776	(1,088)
Trust preferred securities	1,469	(111)	-	-	1,469	(111)
Corporate bonds and notes	11,074	(271)	1,965	(21)	9,109	(250)
Asset-backed securities	7,428	(37)	993	(2)	6,435	(35)
Equity securities	11,116	(350)	-	-	11,116	(350)
Total Temporarily Impaired Securities	$278,357	$(4,470)	$168,028	$(1,631)	$110,329	$(2,839)

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

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2018, December 31, 2017 and June 30, 2017 are presented in the following table.

	June 30,	December 31,	June 30,
	2018	2017	2017
	(dollars in thousands)
Notional amount	$100,000	$100,000	$100,000
Weighted average pay rates	1.68%	1.66%	1.58%
Weighted average receive rates	1.99%	1.23%	1.08
Weighted average maturity	1.9 years	2.4 years	3.1 years

Fair value	$1,893	$798	$45

Interest expense recorded on these swap transactions totaled approximately $148,000 and $153,000 for the three and six months ended June 30, 2018, respectively, and $124,000 and $232,000 for the three and six months ended June 30, 2017, respectively.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Six Months Ended June 30, 2018
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$1,094	$-	$-

Six Months Ended June 30, 2017
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(43)	$-	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$100,000	$1,893	$100,000	$798

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans receivable - The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$853,629	$824,082
Commercial real estate	2,717,644	2,592,909
Commercial construction	498,607	483,216
Residential real estate	288,449	271,795
Consumer	5,637	2,808
Gross loans	4,363,966	4,174,810
Net deferred loan fees	(3,112)	(3,354)
Total loans receivable	$4,360,854	$4,171,456

At June 30, 2018 and December 31, 2017, loan balances of approximately $2.2 billion and $1.9 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial real estate	$-	$24,475
Increase in valuation allowance	-	370
Total carrying amount	$-	$24,845

Valuation allowance - The following table sets forth the composition of the Company’s valuation allowance within the loans held-for-sale portfolio during the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands)
Balance at April 1,	$-	$2,600
Increase in valuation allowance	-	9,725
Balance at June 30,	$-	$12,325

	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands)
Balance at January 1,	$-	$-
Residential real estate	-	12,325
Balance at June 30,	$-	$12,325

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Purchased Credit-Impaired Loans: The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$2,629	$2,683

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during either the three or six months ended June 30, 2018 and June 30, 2017. There were no reversals from the allowance for loan losses during the three and six months ended June 30, 2018 and June 30, 2017.

The following table presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for three and six months ended June 30, 2018 and June 30, 2017:

	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands)
Balance at April 1,	$1,322	$2,674
Accretion of income	(63)	(178)
Balance at June 30,	$1,259	$2,496

	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands)
Balance at January 1,	$1,387	$2,860
Accretion of income	(128)	(364)
Balance at June 30,	$1,259	$2,496

Loans Receivable on Nonaccrual Status - The following table sets forth the composition of the Company’s nonaccrual loans as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$29,205	$47,363
Commercial real estate	15,657	12,757
Residential real estate	4,853	5,493
Total nonaccrual loans	$49,715	$65,613

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

The decrease in nonaccruals from the year-end 2017 was mainly attributable to a $17.0 million charge-off, related to the taxi medallion loan portfolio (which is included in the Commercial loan segment) that took place during the first quarter of 2018. The taxi medallion loan portfolio was classified as substandard and impaired as of June 30, 2018 and December 31, 2017.

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

Credit Quality Indicators - The following table presents information, excluding loans held-for-sale and net deferred loan fees, about the Company’s loan credit quality at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$806,912	$13,301	$33,416	$-	$853,629
Commercial real estate	2,671,130	16,376	30,138	-	2,717,644
Commercial construction	491,007	3,167	4,433	-	498,607
Residential real estate	282,784	-	5,665	-	288,449
Consumer	5,609	-	28	-	5,637
Gross loans	$4,257,442	$32,844	$73,680	$-	$4,363,966

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$767,020	$3,764	$53,298	$-	$824,082
Commercial real estate	2,534,973	34,335	23,601	-	2,592,909
Commercial construction	475,066	5,521	2,629	-	483,216
Residential real estate	266,163	-	5,632	-	271,795
Consumer	2,767	-	41	-	2,808
Gross loans	$4,045,989	$43,620	$85,201	$-	$4,174,810

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$31,301	$91,966
Commercial real estate	23,354	23,477
Commercial construction	7,600	7,600
Residential real estate	2,528	2,811
Consumer	-	-
Total	$64,783	$125,854

With an allowance recorded
Commercial real estate	$8,539	$8,539	$672

Total
Commercial	$31,301	$91,966	$-
Commercial real estate	31,893	32,016	672
Commercial construction	7,600	7,600	-
Residential real estate	2,528	2,811	-
Consumer	-	-	-
Total (including allowance)	$73,322	$134,393	$672

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$49,761	$101,066
Commercial real estate	23,905	23,976
Commercial construction	6,662	6,662
Residential real estate	3,203	3,442
Consumer	-	-
Total	$83,531	$135,146

With an allowance recorded
Commercial real estate	$1,133	$1,133	$39

Total
Commercial	$49,761	$101,066	$-
Commercial real estate	25,038	25,109	39
Commercial construction	6,662	6,662	-
Residential real estate	3,203	3,442	-
Consumer	-	-	-
Total (including allowance)	$84,664	$136,279	$39

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Impaired loans (no allowance)
Commercial	$38,770	$35	$3,209	$42	$42,056	$66	$3,230	$81
Commercial real estate	23,422	127	15,456	97	23,504	370	14,526	203
Commercial construction	9,225	176	4,263	69	9,845	295	4,266	152
Residential real estate	2,569	-	1,200	2	2,599	-	1,210	4
Consumer	-	-	54	-	-	-	56	1
Total	$73,986	$338	$24,182	$210	$78,004	$731	$23,288	$441

Impaired loans (allowance):
Commercial real estate	$8,544	$11	$1,933	$33	$8,548	$23	$1,941	$38

Total impaired loans:
Commercial	$38,770	$35	$3,209	$42	$42,056	$66	$3,230	$81
Commercial real estate	31,966	138	17,389	130	32,052	393	16,467	241
Commercial construction	9,225	176	4,263	69	9,845	295	4,266	152
Residential mortgage	2,569	-	1,200	2	2,599	-	1,210	4
Consumer	-	-	54	-	-	-	56	1

Total	$82,530	$349	$26,115	$233	$86,552	$754	$25,229	$479

Included in impaired loans at June 30, 2018 and December 31, 2017 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the aging of gross loans (excluding loans held-for-sale) that are past due at June 30, 2018 and December 31, 2017 by segment:

Aging Analysis

	June 30, 2018
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$252	$122	$437	$29,205	$30,016	$823,613	$853,629
Commercial real estate	326	5,307	-	15,657	21,290	2,696,354	2,717,644
Commercial construction	-	-	-	-	-	498,607	498,607
Residential real estate	-	69	-	4,853	4,922	283,527	288,449
Consumer	-	6	-	-	6	5,631	5,637
Total	$578	$5,504	$437	$49,715	$56,234	$4,307,732	$4,363,966

	December 31, 2017
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,708	$183	$1,664	$47,363	$50,918	$773,164	$824,082
Commercial real estate	545	1,475	-	12,757	14,777	2,578,132	2,592,909
Commercial construction	-	-	-	-	-	483,216	483,216
Residential real estate	1,578	-	-	5,493	7,071	264,724	271,795
Consumer	18	-	-	-	18	2,790	2,808
Total	$3,849	$1,658	$1,664	$65,613	$72,784	$4,102,026	$4,174,810

Included in the 90 days or greater past due and still accruing category as of both June 30, 2018 and December 31, 2017 is one purchased credit-impaired loan, net of its fair value marks, which accretes income per its valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated credit quality, and the related portion of the allowance for loan losses (“ALLL”) that are allocated to each loan portfolio segment:

	June 30, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$672	$-	$-	$-	$-	$672
Collectively evaluated for impairment	8,760	16,399	4,812	1,167	3	431	31,572
Acquired portfolio	200	1,150	-	-	-	-	1,350
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,960	$18,221	$4,812	$1,167	$3	$431	$33,594

Gross loans
Individually evaluated for impairment	$31,301	$31,893	$7,600	$2,528	$-		$73,322
Collectively evaluated for impairment	809,832	2,391,316	491,007	237,726	5,233		3,935,114
Acquired portfolio	9,867	294,435	-	48,195	404		352,901
Acquired with deteriorated credit quality	2,629	-	-	-	-		2,629
Total	$853,629	$2,717,644	$498,607	$288,449	$5,637		$4,363,966

	December 31, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$39	$-	$-	$-	$-	$39
Collectively evaluated for impairment	8,032	15,472	4,747	1,051	2	605	29,909
Acquired portfolio	200	1,600	-	-	-	-	1,800
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,232	$17,111	$4,747	$1,051	$2	$605	$31,748

Gross loans
Individually evaluated for impairment	$49,761	$25,038	$6,662	$3,203	$-		$84,664
Collectively evaluated for impairment	757,923	2,190,686	476,554	212,350	2,338		3,639,851
Acquired portfolio	13,715	377,185	-	56,242	470		447,612
Acquired with deteriorated credit quality	2,683	-	-	-	-		2,683
Total	$824,082	$2,592,909	$483,216	$271,795	$2,808		$4,174,810

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

A summary of the activity in the ALLL is as follows:

	Three Months Ended June 30, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at March 31, 2018	$8,550	$17,435	$4,772	$1,109	$2	$661	$32,529

Charge-offs	(46)	-	-	-	(1)	-	(47)

Recoveries	12	-	-	-	-	-	12

Provision for loan losses	444	786	40	58	2	(230)	1,100

Balance at June 30, 2018	$8,960	$18,221	$4,812	$1,167	$3	$431	$33,594

	Three Months Ended June 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at March 31, 2017	$6,667	$14,118	$4,574	$1,008	$3	$531	$26,901

Charge-offs	-	-	-	-	(10)	-	(10)

Recoveries	15	45	-	-	-	-	60

Provision	556	1,226	(333)	(23)	9	15	1,450

Balance at June 30, 2017	$7,238	$15,389	$4,241	$985	$2	$546	$28,401

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

	Six Months Ended June 30, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

Charge-offs	(17,066)	-	-	(18)	(1)	-	(17,085)

Recoveries	31	-	-	-	-	-	31

Provision	17,762	1,109	65	135	3	(174)	18,900

Balance at June 30, 2018	$8,960	$18,221	$4,812	$1,167	$3	$431	$33,594

	Six Months Ended June 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Charge-offs	-	(71)	-	-	(11)	-	(82)

Recoveries	141	48	-	-	-	-	189

Provision	465	2,829	(548)	27	10	(233)	2,550

Balance at June 30, 2017	$7,238	$15,389	$4,241	$985	$2	$546	$28,401

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

The following table presents a rollforward of TDRs and the related changes to the allowance for loan losses (“ALLL”) that occurred for the periods presented:

	Six Months Ended		Year Ended
	June 30, 2018		December 31, 2017
	(dollars in thousands)
	Recorded		Recorded
	Investment	ALLL	Investment	ALLL
Troubled Debt Restructurings

Beginning balance	$20,518	$-	$13,818	$-
Additions	17,966	147	10,378	-
Payoffs/paydowns	(4,848)	-	(3,098)	-
Transfers	-	-	(580)	-
Other	-	(125)	-	-
Ending balance	$33,636	$22	$20,518	$-

TDRs totaled $33.6 million at June 30, 2018, of which $20.8 million were on nonaccrual status and $12.8 million were performing under restructured terms. At December 31, 2017, TDRs totaled $20.5 million, of which $5.6 million were on nonaccrual status and $14.9 million were performing under restructured terms. TDRs as of June 30, 2018 increased the ALLL during the three and six months ended June 30, 2018 by $-0- thousand and $147 thousand, respectively. During the three months ended June 30, 2018, one commercial construction loan and one commercial real estate loan showed collateral improvement, resulting in approximately $125 thousand reduction in specific reserve allocations. There were no charge-offs in connection with a loan modification at the time of modification during the three and six months ended June 30, 2018. There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2018.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2018 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	30	$15,613	$15,613
Commercial real estate	1	60	60
Commercial construction	2	1,839	1,839
Residential	2	454	454

Total	35	$17,966	$17,966

Included in the commercial loan segment of the troubled debt restructurings are 27 taxi medallion loans totaling $11.2 million. These loan modifications included interest rate reductions and maturity extensions. All 27 taxi medallion loans included above were on nonaccrual status prior to modification, and remain on nonaccrual status post-modification.

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

The following table presents loans by segment modified as troubled debt restructurings that occurred during the six months ended June 30, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial real estate	2	$3,042	$3,042
Residential	1	17	17

Total	3	$3,059	$3,059

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 are as follows:

		June 30, 2018
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$51,484	$-	$51,484	$-
Residential mortgage pass-through securities	180,103	-	180,103	-
Commercial mortgage pass-through securities	3,893	-	3,893	-
Obligations of U.S. states and political subdivision	123,629	-	114,124	9,505
Corporate bonds and notes	27,464	-	27,464	-
Asset-backed securities	10,946	-	10,946	-
Certificates of deposit	424	-	424	-
Other securities	2,072	2,072	-	-
Total available-for-sale	$400,015	$2,072	$388,438	$9,505

Equity securities	11,559	11,559	-	-

Derivatives	1,893	-	1,893	-
Total assets	$413,467	$13,631	$390,331	$9,505

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

There were no transfers between Level 1 and Level 2 during the quarter ended June 30, 2018 and during the year ended December 31, 2017.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements at June 30, 2018 and December 31, 2017 are as follows:

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$7,866	$-	$-	$7,866

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,094	$-	$-	$1,094

Impaired loans – Collateral dependent impaired loans at June 30, 2018 that required a valuation allowance were $8.5 million with a related valuation allowance of $0.7 million compared to $1.1 million with a related valuation allowance of $39 thousand at December 31, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and for the year ended December 31, 2017:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2018	$9,632
Principal paydowns	(127)
Ending balance, June 30, 2018	$9,505

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2017	$18,218
Principal paydowns	(8,586)
Ending balance, December 31, 2017	$9,632

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2018
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,505	Discounted cash flows	Discount rate	2.9%

December 31, 2017
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,632	Discounted cash flows	Discount rate	2.9%

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

June 30, 2018
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$7,866	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 20% [10%]

December 31, 2017
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,094	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 10% [5%]

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2018 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
June 30, 2018
Financial assets:
Cash and cash equivalents	$176,169	$176,169	$176,169	$-	$-
Securities available-for-sale	400,015	400,015	2,072	388,438	9,505
Equity securities	11,559	11,559	11,559	-	-
Net loans	4,327,260	4,224,643	-	-	4,224,643
Derivatives	1,893	1,893	-	1,893	-

Financial liabilities:
Noninterest-bearing deposits	765,150	765,150	765,150	-	-
Interest-bearing deposits	3,140,260	3,132,639	1,824,417	1,308,222	-
Borrowings	628,995	626,369	-	626,369	-
Subordinated debentures	128,392	125,444	-	125,444	-

December 31, 2017
Financial assets:
Cash and cash equivalents	$149,582	$149,582	$149,582	$-	$-
Securities available-for-sale	435,284	435,284	15,150	410,502	9,632
Loans held-for-sale	24,845	24,845	-	370	24,475
Net loans	4,139,708	4,118,542	-	-	4,118,542
Derivatives	798	798	-	798	-

Financial liabilities:
Noninterest-bearing deposits	776,843	776,843	776,843	-	-
Interest-bearing deposits	3,018,285	3,018,285	1,842,151	1,176,134	-
Borrowings	670,077	669,680	-	669,680	-
Subordinated debentures	54,699	57,340	-	57,340	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other	Amounts Reclassified from Accumulated				Affected Line item in the
Comprehensive Income Components	Other Comprehensive Income				Statement Where Net Income is Presented
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Sale of investment securities available for sale	$-	$-	$-	$1,596	Net gains on sale of securities available-for-sale
	-	-	-	(579)	Income tax expense
	-	-	-	1,017

Amortization of pension plan net actuarial losses	(91)	(103)	(182)	(206)	Salaries and employee benefits
	25	42	50	84	Income tax benefit
	(66)	(61)	(132)	(122)

Total reclassification	$(66)	$(61)	$(132)	$895

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive loss at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(6,096)	$(902)
Cash flow hedge, net of tax	1,361	472
Defined benefit pension and post-retirement plans, net of tax	(3,912)	(3,589)
Total	$(8,647)	$(4,019)

Effective January 1, 2018, the Company implemented ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, the FASB amended existing guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). In order to comply with this new ASU, the Company recorded an adjustment to the balance sheet on January 1, 2018 of approximately $709 thousand that increased retained earnings and decreased accumulated other comprehensive loss.

Effective January 1, 2018, the Company implemented ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Under ASU 2016-01, equity securities, with certain exceptions, are to be measured at fair value with changes in fair value recognized in net income. In order to comply with this new ASU, the Company recorded a cumulative-effect adjustment to the balance sheet of approximately $55 thousand. As of June 30, 2018, the Company’s equity securities had readily determinable fair values, and, prospectively, changes in fair value will be recognized in net income.

Note 9. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2018. The maximum number of shares of common stock or equivalents, which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2018 are approximately 668,000. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock and options awards typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock awards granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options and performance units do not.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation – (continued)

Activity under the Company’s option plans as of and for the three months ended June 30, 2018 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
Outstanding at December 31, 2017	299,778	$6.18
Granted
Exercised	(46,497)	5.42
Forfeited/cancelled/expired	(1,323)	14.24
Outstanding at June 30, 2018	251,958	6.28	1.7	$4,690,971

Exercisable at June 30, 2018	249,751	6.21	1.6	$4,667,445

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares as of and for the six months ended June 30, 2018 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2017	103,078	$20.41
Granted	23,018	28.08
Vested	(58,002)	20.33
Forfeited/cancelled/expired	(666)	24.25
Nonvested at June 30, 2018	67,428	23.07

As of June 30, 2018, there was approximately $1,175,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 1.39 years. A total of -0- and 23,018 restricted shares were granted during the three and six months ended June 30, 2018, respectively and 1,000 and 56,164 for the three and six months ended June 30, 2017, respectively.

At June 30, 2018, the specific number of shares related to performance unit awards that were expected to vest was approximately 81,000, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At June 30, 2018 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is approximately 152,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation – (continued)

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2017	151,194		$19.19
Awarded	19,614		31.35
Change in Estimate	(20,595)
Vested	(69,627)		19.46
Unearned at June 30, 2018	80,586	151,772	22.53

At June 30, 2018, compensation cost of approximately $1,030,000 related to non-vested performance unit awards not yet recognized is expected to be recognized over a weighted-average period of 2.14 years. A total of -0- and 19,614 performance units were awarded during the three and six months ended June 30, 2018, respectively. A total of -0- and 24,891 performance units were awarded during the three and six months ended June 30, 2017, respectively. During the six months ended June 30, 2018, 69,627 shares were issued in satisfaction of earned performance units. The shares issued were calculated based on a net down of 26,955 shares to satisfy tax obligations created by vesting.

At June 30, 2018, the specific number of shares related to restricted stock unit awards that were expected to vest was approximately 29,423. Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be repurchased to satisfy the tax obligations of the recipient.

A summary of the status of unearned restricted share units and the change during the period is presented in the table below:

Weighted
Average Grant
	Units	Date Fair
	(expected)	Value
Unearned at December 31, 2017	-	$-
Awarded	29,423	31.35
Forfeited	-	-
Vested	-	-
Unearned at June 30, 2018	29,423	$31.35

At June 30, 2018, compensation cost of approximately $833,000 related to non-vested restricted stock unit awards, not yet recognized, is expected to be recognized over a weighted-average period of 2.66 years. A total of 29,423 and -0- restricted stock units were awarded during the six months ended June 30, 2018 and 2017, respectively.

Effective January 1, 2017, the Company implemented ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Included in income tax expense for the six months ended June 30, 2018 and June 30, 2017 is a benefit of approximately $590 thousand and $180 thousand, respectively, which resulted from the effect of implementing ASU 2016-09.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until June 30, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2018	2017
	(dollars in thousands)
Service cost	$-	$-

Interest cost	107	120	Other components of net periodic pension expense

Expected return on plan assets	(192)	(160)	Other components of net periodic pension expense

Net amortization	92	103	Other components of net periodic pension expense

Total periodic pension cost	$7	$63

	Six Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2018	2017
	(dollars in thousands)
Service cost	$-	$-

Interest cost	214	239	Other components of net periodic pension expense

Expected return on plan assets	(383)	(320)	Other components of net periodic pension expense

Net amortization	183	206	Other components of net periodic pension expense

Total periodic pension cost	$14	$125

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Components of Net Periodic Pension Cost – (continued)

This ASU is also required to be applied retrospectively to all periods presented. The following table summarizes the impact of retrospective application to the consolidated statement of condition for the three and six months ended June 30, 2017:

	Three Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2017
	(dollars in thousands)
Other components of net periodic pension expense
As previously reported	$-	$-
As reported under the new guidance	63	125

Salaries and employee benefits
As previously reported	$8,632	$16,838
As reported under the new guidance	8,569	16,713

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

Note 11. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$628,995	2.19%	$670,077	1.76%

By remaining period to maturity:
Less than 1 year	$458,995	2.06%	$505,077	1.59%
1 year through less than 2 years	25,000	1.85%	35,000	1.60%
2 years through less than 3 years	95,000	2.76%	85,000	2.65%
3 years through less than 4 years	50,000	2.53%	45,000	2.15%
4 years through 5 years	-	-	-	-
Total FHLB borrowings	$628,995	2.19%	$670,077	1.76%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

One of the FHLB notes, $5.0 million due July 16, 2018, contains a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay this advance, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at June 30, 2018 were primarily collateralized by approximately $1.7 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At June 30, 2018 the Company had remaining borrowing capacity of approximately $1.0 billion at FHLB.

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

The Company, using a modified retrospective transition approach, determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months and six months ended June 30, 2018 and 2017. Items outside of ASC 606 are noted as such.

	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017(b)
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$166	$180
Other	141	190
Interchange income	170	173
Net gains on sales of loans (a)	12	49
Wire transfer fees (a)	77	63
Loan servicing fees (a)	25	20
Bank owned life insurance (a)	774	714
Other	23	33
Total noninterest income	$1,388	$1,422

	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017(b)
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$368	$359
Other	296	359
Interchange income	313	346
Net gains on sales of loans (a)	29	70
Wire transfer fees (a)	149	121
Loan servicing fees (a)	48	50
Bank owned life insurance (a)	1,549	1,417
Net gains on sales of securities (a)	-	1,596
Annuity and insurance income (a)	-	39
Other	43	67
Total noninterest income	$2,795	$4,424

(a)	Not within scope of ASC 606.
(b)	The Company elected the modified respective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Revenue Recognition – (continued)

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

Interchange Income: The Company earns interchange fees from debit and credit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided by the cardholder.

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

Note 13. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2018 was 5.21%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at June 30, 2018 and December 31, 2017.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points. As of June 30, 2018, unamortized costs related to this debt issuance were approximately $362,000.

On January 11, 2018, the Parent Corporation issued $75.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes will bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of June 30, 2018, unamortized costs related to this debt issuance were approximately $1,401,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of June 30, 2018 and December 31, 2017:

Gross Amounts Not Offset
Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the		Cash or
		Statement of	Statement of	Financial	Financial
	Gross Amounts	Financial	Financial	Instruments	Instrument	Net
	Recognized	Condition	Condition	Recognized	Collateral	Amount
(dollars in thousands)
June 30, 2018
Assets:
Interest rate swaps	$1,893	$-	$1,893	$-	$-	$1,893
December 31, 2017
Assets:
Interest rate swaps	$798	$-	$798	$-	$-	$798

As of June 30, 2018 and December 31, 2017, there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

Note 15. Subsequent Event

On July 12, 2018, the Company entered into a definitive agreement with Greater Hudson Bank, pursuant to which Greater Hudson Bank (OTCQX:GHDS) will merge with and into the Bank, which will be the surviving institution, in an all-stock transaction. Under the terms of the agreement each outstanding share of Greater Hudson Bank common stock will be exchanged for 0.245 shares of the Company’s common stock. The transaction is valued at $76.3 million, or approximately $6.16 per GHDS share, based upon the closing common stock price of $25.15 for ConnectOne Bancorp as of July 11, 2018. The transaction has been unanimously approved by the Board of Directors of both companies and is expected to be completed early in the first quarter of 2019, subject to approval by Greater Hudson’s shareholders, as well as regulatory approvals and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2018 and December 31, 2017. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations issued thereunder; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

The ALLL is established through a provision for loan losses charged to expense. Management believes that the current ALLL will be adequate to absorb loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the ALLL may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 6 of the Notes to Consolidated Financial Statements.

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

Operating Results Overview

Net income for the three months ended June 30, 2018 amounted to $17.5 million compared to $7.7 million for the comparable three-month period ended June 30, 2017. The Company’s diluted earnings per share were $0.54 for the three months ended June 30, 2018 as compared with diluted earnings per share of $0.24 for the comparable three month period ended June 30, 2017. The increase in net income and diluted earnings per share was primarily attributable to an increase in net interest income, a decrease in provision for loan losses and a decrease in noninterest expenses, offset by an increase in income tax expense. The decrease in noninterest expenses was primarily the result of a valuation allowance related to taxi medallion loans that was recognized during the three months ended June 30, 2017.

Net income for the six months ended June 30, 2018 amounted to $21.8 million compared to $19.6 million for the comparable six-month period ended June 30, 2017. The Company’s diluted earnings per share were $0.67 for the six months ended June 30, 2018 as compared with diluted earnings per share of $0.60 for the comparable six-month period ended June 30, 2017. The increase in net income and diluted earnings per share was primarily attributable to an increase in net interest income and a decrease in income tax expense, offset by a net increase in charges related to taxi medallion loans, a decrease in noninterest income, and an increase in noninterest expenses (excluding taxi charges).

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

Fully taxable equivalent net interest income for the three months ended June 30, 2018 was $39.4 million, an increase of $3.6 million, or 10.0%, from the three months ended June 30, 2017, resulting from an increase in average total interest-earning assets of 14.5%, primarily loans, that resulted from significant organic loan growth, offset by a contraction of the net interest margin of 14 basis-points to 3.31% for the three months ended June 30, 2018 from 3.45% for the three months ended June 30, 2017. Included in net interest income was accretion and amortization of purchase accounting adjustments of $0.7 million during the three months ended June 30, 2018 and $0.3 million during the three months ended June 30, 2017. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.26% for the three months ended June 30, 2018, contracting by 16 basis-points from 3.42% for the three months ended June 30, 2017. The decrease in the adjusted net interest margin was primarily attributable to a long-term subordinated debt issuance during the first quarter of 2018, the change in the taxable equivalent adjustment due to the Tax Cuts and Jobs Act of 2017 (“Tax Act”), increased cost in deposits funding and lower yields on securities.

Fully taxable equivalent net interest income for the six months ended June 30, 2018 was $78.0 million, an increase of $8.2 million, or 11.8%, from the six months ended June 30, 2017, resulting from an increase in total average interest-earning assets of 16.4% due to significant organic loan growth. Net interest margin was 3.29% for the six months ended June 30, 2018, contracting 13 basis-points from 3.42% for the six months ended June 30, 2017. Included in net interest income was accretion and amortization of purchase accounting adjustments of $0.9 million and $1.0 million during the six months ended June 30, 2018 and 2017, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.25% for the six months ended June 30, 2018, contracting by 13 basis-points from adjusted net interest margin of 3.38% for the six months ended June 30, 2017. The decrease in the adjusted net interest margin was primarily attributable to a long-term subordinated debt issuance during the first quarter of 2018, the change in the taxable equivalent adjustment due to the Tax Act, increased cost in deposits funding and lower yields on securities, slightly offset by lower level of cash balances held at the Federal Reserve Bank.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2018 and 2017, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$432,493	$3,136	2.91%	$390,462	$3,079	3.16%
Loans receivable and loans held-for-sale (2) (3) (4)	4,272,212	49,750	4.67	3,699,355	40,921	4.44
Federal funds sold and interest-bearing with banks	35,315	159	1.81	52,099	139	1.07
Restricted investment in bank stocks	31,503	502	6.39	26,428	290	4.40
Total interest-earning assets	4,771,523	53,547	4.50	4,168,344	44,429	4.28
Noninterest-earning assets:
Allowance for loan losses	(32,668)			(27,355)
Other noninterest-earning assets	365,806			354,019
Total assets	$5,104,661			$4,495,008

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,280,471	$5,830	1.83	$976,012	$3,311	1.36
Other interest-bearing deposits	1,765,577	3,339	0.76	1,712,875	2,184	0.51
Total interest-bearing deposits	3,046,048	9,168	1.21	2,688,887	5,495	0.82

Borrowings	613,763	3,091	2.02	514,161	2,244	1.75
Subordinated debentures (5)	128,339	1,840	5.75	54,590	810	5.89
Capital lease	2,589	39	6.04	2,720	41	6.05
Total interest-bearing liabilities	3,790,739	14,138	1.50	3,260,923	8,590	1.06

Noninterest-bearing demand deposits	719,372			667,461
Other liabilities	19,558			17,441
Total noninterest-bearing liabilities	738,930			684,902
Stockholders’ equity	574,992			549,748
Total liabilities and stockholders’ equity	$5,104,661			$4,495,008
Net interest income (tax-equivalent basis)		39,409			35,839
Net interest spread (6)			3.00%			3.22%
Net interest margin (7)			3.31%			3.45%
Tax-equivalent adjustment		(463)			(738)
Net interest income		$38,945			$35,101

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21% and 35% federal tax rates as of June 30, 2018 and June 30, 2017, respectively.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Average balances are net of debt issuance costs of $1,816 and $565 as of June 30, 2018 and June 30, 2017, respectively. Amortization expense related to debt issuance costs included in interest expense was $82 and $41 as of June 30, 2018 and June 30, 2017, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
		2018			2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$437,003	$6,052	2.79%	$378,533	$6,093	3.25%
Loans receivable and loans held-for-sale (2) (3) (4)	4,260,171	97,022	4.59	3,624,608	79,229	4.41
Federal funds sold and interest-bearing with banks	56,755	424	1.50	83,388	385	0.93
Restricted investment in bank stocks	31,601	987	6.30	24,622	620	5.08
Total interest-earning assets	4,785,530	104,485	4.40	4,111,151	86,327	4.23
Noninterest-earning assets:
Allowance for loan losses	(32,392)			(26,788)
Other noninterest-earning assets	343,648			355,273
Total assets	$5,096,786			$4,439,636

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,244,123	$10,619	1.72	970,027	6,403	1.33
Other interest-bearing deposits	1,790,212	6,238	0.70	1,709,949	4,202	0.50
Total interest-bearing deposits	3,034,335	16,857	1.12	2,679,976	10,605	0.80

Borrowings	621,895	6,017	1.95	478,575	4,228	1.78
Subordinated debentures (5)	121,797	3,514	5.82	54,569	1,618	5.92
Capital lease	2,605	79	6.04	2,736	82	6.06
Total interest-bearing liabilities	3,780,632	26,467	1.41	3,215,856	16,533	1.04

Noninterest-bearing demand deposits	721,907			661,562
Other liabilities	19,237			17,544
Total noninterest-bearing liabilities	741,144			679,106
Stockholders’ equity	575,010			544,674
Total liabilities and stockholders’ equity	$5,096,786			$4,439,636
Net interest income (tax-equivalent basis)		78,018			69,794
Net interest spread (6)			2.99%			3.19%
Net interest margin (7)			3.29%			3.42%
Tax-equivalent adjustment		(926)			(1,552)
Net interest income		$77,092			$68,242

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21% and 35% federal tax rates as of June 30, 2018 and June 30, 2017, respectively.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Average balances are net of debt issuance costs of $1,728 and $586 as of June 30, 2018 and June 30, 2017, respectively. Amortization expense related to debt issuance costs included in interest expense was $168 and $82 as of June 30, 2018 and June 30, 2017, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.4 million for the three months ended June 30, 2018 and June 30, 2017. Noninterest income consists of income on bank owned life insurance, net gains on sales of loans held-for-sale, deposit service fees, loan fees, and other income.

Noninterest income totaled $2.8 million for the six months ended June 30, 2018, compared with $4.4 million for the six months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, there were $-0- and $1.6 million of net securities gains, respectively. Excluding the securities gains, noninterest income remained flat when compared to the prior year six month period.

Noninterest Expenses

Noninterest expenses totaled $17.1 million for the three months ended June 30, 2018, compared to $25.3 million for the three months ended June 30, 2017. Noninterest expenses decreased by $8.2 million from the prior year second quarter due primarily to a valuation allowance adjustment on taxi medallion loans held-for-sale of $9.7 million that occurred during the prior year quarter, offset by increases in the current quarter in salaries and employee benefits ($1.1 million) and other expenses ($0.4 million). The increases over the prior year second quarter were the result of increased levels of business and staff resulting from organic growth.

Noninterest expenses totaled $34.2 million for the six months ended June 30, 2018, compared to $43.6 million for the six months ended June 30, 2017. Noninterest expenses decreased by $9.4 million from the prior year six-month period due primarily to a valuation allowance adjustment on taxi medallion loans held-for-sale of $12.3 million that occurred during the prior year six month period. In addition, increases in salaries and employee benefits ($2.6 million), other expenses ($0.5 million) and professional and consulting ($0.1 million), partially offset by decreases in occupancy and equipment ($0.1 million) and FDIC insurance ($0.1 million) contributed to the overall decrease from the prior year six-month period. The increases over the prior year six-month period (excluding the valuation allowance on the taxi medallions) were the result of increased levels of business and staff resulting from organic growth.

Income Taxes

Income tax expense was $4.6 million for the three months ended June 30, 2018, compared to $2.1 million for the three months ended June 30, 2017. The increase in income tax expense was the result of lower taxable income during the prior year period. The effective tax rate for the three months ended June 30, 2018 and June 30, 2017 was 20.8% and 21.4%, respectively.

Income tax expense was $5.0 million for the six months ended June 30, 2018, compared to $7.0 million for the six months ended June 30, 2017. Included in income tax expense for the six months ended June 30, 2018 and June 30, 2017 is a benefit of $0.6 million and $0.2 million, respectively, which resulted from the effect of implementing ASU 2016-09, which relates to the recognition of excess tax benefits in the income statement (formerly through equity) that result from employee share-based payment awards. The effective tax rate for the six months ended June 30, 2018 was 18.8% versus 26.4% for the prior-year period. At the present time, the Bank is projecting a 2018 combined federal and state effective tax rate of approximately 21%, exclusive of ASU 2016-09 benefits, although this rate is subject to change pending actions potentially taken as a result of New Jersey’s newly enacted tax legislation discussed below.

We expect our effective tax rate to increase in 2019 largely as a result of New Jersey’s adoption of tax legislation changing its status as a so-called “separate return state” to one that requires combined filing of affiliated companies. Since the regulations implementing these legislative changes have not yet been issued, we are unable to calculate the precise impact for 2019 and beyond. The Company is currently evaluating tax strategies to partially reduce the impact of the legislation.

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

					Amount
	June 30, 2018		December 31, 2017		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$853,629	19.6%	$824,082	19.7%	$29,547
Commercial real estate	2,717,644	62.3	2,592,909	62.1	124,735
Commercial construction	498,607	11.4	483,216	11.6	15,391
Residential real estate	288,449	6.6	271,795	6.5	16,654
Consumer	5,637	0.1	2,808	0.1	2,829
Gross loans	$4,363,966	100.0%	$4,174,810	100.0%	$189,156

At June 30, 2018, gross loans totaled $4.4 billion, an increase of $189 million, or 4.5%, as compared to December 31, 2017. Net loan growth was primarily attributable to increases in commercial real estate ($125 million), commercial loans ($30 million), residential real estate and consumer ($19 million) and commercial construction ($15 million). Included in the commercial real estate increase was approximately $25 million of loans previously classified as held-for-sale but now classified as loans held-for-investment.

At June 30, 2018, acquired loans remaining in the loan portfolio totaled $0.4 billion, compared to $0.5 billion as of December 31, 2017.

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

At June 30, 2018, the ALLL was $33.6 million as compared to $31.7 million at December 31, 2017. The provision for loan losses for the three months ended June 30, 2018 was $1.1 million, compared to $1.5 million for the three months ended June 30, 2017. The decrease in the provision for loan losses was primarily attributable to slower loan growth. The provision for loan losses for the six months ended June 30, 2018 was $18.9 million, compared to $2.6 million for the six months ended June 30, 2017. The increase in provision for loan losses was primarily attributable to $17.0 million allocation related to the taxi medallion loan portfolio.

There were $35 thousand in net charge-offs during the three months ended June 30, 2018, compared with $50 thousand in net recoveries during the three months ended June 30, 2017. There were $17.1 million in net charge-offs during the six months ended June 30, 2018, compared to $107 thousand in net recoveries during the six months ended June 30, 2017. The increase in charge-offs during the six months ended June 30, 2018 is attributable to a $17.0 million charge-off related to the taxi medallion loan portfolio. The $17.0 million charge-off was a result of decreases in the transfer values of medallions as reported by the New York City Taxi and Limousine Commission, as well as a reduction in the Company’s cash flow valuation model. The ALLL as a percentage of loans receivable amounted to 0.77% at June 30, 2018 compared to 0.76% at December 31, 2017 and 0.76 % at June 30, 2017.

The level of the allowance for the respective periods of 2018 and 2017 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at June 30, 2018 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended
	June 30,
	2018	2017
	(dollars in thousands)
Average loans at end of period	$4,272,212	$3,699,355

Analysis of the ALLL:
Balance - beginning of quarter	$32,529	$26,901
Charge-offs:
Commercial-other	(46)	-
Consumer	(1)	(10)
Total charge-offs	(47)	(10)
Recoveries:
Commercial-other	12	15
Commercial real estate	-	45
Total recoveries	12	60
Net (charge-offs) recoveries	(35)	50
Provision for loan and losses	1,100	1,450
Balance - end of period	$33,594	$28,401
Ratio of annualized net charge-offs during the period to average loans during the period	0.00%	(0.01)%

Loans receivable	$4,360,854	$3,761,572
ALLL as a percentage of loans receivable	0.76%	0.76%

	Six Months Ended
	June 30,
	2018	2017
	(dollars in thousands)
Average loans at end of period	$4,260,171	$3,624,608

Analysis of the ALLL:
Balance - beginning of quarter	$31,748	$25,744
Charge-offs:
Commercial-taxi medallion loans	(17,046)	-
Commercial-other	(20)	-
Commercial real estate	-	(71)
Residential real estate	(18)	-
Consumer	(1)	(11)
Total charge-offs	(17,085)	(82)
Recoveries:
Commercial-other	31	141
Commercial real estate	-	48
Total recoveries	31	189
Net recoveries (charge-offs)	(17,055)	107
Provision for loan and losses	18,900	2,550
Balance - end of period	$33,594	$28,401
Ratio of annualized net charge-offs during the period to average loans during the period	0.81%	(0.01)%

Loans receivable	$4,360,854	$3,761,572
ALLL as a percentage of loans receivable	0.76%	0.76%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccrual loans	$49,715	$65,613
OREO	1,076	538
Total nonperforming assets (1)	$50,791	$66,151

Performing TDRs	$12,827	$14,920
Loans 90 days or greater past due and still accruing (non-PCI)	-	-
Loans 90 days or greater past due and still accruing (PCI)	$437	$1,664

(1)	Nonperforming assets are defined as nonaccrual loans and other real estate owned.

Nonaccrual loans to total loans receivable	1.14%	1.57%
Nonperforming assets to total assets	0.96%	1.29%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.47%	1.98%

The decrease in nonaccruals from the year-end 2018 was mainly attributable to a $17.0 million charge-off, related to the taxi medallion loan portfolio (which is included in the Commercial loan segment).

Investment Securities

As of June 30, 2018, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the quarter ended June 30, 2018, average securities increased $42.0 million to approximately $432.5 million, or 9.1% of average total interest-earning assets, from approximately $390.5 million, or 9.4% of average interest-earning assets, for the comparable period in 2017.

At June 30, 2018, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $6.1 million as compared with net unrealized losses of $0.9 million at December 31, 2017. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2018 and December 31, 2017, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of June 30, 2018, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.84%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.41%. As of December 31, 2017, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.31%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.40%.

Based on our model, which was run as of June 30, 2018, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.57%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.34%. As of December 31, 2017, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.16%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.41%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2018, would decline by 13.23% with an instantaneous rate shock of up 200 basis points, and increase by 3.66% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2017, would decline by 12.83% with an instantaneous rate shock of up 200 basis points, and increase by 4.02% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one year NII sensitivity as of June 30, 2018.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$465,773	$(117,442)	(20.14)	+300	$159,603	$1,550	0.98
+200	506,066	(77,149)	(13.23)	+200	159,376	1,323	0.84
+100	547,322	(35,893)	(6.15)	+100	159,125	1,072	0.68
0	583,215	-	0.0	0	158,053	-	0.0
-100	604,567	21,352	3.66	-100	155,818	(2,235)	(1.41)

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

At June 30, 2018, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2018, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $418.7 million, which represented 7.9% of total assets and 9.2% of total deposits and borrowings, compared to $423.4 million, which represented 8.3% of total assets and 9.5% of total deposits and borrowings as of December 31, 2017.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2018, had the ability to borrow $1.7 billion. In addition, at June 30, 2018, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $8.0 million. At June 30, 2018, the Bank had aggregate available and unused credit of approximately $1.0 billion, which represents the aforementioned facilities totaling $1.7 billion net of $679 million in outstanding borrowings and letters of credit. At June 30, 2018, outstanding commitments for the Bank to extend credit were approximately $753 million.

Cash and cash equivalents totaled $176.2 million at June 30, 2018, increasing by $26.6 million from $149.6 million at December 31, 2017. Operating activities provided $54.3 million in net cash. Investing activities used $166.0 million in net cash, primarily reflecting an increase in loans and net cash flow from the securities portfolio. Financing activities provided $138.2 million in net cash, primarily reflecting a net increase of $110.3 million in deposits, increase of subordinated notes of $73.5 million and net decrease in FHLB advances of $41.0 million.

Deposits

Total deposits increased by $110 million, or 2.9%, to $3.9 billion at June 30, 2018 from December 31, 2017. The increase was attributable to increases in interest-bearing demand and time deposits, offset by decreases in noninterest-bearing demand, money market deposits, and savings. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	June 30, 2018		December 31, 2017		(Decrease)
	Amount	%	Amount	%	2018 vs. 2017
	(dollars in thousands)
Demand, noninterest-bearing	$765,150	19.6%	$776,843	20.5%	$(11,693)
Demand, interest-bearing	748,768	19.2	636,339	16.8	112,430
Money market	911,406	23.3	1,033,525	27.2	(122,119)
Savings	164,243	4.2	168,452	4.4	(4,209)
Time	1,315,843	33.7	1,179,969	31.1	135,873
Total deposits	$3,905,410	100.0%	$3,795,128	100.0%	$110,282

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate at June 30, 2018 was 5.21%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank and to repay $11.25 million of SBLF preferred stock issued to the U.S. Treasury on March 11, 2016. Remaining funds were used for general corporate purposes. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points.

During January 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2018 Notes”) to certain accredited investors. The net proceeds from the sale of the 2018 Notes were used for general corporate purposes, which included the Parent Corporation contributing $65 million of the net proceeds to the Bank in the form of debt and common equity in the first quarter of 2018. The 2018 Notes are non-callable for five years, have a stated maturity of February 1, 2028 and bear interest at a fixed rate of 5.20% per year, from and including January 17, 2018 to, but excluding February 1, 2023. From and including February 1, 2023 to, but excluding the maturity date, or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 284 basis points.

Stockholders’ Equity

The Company’s stockholders’ equity was $579 million at June 30, 2018, an increase of $13 million from December 31, 2017. The increase in stockholders’ equity was primarily attributable to increases in retained earnings of $18 million, partially offset by increases in other comprehensive losses of $5 million. As of June 30, 2018, the Company’s tangible common equity ratio and tangible book value per share were 8.40% and $13.38, respectively. As of December 31, 2017, the tangible common equity ratio and tangible book value per share were 8.41% and $13.01, respectively. Total goodwill and other intangible assets were approximately $148 million as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
	(dollars in thousands, except for share and per
	share data)
Stockholders’ equity	$578,557	$565,437
Less: Goodwill and other intangible assets	147,936	148,273
Tangible common stockholders’ equity	$430,621	$417,164

Common stock outstanding at period end	32,184,047	32,071,860

Book value per common share	$17.98	$17.63
Less: Goodwill and other intangible assets	4.60	4.62
Tangible book value per common share	$13.38	$13.01

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2018 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$443,074	8.93%	$198,215	4.00%	N/A	N/A
CET I risk-based ratio	437,919	9.33	211,307	4.50	N/A	N/A
Tier 1 risk-based capital	443,074	9.44	281,743	6.00	N/A	N/A
Total risk-based capital	601,668	12.81	375,657	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$517,334	10.43%	$198,474	4.00%	$248,093	5.00%
CET I risk-based ratio	517,334	11.02	211,312	4.50	305,228	6.50
Tier 1 risk-based capital	517,334	11.02	281,749	6.00	375,665	8.00
Total risk-based capital	583,178	12.42	375,665	8.00	469,693	10.00

N/A - not applicable

As of June 30, 2018, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. When fully phased in on January 1, 2019, each of the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. The implementation of this capital conservation buffer began on January 1, 2016 at a level of 0.625%, and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of June 30, 2018 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 1.56% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.54% above the minimum buffer ratio.

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

Item 1a. Risk Factors

There have been no changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K, other than as set forth below.

Recent New Jersey legislative changes may increase our tax expense.

In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been issued, and so we cannot yet fully evaluate the magnitude of the impact of the legislation on our overall tax expense, it is likely that the Company will lose the benefit of at least certain of the Company’s tax management strategies, and as a result our total tax expense will likely increase.

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

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: August 7, 2018		Date: August 7, 2018

