Form 10-Q
period 2018-09-30
ConnectOne Bancorp, Inc.
filed 2018-11-02
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: (Title of Class)	32,239,928 shares (Outstanding as of November 1, 2018)

Item 1. Financial Statements

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2018	2017
(in thousands, except for share data)	(unaudited)
ASSETS
Cash and due from banks	$37,058	$52,565
Interest-bearing deposits with banks	118,790	97,017
Cash and cash equivalents	155,848	149,582

Securities available-for-sale	410,039	435,284
Equity securities	11,403	-

Loans held-for-sale	270	24,845

Loans receivable	4,462,487	4,171,456
Less: Allowance for loan losses	34,749	31,748
Net loans receivable	4,427,738	4,139,708

Investment in restricted stock, at cost	32,486	33,497
Bank premises and equipment, net	20,998	21,659
Accrued interest receivable	17,690	15,470
Bank owned life insurance	113,026	111,311
Other real estate owned	-	538
Goodwill	145,909	145,909
Core deposit intangibles	1,881	2,364
Other assets	31,353	28,275
Total assets	$5,368,641	$5,108,442
LIABILITIES
Deposits:
Noninterest-bearing	$758,213	$776,843
Interest-bearing	3,230,552	3,018,285
Total deposits	3,988,765	3,795,128
Borrowings	629,979	670,077
Subordinated debentures (net of debt issuance costs of $1,681 and $456, respectively)	128,474	54,699
Other liabilities	26,552	23,101
Total liabilities	4,773,770	4,543,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 5,000,000 shares; issued -0- shares of Series B preferred stock at September 30, 2018 and December 31, 2017; outstanding -0- shares at September 30, 2018 and December 31, 2017; liquidation value of $-0- at September 30, 2018 and December 31, 2017	-	-
Common stock, no par value, authorized 50,000,000 shares; issued 34,303,850 shares at September 30, 2018 and 34,135,782 at December 31, 2017; outstanding 32,239,928 shares at September 30, 2018 and 32,071,860 at December 31, 2017	412,546	412,546
Additional paid-in capital	14,625	13,602
Retained earnings	195,101	160,025
Treasury stock, at cost (2,063,922 common shares at September 30, 2018 and December 31, 2017)	(16,717)	(16,717)
Accumulated other comprehensive loss	(10,684)	(4,019)
Total stockholders’ equity	594,871	565,437
Total liabilities and stockholders’ equity	$5,368,641	$5,108,442

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$51,699	$43,241	$148,218	$121,879
Interest and dividends on investment securities:
Taxable	2,154	1,695	6,191	5,042
Tax-exempt	785	870	2,377	2,655
Dividends	530	362	1,517	982
Interest on federal funds sold and other short-term investments	183	170	607	555
Total interest income	55,351	46,338	158,910	131,113
Interest expense
Deposits	10,681	6,113	27,538	16,717
Borrowings	4,708	3,206	14,318	9,135
Total interest expense	15,389	9,319	41,856	25,852
Net interest income	39,962	37,019	117,054	105,261
Provision for loan losses	1,100	1,450	20,000	4,000
Net interest income after provision for loan losses	38,862	35,569	97,054	101,261
Noninterest income
Annuities and insurance commissions	-	-	-	39
Income on bank owned life insurance	751	985	2,300	2,402
Net gains on sale of loans held-for-sale	2	50	31	120
Deposit, loan and other income	676	721	1,893	2,023
Net gains on sales of securities available-for-sale	-	-	-	1,596
Total noninterest income	1,429	1,756	4,224	6,180
Noninterest expenses
Salaries and employee benefits	10,174	8,810	29,575	25,521
Occupancy and equipment	2,137	1,969	6,311	6,215
FDIC insurance	735	840	2,350	2,550
Professional and consulting	891	740	2,439	2,192
Marketing and advertising	192	225	736	770
Data processing	1,102	1,176	3,341	3,474
Merger expenses	375	-	399	-
Amortization of core deposit intangible	145	169	483	555
Other components of net periodic pension expense	7	62	21	189
Increase in valuation allowance, loans held-for-sale	-	3,000	-	15,325
Change in fair value of equity securities	157	-	325	-
Other expenses	2,372	1,650	6,474	5,402
Total noninterest expenses	18,287	18,641	52,454	62,193
Income before income tax expense	22,004	18,684	48,824	45,248
Income tax expense	2,102	5,607	7,144	12,608
Net income	$19,902	$13,077	$41,680	$32,640

Earnings per common share:
Basic	$0.62	$0.41	$1.30	$1.02
Diluted	0.61	0.41	1.29	1.01

Dividends per common share	$0.075	$0.075	$0.225	$0.225

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$19,902	$13,077	$41,680	$32,640
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(2,840)	415	(9,639)	1,332
Tax effect	729	(165)	2,466	(525)
Net of tax	(2,111)	250	(7,173)	807
Reclassification adjustment for realized gains included in net income	-	-	-	(1,596)
Tax effect	-	-	-	579
Net of tax	-	-	-	(1,017)
Unrealized gains on cash flow hedges	14	119	1,108	76
Tax effect	(5)	(48)	(312)	(31)
Net of tax	9	71	796	45
Unrealized pension plan gains (losses):
Unrealized pension plan gains (losses) before reclassifications	-	-	236	(2)
Tax effect	-	-	(67)	1
Net of tax	-	-	169	(1)
Reclassification adjustment for amortization included in net income	91	103	274	309
Tax effect	(26)	(42)	(77)	(126)
Net of tax	65	61	197	183
Total other comprehensive (loss) income	(2,037)	382	(6,011)	17
Total comprehensive income	$17,865	$13,459	$35,669	$32,657

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(dollars in thousands, except for per share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	32,640	-	-	32,640
Other comprehensive income, net of tax	-	-	-	-	-	17	17
Cash dividends declared on common stock ($0.225 per share)	-	-	-	(7,251)	-	-	(7,251)
Stock issuance costs	-	(180)	-	-	-	-	(180)
Exercise of stock options (10,846 shares)	-	-	118	-	-	-	118
Restricted stock grants (57,164 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,315	-	-	-	1,315

Balance as of September 30, 2017	$-	$412,546	$12,840	$151,851	$(16,717)	$(2,829)	$557,691

Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437

Reclassification of stranded tax effects (ASU 2018-02) (see Note 8)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01 (see Note 8)	-	-	-	(55)	-	55	-
Net income	-	-	-	41,680	-	-	41,680
Other comprehensive loss, net of tax	-	-	-	-	-	(6,011)	(6,011)
Cash dividends declared on common stock ($0.225 per share)	-	-	-	(7,258)	-	-	(7,258)
Exercise of stock options (102,378) shares)	-	-	524	-	-	-	524
Restricted stock grants (23,018 shares)	-	-	-	-	-	-	-
Net performance units issued (42,672 shares)	-	-	(819)	-	-	-	(819)
Stock-based compensation expense	-	-	1,318	-	-	-	1,318

Balance as of September 30, 2018	$-	$412,546	$14,625	$195,101	$(16,717)	$(10,684)	$594,871

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$41,680	$32,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,336	2,364
Provision for loan losses	20,000	4,000
Increase in valuation allowance	-	15,325
Amortization of intangibles	483	555
Net accretion of loans	(969)	(1,106)
Accretion on bank premises	(46)	(58)
Accretion on deposits	(46)	(19)
Accretion on borrowings	(98)	(156)
Stock-based compensation expense	499	1,315
Gains on sales of investment securities, net	-	(1,596)
Change in fair value of equity securities, net	325	-
Gains on sales of loans held-for-sale, net	(31)	(120)
Gains on sales of fixed assets, net	-	(8)
Loans originated for resale	(2,206)	(6,790)
Proceeds from sale of loans held-for-sale	2,337	12,015
Net loss on sale of other real estate owned	192	82
Net increase in cash surrender value of bank owned life insurance	(1,715)	(2,402)
Amortization of premiums and accretion of discounts on investments securities, net	2,577	1,808
Amortization of subordinated debt issuance costs	250	124
Increase in accrued interest receivable	(2,220)	(1,876)
Decrease in other assets	42	8,770
Increase in other liabilities	3,945	3,444
Net cash provided by operating activities	67,335	68,311
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(114,457)	(138,945)
Sales	-	29,543
Maturities, calls and principal repayments	115,757	61,700
Net redemptions (purchases) of restricted investment in bank stocks	1,011	(5,362)
Payments on loans held-for-sale	159	2,841
Net increase in loans	(283,283)	(447,457)
Proceeds from sales of fixed assets	-	8
Purchases of premises and equipment	(1,629)	(2,148)
Purchases of bank owned life insurance	-	(10,000)
Proceeds from sale of other real estate owned	884	1,124
Net cash used in investing activities	(281,558)	(508,696)
Cash flows from financing activities
Net increase in deposits	193,683	279,517
Increase in subordinated debentures	73,525	-
Advances of Federal Home Loan Bank (“FHLB”) borrowings	1,256,000	780,000
Repayments of FHLB borrowings	(1,296,000)	(656,000)
Repayment of repurchase agreement	-	(15,000)
Cash dividends paid on common stock	(7,243)	(7,207)
Common stock issuance costs	-	(180)
Proceeds from exercise of stock options	524	118
Net cash provided by financing activities	220,489	381,248
Net change in cash and cash equivalents	6,266	(59,137)
Cash and cash equivalents at beginning of period	149,582	200,399
Cash and cash equivalents at end of period	$155,848	$141,262
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$40,200	$25,807
Income taxes	2,507	4,670
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$538	$580
Transfer of loans held-for-investment to loans held-for-sale	21,236	34,652
Transfer of loans held-for-sale to held-for-investment	45,552	-

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other interim period. The Company’s 2017 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance

ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” 'These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. We believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. We believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements. The amendments primarily pertain to Level 3 fair value measurements and depending on the amendment are applied either prospectively or retrospectively. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. New Authoritative Accounting Guidance – (continued)

ASU No. 2016-02, “Leases (Topic 842)” requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for the Company for reporting periods beginning January 1, 2019, with early adoption permitted. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently leasing properties as branch locations and is leasing certain office equipment. Currently, the Company is in the process of evaluating all of our leases for compliance for the new ASU. As part of that process, management is developing a systematic approach that can be used to calculate the financial statement impact starting in 2019. The adoption of ASU 2016-02 will result in increases to the Company's assets and liabilities.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands, except for per share data)
	2018	2017	2018	2017
Income attributable to common stock	$19,860	$13,035	$41,582	$32,534
Earnings allocated to participating securities	42	42	98	106
Net income	$19,902	$13,077	$41,680	$32,640
Weighted average common shares outstanding, including participating securities	32,167	32,015	32,127	31,999
Weighted average participating securities	(25)	(103)	(34)	(104)
Weighted average common shares outstanding	32,142	31,912	32,093	31,895
Incremental shares from assumed conversions of options, performance units and restricted shares	177	270	220	272
Weighted average common and equivalent shares outstanding	32,319	32,182	32,313	32,167

Earnings per common share:
Basic	$0.62	$0.41	$1.30	$1.02
Diluted	0.61	0.41	1.29	1.01

There were no antidilutive share equivalents as of September 30, 2018 and September 30, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale

Securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2018 and December 31, 2017. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following table summarizes the amortized cost and fair value of securities available-for-sale at September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$48,963	$14	$(1,443)	$47,534
Residential mortgage pass-through securities	196,650	75	(6,174)	190,551
Commercial mortgage pass-through securities	3,953	-	(110)	3,843
Obligations of U.S. states and political subdivisions	133,564	727	(3,903)	130,388
Corporate bonds and notes	26,305	96	(439)	25,962
Asset-backed securities	10,317	59	(13)	10,363
Certificates of deposit	420	3	-	423
Other securities	975	-	-	975
Total securities available-for-sale	$421,147	$974	$(12,082)	$410,039

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$56,297	$141	$(416)	$56,022
Residential mortgage pass-through securities	183,509	330	(1,948)	181,891
Commercial mortgage pass-through securities	4,054	3	(3)	4,054
Obligations of U.S. states and political subdivisions	130,723	1,739	(1,334)	131,128
Trust preferred securities	4,577	205	(111)	4,671
Corporate bonds and notes	29,801	163	(271)	29,693
Asset-backed securities	12,021	66	(37)	12,050
Certificates of deposit	621	4	-	625
Equity securities	11,843	235	(350)	11,728
Other securities	3,422	-	-	3,422
Total securities available-for-sale	$436,868	$2,886	$(4,470)	$435,284

Effective January 1, 2018, the Company implemented ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Under ASU 2016-01, equity securities, with certain exceptions, are to be measured at fair value with changes in fair value recognized in net income. As of March 31, 2018, the Company began separately presenting equity securities with readily determinable fair values on the Statements of Condition within the “Equity securities” caption. Net unrealized losses recognized on equity securities with readily determinable fair values for the three and nine months ended as of September 30, 2018 were $157 thousand and $325 thousand, respectively.

Investment securities having a carrying value of approximately $157.0 million and $157.8 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following table presents information for investments in securities available-for-sale at September 30, 2018, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	September 30, 2018
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$4,429	$4,425
Due after one year through five years	36,607	36,375
Due after five years through ten years	28,135	28,290
Due after ten years	150,398	145,580
Residential mortgage pass-through securities	196,650	190,551
Commercial mortgage pass-through securities	3,953	3,843
Other securities	975	975
Total securities available-for-sale	$421,147	$410,039

Gross gains and losses from the sales, calls and maturities of securities for periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(dollars in thousands)
	2018	2017	2018	2017
Proceeds	$-	$-	$-	$29,543

Gross gains on sales of securities	-	-	-	1,596
Gross losses on sales of securities	-	-	-	-
Net gains on sales of securities	-	-	-	1,596
Less: tax provision on net gains	-	-	-	(579)

Net gains on sales of securities, after tax	$-	$-	$-	$1,017

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 170 and 112 securities as of September 30, 2018 and December 31, 2017, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not OTTI at September 30, 2018.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$45,057	$(1,443)	$21,455	$(513)	$23,602	$(930)
Residential mortgage pass-through securities	185,442	(6,174)	106,190	(2,491)	79,252	(3,683)
Commercial mortgage pass-through securities	3,843	(110)	3,843	(110)	-	-
Obligations of U.S. states and political subdivisions	78,481	(3,903)	33,733	(877)	44,748	(3,026)
Corporate bonds and notes	15,655	(439)	11,008	(124)	4,647	(315)
Asset-backed securities	4,113	(13)	2,303	(8)	1,810	(5)
Total temporarily impaired securities	$332,591	$(12,082)	$178,532	$(4,123)	$154,059	$(7,959)

	December 31, 2017
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$39,813	$(416)	$28,407	$(213)	$11,406	$(203)
Residential mortgage pass-through securities	148,574	(1,948)	117,556	(1,146)	31,018	(802)
Commercial mortgage pass-through securities	1,198	(3)	1,198	(3)	-	-
Obligations of U.S. states and political subdivisions	57,685	(1,334)	17,909	(246)	39,776	(1,088)
Trust preferred securities	1,469	(111)	-	-	1,469	(111)
Corporate bonds and notes	11,074	(271)	1,965	(21)	9,109	(250)
Asset-backed securities	7,428	(37)	993	(2)	6,435	(35)
Equity securities	11,116	(350)	-	-	11,116	(350)
Total temporarily impaired securities	$278,357	$(4,470)	$168,028	$(1,631)	$110,329	$(2,839)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Derivatives – (continued)

Interest rate swaps were entered into on April 13, 2017, August 24, 2015, December 30, 2014 and October 15, 2014, each with a respective notional amount of $25 million and were designated as cash flow hedges of a Federal Home Loan Bank (“FHLB”) advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2018, December 31, 2017 and September 30, 2017 are presented in the following table.

	September 30,	December 31,	September 30,
	2018	2017	2017
	(dollars in thousands)
Notional amount	$100,000	$100,000	$100,000
Weighted average pay rates	1.68%	1.66%	1.52%
Weighted average receive rates	2.12%	1.23%	1.07%
Weighted average maturity	1.7 years	2.4 years	2.7 years

Fair value	$1,906	$798	$164

Net interest income recorded on these swap transactions totaled approximately $173 thousand and $326 thousand for the three and nine months ended September 30, 2018, respectively, and net interest expense recorded on these swap transactions totaled $95 thousand and $326 thousand for the three and nine months ended September 30, 2017, respectively, and is reported as a component of interest expense on FHLB advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Nine Months Ended September 30, 2018
	Amount of gain	Amount of gain	Amount of gain
	recognized	reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$796	$-	$-

Nine Months Ended September 30, 2017
	Amount of gain	Amount of gain	Amount of gain
	recognized	reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$45	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$100,000	$1,906	$100,000	$798

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

TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, impairment of the loan is measured using the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience, the primary factor, is determined by loan class and is based on the actual loss history experienced by the Bank over an actual three-year rolling calculation. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio category and with the exogenous factor adjustments based on the risks present for each loan category. These exogenous factors include consideration of the following: concentrations of credit; delinquency & nonaccrual trends; economic & business conditions including evaluation of the national and regional economies and industries with significant loan concentrations; external factors including legal, regulatory or competitive pressures that may impact the loan portfolio; changes in the experience, ability, or size of the lending staff, management, or board of directors that may impact the loan portfolio; changes in underwriting standards, collection procedures, charge-off practices, or other changes in lending policies and procedures that may impact the loan portfolio; loss and recovery trends; changes in portfolio size and mix; and trends in problem loans.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans receivable - The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$933,169	$824,082
Commercial real estate	2,739,943	2,592,909
Commercial construction	494,206	483,216
Residential real estate	295,948	271,795
Consumer	2,508	2,808
Gross loans	4,465,774	4,174,810
Net deferred loan fees	(3,287)	(3,354)
Total loans receivable	$4,462,487	$4,171,456

At September 30, 2018 and December 31, 2017, loan balances of approximately $2.2 billion and $1.9 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial real estate	$-	$24,475
Residential real estate	270	370
Total carrying amount	$270	$24,845

Valuation allowance - The following table sets forth the composition of the Company’s valuation allowance within the loans held-for-sale portfolio during the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2018	2017
	(dollars in thousands)
Balance at July 1,	$-	$12,325
Reduction from loans paid off	-	(38)
Increase in valuation allowance	-	3,000
Balance at September 30,	$-	$15,287

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2017
	(dollars in thousands)
Balance at January 1,	$-	$-
Reduction from loans paid off	-	(38)
Increase in valuation allowance	-	15,325
Balance at September 30,	$-	$15,287

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Purchased Credit-Impaired Loans: The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$2,524	$2,683

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during either the three or nine months ended September 30, 2018 and September 30, 2017. There were no reversals from the allowance for loan losses during the three and nine months ended September 30, 2018 and September 30, 2017.

The following table presents interest income expected to be recognized on the purchased credit-impaired loans and the related activity for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2018	2017
	(dollars in thousands)
Balance at July 1,	$1,259	$2,496
Accretion of income	(63)	(180)
Balance at September 30,	$1,196	$2,316

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2017
	(dollars in thousands)
Balance at January 1,	$1,387	$2,860
Accretion of income	(191)	(544)
Balance at September 30,	$1,196	$2,316

Loans Receivable on Nonaccrual Status - The following table sets forth the composition of the Company’s nonaccrual loans as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Commercial	$29,562	$47,363
Commercial real estate	15,927	12,757
Commercial construction	2,934	-
Residential real estate	4,592	5,493
Total nonaccrual loans	$53,015	$65,613

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

The decrease in nonaccruals from the year-end 2017 was mainly attributable to a $17.0 million charge-off, related to the taxi medallion loan portfolio (which is included in the Commercial loan category) that took place during the first quarter of 2018. The taxi medallion loan portfolio was classified as substandard and impaired as of September 30, 2018 and December 31, 2017.

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

Credit Quality Indicators - The following table presents information, excluding loans held-for-sale and net deferred loan fees, about the Company’s loan credit quality at September 30, 2018 and December 31, 2017:

	September 30, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial (1)	$887,024	$12,639	$33,506	$-	$933,169
Commercial real estate	2,699,338	10,651	29,954	-	2,739,943
Commercial construction	481,226	5,458	7,522	-	494,206
Residential real estate	291,223	-	4,725	-	295,948
Consumer	2,484	-	24	-	2,508
Gross loans	$4,361,295	$28,748	$75,731	$-	$4,465,774

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$767,020	$3,764	$53,298	$-	$824,082
Commercial real estate	2,534,973	34,335	23,601	-	2,592,909
Commercial construction	475,066	5,521	2,629	-	483,216
Residential real estate	266,163	-	5,632	-	271,795
Consumer	2,767	-	41	-	2,808
Gross loans	$4,045,989	$43,620	$85,201	$-	$4,174,810

(1)	Reflects a $17.0 million charge-off related to the taxi medallion loans classified as “substandard”.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by category as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$31,471	$92,452
Commercial real estate	21,483	21,636
Commercial construction	10,428	10,429
Residential real estate	2,237	2,533
Consumer	-	-
Total (no related allowance)	$65,619	$127,050

With an allowance recorded
Commercial real estate	$8,529	$8,529	$709
Residential real estate	263	266	32
Total (with allowance)	$8,792	$8,795	$741

Total
Commercial	$31,471	$92,452	$-
Commercial real estate	30,012	30,165	709
Commercial construction	10,428	10,429	-
Residential real estate	2,500	2,799	32
Consumer	-	-	-
Total	$74,411	$135,845	$741

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$49,761	$101,066
Commercial real estate	23,905	23,976
Commercial construction	6,662	6,662
Residential real estate	3,203	3,442
Consumer	-	-
Total (no related allowance)	$83,531	$135,146

With an allowance recorded
Commercial real estate	$1,133	$1,133	$39

Total
Commercial	$49,761	$101,066	$-
Commercial real estate	25,038	25,109	39
Commercial construction	6,662	6,662	-
Residential real estate	3,203	3,442	-
Consumer	-	-	-
Total	$84,664	$136,279	$39

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by category as of and for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Impaired loans (no allowance):
Commercial (1)	$31,769	$36	$3,100	$34	$39,132	$102	$3,149	$115
Commercial real estate	21,557	105	19,302	221	21,714	475	18,813	424
Commercial construction	10,297	92	4,285	63	11,718	387	4,273	215
Residential real estate	2,249	-	2,529	2	2,304	-	2,551	6
Consumer	-	-	48	1	-	-	54	2
Total	$65,872	$233	$29,264	$321	$74,868	$964	$28,840	$762
Impaired loans (allowance):
Commercial real estate	$8,534	$11	$1,645	$2	$8,544	$34	$1,654	$39
Residential real estate	264	-	-	-	267	-	-	-
Total	$8,798	$11	$1,645	$2	$8,811	$34	$1,654	$39
Total impaired loans:
Commercial (1)	$31,769	$36	$3,100	$34	$39,132	$102	$3,149	$115
Commercial real estate	30,091	116	20,947	223	30,258	509	20,467	463
Commercial construction	10,297	92	4,285	63	11,718	387	4,273	215
Residential real estate	2,513	-	2,259	2	2,571	-	2,551	6
Consumer	-	-	48	1	-	-	54	2
Total	$74,670	$244	$30,909	$323	$83,679	$998	$30,494	$801

(1)	Reflects the entire taxi medallion portfolio moving back to the loans held-for-investment category from the loans held-for-sale category in November 2017.

Included in impaired loans at September 30, 2018 and December 31, 2017 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the aging of gross loans (excluding loans held-for-sale) that are past due at September 30, 2018 and December 31, 2017 by segment:

Aging Analysis

	September 30, 2018
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$233	$246	$1,648	$29,562	$31,689	$901,480	$933,169
Commercial real estate	-	3,190	-	15,927	19,117	2,720,826	2,739,943
Commercial construction	-	-	-	2,934	2,934	491,272	494,206
Residential real estate	6	-	-	4,592	4,598	291,350	295,948
Consumer	288	-	-	-	288	2,220	2,508
Total	$527	$3,436	$1,648	$53,015	$58,626	$4,407,148	$4,465,774

Included in the 90 days or greater past due and still accruing category as of September 30, 2018 are purchased credit-impaired loan, net of its fair value marks, which accretes income per its valuation at date of acquisition.

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

Included in the 90 days or greater past due and still accruing category as of December 31, 2017 are purchased credit-impaired loan, net of its fair value marks, which accretes income per its valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated credit quality, and the related portion of the allowance for loan losses (“ALLL”) that are allocated to each loan portfolio segment:

	September 30, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$709	$-	$32	$-	$-	$741
Collectively evaluated for impairment	9,749	16,569	4,790	1,183	3	564	32,858
Acquired portfolio	200	950	-	-	-	-	1,150
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$9,949	$18,228	$4,790	$1,215	$3	$564	$34,749

Gross loans
Individually evaluated for impairment	$31,471	$30,012	$10,428	$2,500	$-		$74,411
Collectively evaluated for impairment	891,514	2,438,638	483,778	247,211	2,123		4,063,264
Acquired portfolio	7,660	271,293	-	46,237	385		325,575
Acquired with deteriorated credit quality	2,524	-	-	-	-		2,524
Total	$933,169	$2,739,943	$494,206	$295,948	$2,508		$4,465,774

	December 31, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$39	$-	$-	$-	$-	$39
Collectively evaluated for impairment	8,032	15,472	4,747	1,051	2	605	29,909
Acquired portfolio	200	1,600	-	-	-	-	1,800
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,232	$17,111	$4,747	$1,051	$2	$605	$31,748

Gross loans
Individually evaluated for impairment	$49,761	$25,038	$6,662	$3,203	$-		$84,664
Collectively evaluated for impairment	757,923	2,190,686	476,554	212,350	2,338		3,639,851
Acquired portfolio	13,715	377,185	-	56,242	470		447,612
Acquired with deteriorated credit quality	2,683	-	-	-	-		2,683
Total	$824,082	$2,592,909	$483,216	$271,795	$2,808		$4,174,810

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

A summary of the activity in the ALLL is as follows:

	Three Months Ended September 30, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at June 30, 2018	$8,960	$18,221	$4,812	$1,167	$3	$431	$33,594

Charge-offs	-	-	-	-	(6)	-	(6)

Recoveries	56	-	-	-	5	-	61

Provision for loan losses	933	7	(22)	48	1	133	1,100

Balance at September 30, 2018	$9,949	$18,228	$4,790	$1,215	$3	$564	$34,749

	Three Months Ended September 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at June 30, 2017	$7,238	$15,389	$4,241	$985	$2	$546	$28,401

Charge-offs	-	-	-	-	(1)	-	(1)

Recoveries	17	2	-	-	1	-	20

Provision for loan losses	461	1,443	(301)	67	-	(220)	1,450

Balance at September 30, 2017	$7,716	$16,834	$3,940	$1,052	$2	$326	$29,870

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

	Nine Months Ended September 30, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

Charge-offs	(17,066)	-	-	(18)	(7)	-	(17,091)

Recoveries	87	-	-	-	5	-	92

Provision	18,695	1,116	43	183	4	(41)	20,000

Balance at September 30, 2018	$9,949	$18,228	$4,790	$1,215	$3	$564	$34,749

	Nine Months Ended September 30, 2017
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

Charge-offs	-	(71)	-	-	(12)	-	(83)

Recoveries	158	50	-	-	1	-	209

Provision for loan losses	926	4,272	(849)	94	10	(453)	4,000

Balance at September 30, 2017	$7,716	$16,834	$3,940	$1,052	$2	$326	$29,870

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

The following table presents a rollforward of TDRs and the related changes to the allowance for loan losses (“ALLL”) that occurred for the periods presented:

	Nine Months Ended		Year Ended
	September 30, 2018		December 31, 2017
	(dollars in thousands)
	Recorded		Recorded
	Investment	ALLL	Investment	ALLL
TDRs
Beginning balance	$20,518	$-	$13,818	$-
Net additions	18,913	11	10,378	-
Payoffs/paydowns	(7,094)	-	(3,098)	-
Transfers	-	-	(580)	-
Ending balance	$32,337	$11	$20,518	$-

TDRs totaled $32.3 million at September 30, 2018, of which $21.1 million were on nonaccrual status and $11.2 million were performing under restructured terms. At December 31, 2017, TDRs totaled $20.5 million, of which $5.6 million were on nonaccrual status and $14.9 million were performing under restructured terms. TDRs as of September 30, 2018 increased the ALLL during the three and nine months ended September 30, 2018 by $-0- and $147 thousand, respectively. During the nine months ended September 30, 2018, one commercial construction loan and one commercial real estate loan showed collateral improvement, resulting in approximately $136 thousand reduction in specific reserve allocations. There were no charge-offs in connection with a loan modification at the time of modification during the three and nine months ended September 30, 2018. There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2018.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
TDRs	(dollars in thousands)
Commercial	31	$15,737	$15,737
Commercial real estate	2	209	209
Commercial construction	2	1,839	1,839
Residential real estate	2	454	454
Total	37	$18,239	$18,239

Included in the commercial loan segment of the troubled debt restructurings are 27 taxi medallion loans totaling $11.2 million. All 27 taxi medallion loans included above were on nonaccrual status prior to modification, and remain on nonaccrual status post-modification. All loan modifications during the nine months ended September 30, 2018 included interest rate reductions and maturity extensions.

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

The following table presents loans by segment modified as troubled debt restructurings that occurred during the nine months ended September 30, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
TDRs	(dollars in thousands)
Commercial real estate	2	$3,042	$3,042
Commercial construction	1	2,589	2,589
Residential real estate	1	17	17
Total	4	$5,648	$5,648

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

		September 30, 2018
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$47,534	$-	$47,534	$-
Residential mortgage pass-through securities	190,551	-	190,551	-
Commercial mortgage pass-through securities	3,843	-	3,843	-
Obligations of U.S. states and political subdivision	130,388	-	120,947	9,441
Corporate bonds and notes	25,962	-	25,962	-
Asset-backed securities	10,363	-	10,363	-
Certificates of deposit	423	-	423	-
Other securities	975	975	-	-
Total available-for-sale	$410,039	$975	$399,623	$9,441

Equity securities	11,403	11,403	-	-

Derivatives	1,906	-	1,906	-
Total assets	$423,348	$12,378	$401,529	$9,441

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

There were no transfers between Level 1 and Level 2 during the quarter ended September 30, 2018 and during the year ended December 31, 2017.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements at September 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial real estate	$7,820	$-	$-	$7,820
Residential real estate	231			231

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,094	$-	$-	$1,094

Impaired loans – Collateral dependent impaired loans at September 30, 2018 that required a valuation allowance were $8.8 million with a related valuation allowance of $0.7 million compared to $1.1 million with a related valuation allowance of $39 thousand at December 31, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2018	$9,632
Principal paydowns	(191)
Ending balance, September 30, 2018	$9,441

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2017	$18,218
Principal paydowns	(8,586)
Ending balance, December 31, 2017	$9,632

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2018
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,441	Discounted cash flows	Discount rate	2.9%

December 31, 2017
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,632	Discounted cash flows	Discount rate	2.9%

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

September 30, 2018
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$7,820	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 20% [10%]
Residential real estate	$231	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 7% [2%]

December 31, 2017
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,094	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 10% [5%]

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2018 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
September 30, 2018
Financial assets:
Cash and cash equivalents	$155,848	$155,848	$155,848	$-	$-
Securities available-for-sale	410,039	410,039	975	399,623	9,441
Equity Securities	11,403	11,403	11,403	-	-
Loans held-for-sale	270	270	-	-	270
Net loans	4,427,738	4,304,357	-	-	4,304,357
Derivatives	1,906	1,906	-	1,906	-

Financial liabilities:
Noninterest-bearing deposits	758,213	758,213	758,213	-	-
Interest-bearing deposits	3,230,552	3,222,141	1,907,805	1,314,336	-
Borrowings	629,979	626,841	-	626,841	-
Subordinated debentures	128,474	129,165	-	129,165	-

December 31, 2017
Financial assets:
Cash and cash equivalents	$149,582	$149,582	$149,582	$-	$-
Securities available-for-sale	435,284	435,284	15,150	410,502	9,632
Loans held-for-sale	24,845	24,845	-	370	24,475
Net loans	4,139,708	4,118,542	-	-	4,118,542
Derivatives	798	798	-	798	-

Financial liabilities:
Noninterest-bearing deposits	776,843	776,843	776,843	-	-
Interest-bearing deposits	3,018,285	3,018,285	1,842,151	1,176,134	-
Borrowings	670,077	669,680	-	669,680	-
Subordinated debentures	54,699	57,340	-	57,340	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

					Affected Line item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated				Statement Where Net Income is
Comprehensive Income Components	Other Comprehensive Income				Presented

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Sale of investment securities available-for-sale	$-	$-	$-	$1,596	Net gains on sales of securities available-for-sale Income tax expense
	-	-	-	(579)
	$-	$-	$-	$1,017

Amortization of pension plan net actuarial losses	$91	$(103)	$274	$(309)	Other components of net periodic pension expense Income tax expense
	(26)	42	(77)	126
	$65	$(61)	$197	$(183)

Total reclassification	$65	$(61)	$197	$834

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive loss at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(8,208)	$(902)
Cash flow hedge, net of tax	1,370	472
Defined benefit pension and post-retirement plans, net of tax	(3,846)	(3,589)
Total	$(10,684)	$(4,019)

Effective January 1, 2018, the Company implemented ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, the FASB amended existing guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). In order to comply with this new ASU, the Company recorded an adjustment to the balance sheet on January 1, 2018 of approximately $709 thousand that increased retained earnings and increased accumulated other comprehensive loss.

Effective January 1, 2018, the Company implemented ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Under ASU 2016-01, equity securities, with certain exceptions, are to be measured at fair value with changes in fair value recognized in net income. In order to comply with this new ASU, the Company recorded a cumulative-effect adjustment to the balance sheet of approximately $55 thousand. As of September 30, 2018, the Company’s equity securities had readily determinable fair values.

Note 9. Stock Based Compensation

Restricted stock, options and restricted stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options, performance units and restricted stock units do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are handled on a case-by-case basis. Compensation expense for the three and nine months ended September 30, 2018 were $0.6 million and $1.3 million, respectively, while the compensation expense for the three and nine months ended September 30, 2017 were $0.5 million and $1.3 million, respectively.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation – (continued)

Activity under the Company’s options as of and for the nine months ended September 30, 2018 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Stock	Exercise	Term	Aggregate
	Options	Price	(in years)	Intrinsic Value
Outstanding at December 31, 2017	299,778	$6.18
Granted	-
Exercised	(102,378)	5.12
Forfeited/cancelled/expired	(1,323)	14.24
Outstanding at September 30, 2018	196,077	6.68	1.8	$3,346,546

Exercisable at September 30, 2018	196,077	$6.68	1.8	$3,346,546

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares as of and for the nine months ended September 30, 2018 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2017	103,078	$20.41
Granted	23,018	28.08
Vested	(58,002)	20.33
Forfeited/cancelled/expired	(666)	24.25
Nonvested at September 30, 2018	67,428	23.07

As of September 30, 2018, there was approximately $920,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 1.1 years. A total of -0- and 23,018 restricted shares were granted during the three and nine months ended September 30, 2018, respectively, and 1,000 and 56,164 for the three and nine months ended September 30, 2017, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation – (continued)

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2017	151,194		$19.19
Awarded	19,614		31.35
Change in Estimate	(15,172)
Vested	(69,627)		19.46
Unearned at September 30, 2018	86,009	151,772	$22.06

At September 30, 2018, the specific number of shares related to performance units that were expected to vest was 86,009, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At September 30, 2018 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 151,772.

At September 30, 2018, compensation cost of approximately $822,000 related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.8 years. A total of -0- and 19,614 performance units were awarded during the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018, 69,627 shares were issued in satisfaction of earned performance units. The shares issued were calculated based on a net down of 26,955 shares to satisfy tax obligations created by vesting.

A summary of the status of unearned restricted stock units and the change during the period is presented in the table below:

Weighted
Average Grant
	Units	Date Fair
	(expected)	Value
Unearned at December 31, 2017	-	$-
Awarded	29,423	31.35
Forfeited	-	-
Vested	-	-
Unearned at September 30, 2018	29,423	$31.35

At September 30, 2018, the specific number of shares related to restricted stock units that were expected to vest was approximately 29,423. Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be repurchased to satisfy the tax obligations of the recipient.

At September 30, 2018, compensation cost of approximately $756,000 related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.4 years. A total of 29,423 and -0- restricted stock units were awarded during the nine months ended September 30, 2018 and 2017, respectively.

Effective January 1, 2017, the Company implemented ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Included in income tax expense for the nine months ended September 30, 2018 and September 30, 2017 is a benefit of approximately $887 thousand and $181 thousand, respectively, which resulted from the effect of implementing ASU 2016-09.

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

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2018	2017
	(dollars in thousands)
Service cost	$-	$-
Interest cost	106	119	Other components of net periodic pension expense
Expected return on plan assets	(190)	(160)	Other components of net periodic pension expense
Net amortization	91	103	Other components of net periodic pension expense
Total periodic pension cost	$7	$62

	Nine Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2018	2017
	(dollars in thousands)
Service cost	$-	$-
Interest cost	320	358	Other components of net periodic pension expense
Expected return on plan assets	(573)	(480)	Other components of net periodic pension expense
Net amortization	274	309	Other components of net periodic pension expense
Recognized settlement loss	-	2	Other components of net periodic pension expense
Total periodic pension cost	$21	$189

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Components of Net Periodic Pension Cost – (continued)

This ASU is also required to be applied retrospectively to all periods presented. The following table summarizes the impact of retrospective application to the consolidated statement of condition for the three and nine months ended September 30, 2017:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2017
	(dollars in thousands)
Other components of net periodic pension expense
As previously reported	$-	$-
As reported under the new guidance	62	189

Salaries and employee benefits
As previously reported	$8,872	$25,710
As reported under the new guidance	8,810	25,521

Contributions

The Company made a $2.0 million contribution to the Pension Trust during the three months ended March 31, 2018. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2018. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 11. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$629,979	2.32%	$670,077	1.76%

By remaining period to maturity:
Less than 1 year	$459,979	2.24%	$505,077	1.59%
1 year through less than 2 years	25,000	1.85%	35,000	1.60%
2 years through less than 3 years	95,000	2.76%	85,000	2.65%
3 years through less than 4 years	25,000	2.13%	45,000	2.15%
4 years through 5 years	25,000	2.92%	-	-
Total FHLB borrowings	$629,979	2.32%	$670,077	1.76%

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at September 30, 2018 were primarily collateralized by approximately $1.7 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At September 30, 2018 the Company had remaining borrowing capacity of approximately $1.0 billion at FHLB.

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months and nine months ended September 30, 2018 and 2017. Items outside of ASC 606 are noted as such.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2018	2017(b)
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$222	$228
Other	186	193
Interchange income	152	153
Net gains on sales of loans (a)	2	50
Wire transfer fees (a)	73	63
Loan servicing fees (a)	16	47
Bank owned life insurance (a)	751	985
Other	27	37
Total noninterest income	$1,429	$1,756

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2017(b)
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$590	$587
Other	482	552
Interchange income	465	499
Net gains on sales of loans (a)	31	120
Wire transfer fees (a)	222	184
Loan servicing fees (a)	64	97
Bank owned life insurance (a)	2,300	2,402
Net gains on sales of securities (a)	-	1,596
Annuities and insurance commissions (a)	-	39
Other	70	104
Total noninterest income	$4,224	$6,180

(a)	Not within scope of ASC 606
(b)	The Company elected the modified respective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

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

Note 13. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2018 was 5.19%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at September 30, 2018 and December 31, 2017.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points. As of September 30, 2018, unamortized costs related to this debt issuance were approximately $317,000.

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of September 30, 2018, unamortized costs related to this debt issuance were approximately $1,364,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of September 30, 2018 and December 31, 2017:

Gross Amounts Not Offset
Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the		Cash or
		Statement of	Statement of	Financial	Financial
	Gross Amounts	Financial	Financial	Instruments	Instrument	Net
	Recognized	Condition	Condition	Recognized	Collateral	Amount
(dollars in thousands)
September 30, 2018
Assets:
Interest rate swaps
	$1,906	$-	$1,906	$-	$-	$1,906
December 31, 2017
Assets:
Interest rate swaps
	$798	$-	$798	$-	$-	$798

As of September 30, 2018 and December 31, 2017, there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2018 and December 31, 2017. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

The evaluation of the adequacy of the ALLL includes, among other factors, an analysis of historical loss rates by loan segment applied to current loan totals. However, actual loan losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The ALLL is established through a provision for loan losses charged to expense. Management believes that the current ALLL will be adequate to absorb loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan segment and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the ALLL may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 6 of the Notes to Consolidated Financial Statements.

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

Operating Results Overview

Net income for the three months ended September 30, 2018 amounted to $19.9 million compared to $13.1 million for the comparable 2017 three-month period. The Company’s diluted earnings per share were $0.61 for the three months ended September 30, 2018 as compared with diluted earnings per share of $0.41 for the comparable 2017 three-month period. The increase in net income and diluted earnings per share was primarily attributable to an increase in net interest income ($2.9 million), a decrease in provision for loan losses ($0.4 million) and a decrease in income tax expense ($3.5 million).

Net income for the nine months ended September 30, 2018 amounted to $41.7 million compared to $32.6 million for the comparable nine-month period ended September 30, 2017. The Company’s diluted earnings per share were $1.29 for the nine months ended September 30, 2018 as compared with diluted earnings per share of $1.01 for the comparable nine-month period ended September 30, 2017. The increase in net income and diluted earnings per share was primarily attributable to an increase in net interest income ($11.8 million), a decrease in provision for loan losses excluding taxi ($1.0 million) and a decrease in income tax expense ($5.5 million), partially offset by a net increase in charges related to taxi medallion loans ($1.7 million), a decrease in noninterest income ($2.0 million), and an increase in noninterest expenses ($5.6 million) (excluding taxi charges of $15.3 million).

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

Fully taxable equivalent net interest income for the three months ended September 30, 2018 was $40.4 million, an increase of $2.5 million, or 6.6%, from the three months ended September 30, 2017, resulting from an increase in average total interest-earning assets of 10.9%, primarily reflecting significant organic loan growth, offset by a contraction of the net interest margin of 14 basis-points to 3.30% for the three months ended September 30, 2018 from 3.44% for the three months ended September 30, 2017. Included in net interest income was accretion and amortization of purchase accounting adjustments of $0.2 million during the three months ended September 30, 2018 and $0.3 million during the three months ended September 30, 2017. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.29% for the three months ended September 30, 2018, contracting by 12 basis-points from 3.41% for the three months ended September 30, 2017. The decrease in the adjusted net interest margin was primarily attributable to a long-term subordinated debt issuance during the first quarter of 2018, the change in the taxable equivalent adjustment due to the Tax Act, increased cost of deposits and lower yields on securities.

Fully taxable equivalent net interest income for the nine months ended September 30, 2018 was $118.5 million, an increase of $10.5 million, or 9.7%, from the nine months ended September 30, 2017, resulting from an increase in total average interest-earning assets of 14.8% due to significant organic loan growth. Net interest margin was 3.29% for the nine months ended September 30, 2018, contracting 15 basis-points from 3.44% for the nine months ended September 30, 2017. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.1 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.25% for the nine months ended September 30, 2018, contracting by 15 basis-points from adjusted net interest margin of 3.40% for the nine months ended September 30, 2017. The decrease in the adjusted net interest margin was primarily attributable to a long-term subordinated debt issuance during the first quarter of 2018, the change in the taxable equivalent adjustment due to the Tax Act, increased cost in deposits funding and lower yields on securities.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2018 and 2017, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$423,566	$3,147	2.95%	$397,077	$3,033	3.03%
Loans receivable and loans held-for-sale (2) (3) (4)	4,362,905	51,973	4.73	3,898,404	43,683	4.45
Federal funds sold and interest-bearing with banks	42,164	183	1.72	53,820	170	1.25
Restricted investment in bank stocks	28,043	530	7.50	29,236	362	4.91
Total interest-earning assets	4,856,678	55,833	4.56	4,378,537	47,248	4.28
Noninterest-earning assets:
Allowance for loan losses	(33,943)			(28,999)
Other noninterest-earning assets	363,438			363,949
Total assets	$5,186,173			$4,713,487

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,296,165	$6,477	1.98	$1,005,997	$3,593	1.42
Other interest-bearing deposits	1,854,763	4,204	0.90	1,816,162	2,520	0.55
Total interest-bearing deposits	3,150,928	10,681	1.34	2,822,159	6,113	0.86
Borrowings	531,251	2,839	2.12	570,711	2,353	1.64
Subordinated debentures (5)	128,420	1,831	5.66	54,630	813	5.90
Capital lease	2,554	38	5.90	2,688	40	5.90
Total interest-bearing liabilities	3,813,153	15,389	1.60	3,450,188	9,319	1.07
Noninterest-bearing demand deposits	761,782			688,707
Other liabilities	21,110			17,972
Total noninterest-bearing liabilities	782,892			706,679
Stockholders’ equity	590,128			556,620
Total liabilities and stockholders’ equity	$5,186,173			$4,713,487
Net interest income (tax-equivalent basis)		40,444			37,929
Net interest spread (6)			2.96%			3.21%
Net interest margin (7)			3.30%			3.44%
Tax-equivalent adjustment		(482)			(910)
Net interest income		$39,962			$37,019

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21% and 35% federal tax rates as of September 30, 2018 and September 30, 2017, respectively.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Average balances are net of debt issuance costs of $1,735 and $525 as of September 30, 2018 and September 30, 2017, respectively. Amortization expense related to debt issuance costs included in interest expense was $82 and $41 as of September 30, 2018 and September 30, 2017, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$432,475	$9,200	2.84%	$384,782	$9,272	3.22%
Loans receivable and loans held-for-sale (2) (3) (4)	4,294,792	148,994	4.64	3,716,876	123,009	4.42
Federal funds sold and interest-bearing with banks	63,506	607	1.28	73,424	555	1.01
Restricted investment in bank stocks	30,402	1,517	6.67	26,177	982	5.02
Total interest-earning assets	4,821,175	160,318	4.45	4,201,259	133,818	4.26
Noninterest-earning assets:
Allowance for loan losses	(32,915)			(27,533)
Other noninterest-earning assets	337,509			358,161
Total assets	$5,125,769			$4,531,887

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,261,660	$17,096	1.81	$982,149	$9,996	1.36
Other interest-bearing deposits	1,811,966	10,442	0.77	1,745,742	6,722	0.51
Total interest-bearing deposits	3,073,626	27,538	1.20	2,727,891	16,718	0.82
Borrowings	591,348	8,856	2.00	509,625	6,581	1.73
Subordinated debentures (5)	124,029	5,345	5.76	54,590	2,431	5.95
Capital lease	2,588	117	6.04	2,720	123	6.05
Total interest-bearing liabilities	3,791,591	41,856	1.48	3,294,826	25,853	1.05
Noninterest-bearing demand deposits	735,345			670,709
Other liabilities	18,728			17,652
Total noninterest-bearing liabilities	754,073			688,361
Stockholders’ equity	580,105			548,700
Total liabilities and stockholders’ equity	$5,125,769			$4,531,887
Net interest income (tax-equivalent basis)		118,462			107,965
Net interest spread (6)			2.97%			3.21%
Net interest margin (7)			3.29%			3.44%
Tax-equivalent adjustment		(1,408)			(2,704)
Net interest income		$117,054			$105,261

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21% and 35% federal tax rates as of September 30, 2018 and September 30, 2017, respectively.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Average balances are net of debt issuance costs of $1,730 and $565 as of September 30, 2018 and September 30, 2017, respectively. Amortization expense related to debt issuance costs included in interest expense was $250 and $124 as of September 30, 2018 and September 30, 2017, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.4 million for the three months ended September 30, 2018, compared with $1.8 million for the three months ended September 30, 2017. Noninterest income consists of income on bank owned life insurance (“BOLI”), net gains on sales of loans held-for-sale, deposit service fees, loan fees, and other income. The decrease from the prior year third quarter was mainly attributable to a BOLI death benefit in the prior period.

Noninterest income totaled $4.2 million for the nine months ended September 30, 2018, compared with $6.2 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, there were $-0- and $1.6 million of net securities gains, respectively. Excluding the securities gains, noninterest income decreased $0.4 million from the prior year third quarter due primarily to a BOLI death benefit in the prior period.

Noninterest Expenses

Noninterest expenses totaled $18.3 million for the three months ended September 30, 2018, compared to $18.6 million for the three months ended September 30, 2017. Noninterest expenses decreased by $0.3 million from the prior year third quarter due primarily to a $3.0 million valuation allowance adjustment on taxi medallion loans held-for-sale that occurred during the prior year third quarter, partially offset by increases in salaries and employee benefits ($1.4 million), and other expenses ($0.7 million), both mainly due to increased levels of business and staff resulting from organic growth, changes in fair value of equity securities ($0.2 million) and merger-related expenses ($0.4 million).

Noninterest expenses totaled $52.5 million for the nine months ended September 30, 2018, compared to $62.2 million for the nine months ended September 30, 2017. Noninterest expenses decreased by $9.7 million from the prior year nine-month period due primarily to a $15.3 million valuation allowance adjustment on taxi medallion loans held-for-sale that occurred during the prior year nine-month period, partially offset by increases in salaries and employee benefits ($4.1 million), other expenses ($1.1 million), changes in fair value of equity securities ($0.3 million) and merger-related expenses ($0.4 million). The increases over the prior year nine-month period (excluding the valuation allowance on the taxi medallions) were mainly the result of increased levels of business and staff resulting from organic growth.

Income Taxes

Income tax expense was $2.1 million for the three months ended September 30, 2018, compared to $5.6 million for the three months ended September 30, 2017. The decrease in income tax expense was primarily the result of a reduced Federal tax rate due to the Tax Act, benefits related to Federal and NJ deferred tax asset adjustments and benefits resulting from ASU 2016-09. The effective tax rate for the three months ended September 30, 2018 and September 30, 2017 was 9.6% and 30.0%, respectively.

Income tax expense was $7.1 million for the nine months ended September 30, 2018, compared to $12.6 million for the nine months ended September 30, 2017. The decrease in income tax expense was primarily the result of a reduced Federal tax rate due to the Tax Act, benefits related to Federal and NJ deferred tax asset adjustments and benefits resulting from ASU 2016-09. The effective tax rate for the nine months ended September 30, 2018 was 14.6% versus 27.9% for the prior-year period. The effective tax rate, exclusive of income tax expense adjustments, is anticipated to increase to approximately 26% for 2019, due to the recent NJ corporate tax legislation.

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

					Amount
	September 30, 2018		December 31, 2017		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$933,169	20.9%	$824,082	19.7%	$109,087
Commercial real estate	2,739,943	61.3	2,592,909	62.1	147,034
Commercial construction	494,206	11.1	483,216	11.6	10,990
Residential real estate	295,948	6.6	271,795	6.5	24,153
Consumer	2,508	0.1	2,808	0.1	(300)
Gross loans	$4,465,774	100.0%	$4,174,810	100.0%	$290,964

At September 30, 2018, gross loans totaled $4.5 billion, an increase of $291 million, or 7.0%, as compared to December 31, 2017. Net loan growth was attributable to increases in commercial real estate ($147 million), commercial loans ($109 million), residential real estate and consumer ($24 million) and commercial construction ($11 million). Included in the commercial real estate increase was approximately $25 million of loans previously classified as held-for-sale but now classified as loans held-for-investment.

At September 30, 2018, acquired loans remaining in the loan portfolio totaled $0.3 billion, compared to $0.5 billion as of December 31, 2017.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“ALLL”) is to establish a valuation allowance for probable incurred credit losses in the loan portfolio. Additions to the ALLL are made through provisions charged against current operations and through recoveries made on loans previously charged off. The ALLL is maintained at an amount considered adequate by management to provide for probable incurred credit losses inherent in the loan portfolio based upon historical losses and a periodic evaluation of external and portfolio risk factors. In establishing an appropriate ALLL, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan segments, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. The Company’s analysis of its ALLL also takes into consideration the potential impact that current trends may have on the Company’s borrower base.

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

At September 30, 2018, the ALLL was $34.7 million as compared to $31.7 million at December 31, 2017. The provision for loan losses for the three months ended September 30, 2018 was $1.1 million, compared to $1.5 million for the three months ended September 30, 2017. The decrease in the provision for loan losses was primarily attributable to a decrease in provision allocated to the acquired loan portfolio. The provision for loan losses for the nine months ended September 30, 2018 was $20.0 million, compared to $4.0 million for the nine months ended September 30, 2017. The increase in provision for loan losses was primarily attributable to $17.0 million allocation related to the taxi medallion loan portfolio.

There were $55 thousand in net recoveries during the three months ended September 30, 2018, compared with $19 thousand in net recoveries during the three months ended September 30, 2017. There were $17.0 million in net charge-offs during the nine months ended September 30, 2018, compared to $126 thousand in net recoveries during the nine months ended September 30, 2017. The increase in charge-offs during the nine months ended September 30, 2018 is attributable to a $17.0 million charge-off related to the taxi medallion loan portfolio. The $17.0 million charge-off was a result of decreases in the transfer values of medallions as reported by the New York City Taxi and Limousine Commission, as well as a reduction in the Company’s cash flow valuation model. The ALLL as a percentage of loans receivable amounted to 0.78% at September 30, 2018 compared to 0.76% at December 31, 2017 and 0.77 % at September 30, 2017.

The level of the allowance for the respective periods of 2018 and 2017 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at September 30, 2018 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended
	September 30,
	2018	2017
	(dollars in thousands)
Average total loans at end of period	$4,362,905	$3,898,404

Analysis of the ALLL:
Balance - beginning of quarter	$33,594	$28,401
Charge-offs:
Consumer	(6)	(1)
Total charge-offs	(6)	(1)
Recoveries:
Commercial	56	17
Commercial real estate	-	2
Consumer	5	1
Total recoveries	61	20
Net (charge-offs) recoveries	55	19
Provision for loan and losses	1,100	1,450
Balance - end of period	$34,749	$29,870
Ratio of annualized net charge-offs during the period to average loans during the period	(0.01)%	(0.00)%

Loans receivable	$4,462,487	$3,889,289
ALLL as a percentage of loans receivable	0.78%	0.77%

	Nine Months Ended
	September 30,
	2018	2017
	(dollars in thousands)
Average total loans at end of period	$4,294,792	$3,716,876

Analysis of the ALLL:
Balance - beginning of quarter	$31,748	$25,744
Charge-offs:
Commercial-taxi medallion loans	(17,046)	-
Commercial-other	(20)	-
Commercial real estate	-	(71)
Residential real estate	(18)	-
Consumer	(7)	(12)
Total charge-offs	(17,091)	(83)
Recoveries:
Commercial-other	87	158
Commercial real estate	-	50
Consumer	5	1
Total recoveries	92	209
Net (charge-offs) recoveries	(16,999)	126
Provision for loan and losses	20,000	4,000
Balance - end of period	$34,749	$29,870
Ratio of annualized net charge-offs during the period to average loans during the period	0.53%	(0.00)%

Loans receivable	$4,462,487	$3,889,289
ALLL as a percentage of loans receivable	0.78%	0.77%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccrual loans	$53,015	$65,613
OREO	-	538
Total nonperforming assets (1)	$53,015	$66,151

Performing TDRs	$11,243	$14,920
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$1,648	$1,664

(1)	Nonperforming assets are defined as nonaccrual loans and other real estate owned.

Nonaccrual loans to total loans receivable	1.19%	1.57%
Nonperforming assets to total assets	0.99%	1.29%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.48%	1.98%

The decrease in nonaccruals from the year-end 2018 was mainly attributable to a $17.0 million charge-off, related to the taxi medallion loan portfolio (which is included in the Commercial loan segment).

Investment Securities

As of September 30, 2018, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the quarter ended September 30, 2018, average securities increased $26.5 million to approximately $423.6 million, or 8.7% of average total interest-earning assets, from approximately $397.1 million, or 9.1% of average interest-earning assets, for the comparable period in 2017.

At September 30, 2018, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $8.2 million as compared with net unrealized losses of $0.9 million at December 31, 2017. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary 55 because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2018 and December 31, 2017, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2018, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.28%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.44%. As of December 31, 2017, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.31%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.40%.

Based on our model, which was run as of September 30, 2018, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.85%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.17%. As of December 31, 2017, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.16%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.41%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2018, would decline by 13.09% with an instantaneous rate shock of up 200 basis points, and increase by 3.49% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2017, would decline by 12.83% with an instantaneous rate shock of up 200 basis points, and increase by 4.02% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one year NII sensitivity as of September 30, 2018.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$474,448	$(117,523)	(19.85)	+300	$169,179	$2,826	1.70
+200	514,454	(77,517)	(13.09)	+200	168,482	2,129	1.28
+100	555,834	(36,137)	(6.10)	+100	167,731	1,378	0.83
0	591,971	-	0.0	0	166,353	-	0.0
-100	612,632	20,661	3.49	-100	163,951	(2,402)	(1.44)

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

At September 30, 2018, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2018, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $419.4 million, which represented 7.8% of total assets and 9.1% of total deposits and borrowings, compared to $423.4 million as of December 31, 2017, which represented 8.3% of total assets and 9.5% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2018, had the ability to borrow $1.7 billion. In addition, at September 30, 2018, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $8.0 million. At September 30, 2018, the Bank had aggregate available and unused credit of approximately $1.0 billion, which represents the aforementioned facilities totaling $1.7 billion net of $740 million in outstanding borrowings and letters of credit. At September 30, 2018, outstanding commitments for the Bank to extend credit were approximately $823 million.

Cash and cash equivalents totaled $155.8 million at September 30, 2018, increasing by $6.3 million from $149.6 million at December 31, 2017. Operating activities provided $67.3 million in net cash. Investing activities used $281.6 million in net cash, primarily reflecting an increase in loans and net cash flow from the securities portfolio. Financing activities provided $220.5 million in net cash, primarily reflecting a net increase of $193.7 million in deposits, increase of subordinated notes of $73.5 million and net decrease in FHLB advances of $40.0 million.

Deposits

Total deposits increased by $194 million, or 5.1%, to $4.0 billion at September 30, 2018 from December 31, 2017. The increase was attributable to increases in interest-bearing demand and time deposits, offset by decreases in noninterest-bearing demand, money market deposits, and savings. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	September 30, 2018		December 31, 2017		(Decrease)
	Amount	%	Amount	%	2018 vs. 2017
	(dollars in thousands)
Demand, noninterest-bearing	$758,213	19.0%	$776,843	20.5%	$(18,630)
Demand, interest-bearing	795,962	20.0	636,339	16.8	159,623
Money market	949,103	23.8	1,033,525	27.2	(84,422)
Savings	162,740	4.1	168,452	4.4	(5,712)
Time	1,322,747	33.1	1,179,969	31.1	142,778
Total deposits	$3,988,765	100.0%	$3,795,128	100.0%	$193,637

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate at September 30, 2018 was 5.19%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $595 million at September 30, 2018, an increase of $29 million from December 31, 2017. The increase in stockholders’ equity was primarily attributable to increases in retained earnings of $35 million, partially offset by increases in accumulated other comprehensive losses of $7 million. As of September 30, 2018, the Company’s tangible common equity ratio and tangible book value per share were 8.56% and $13.87, respectively. Tangible book value per share increased $0.49, or 3.7%, from the sequential quarter. As of December 31, 2017, the tangible common equity ratio and tangible book value per share were 8.41% and $13.01, respectively. Total goodwill and other intangible assets were approximately $148 million as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
	(dollars in thousands, except for share and per share data)
Stockholders’ equity	$594,871	$565,437

Less: Goodwill and other intangible assets	147,791	148,273
Tangible common stockholders’ equity	$447,080	$417,164

Common stock outstanding at period end	32,239,928	32,071,860

Book value per common share	$18.45	$17.63
Less: Goodwill and other intangible assets	4.58	4.62
Tangible book value per common share	$13.87	$13.01

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2018 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$461,570	9.15%	$201,813	4.00%	N/A	N/A
CET I risk-based ratio	456,415	9.50	216,108	4.50	N/A	N/A
Tier 1 risk-based capital	461,570	9.61	288,144	6.00	N/A	N/A
Total risk-based capital	621,319	12.94	384,192	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$536,863	10.64%	$201,789	4.00%	$252,236	5.00%
CET I risk-based ratio	536,863	11.18	216,113	4.50	312,163	6.50
Tier 1 risk-based capital	536,863	11.18	288,150	6.00	384,200	8.00
Total risk-based capital	603,862	12.57	384,200	8.00	480,251	10.00

N/A - not applicable

As of September 30, 2018, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. When fully phased in on January 1, 2019, each of the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. The implementation of this capital conservation buffer began on January 1, 2016 at a level of 0.625%, and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of September 30, 2018 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 1.74% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.70% above the minimum buffer ratio.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below, the Company is not subject to any legal proceedings, which could have a materially adverse impact on its results of operations and financial condition.

Two complaints have been filed in the Supreme Court of the State of New York in connection with our previously announced merger with Greater Hudson Bank. Each seeks class action status and asserts that Greater Hudson Bank and the members of its Board violated their duties to Greater Hudson Bank shareholders in connection with the proposed merger. One of these complaints also alleges that ConnectOne Bancorp, Inc. has aided and abetted the individual defendants in their alleged breaches of fiduciary duties.

The asserted factual bases for the allegations of breach of duty include, generally that Greater Hudson Bank and its Board failed in its duty to disclose all material facts in this proxy statement in order to allow Greater Hudson's shareholders to make an informed decision as to whether to vote in favor of the merger agreement, including failure to adequately disclose: (i) alleged conflicts of interest of the special committee of Greater Hudson's Board with respect to the transaction; (ii) the purported sale process Board engaged; and (iii) the details of the analyses underlying the opinion prepared by the Greater Hudson's financial advisor that the consideration is fair to Greater Hudson shareholders.

Both we and Greater Hudson Bank are evaluating the complaints, and we intend to vigorously defend the allegations contained in the complaints.

Item 1a. Risk Factors

There have been no changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K as supplemented by our form 10-Q for the quarter ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 11, 2018, by and between ConnectOne Bancorp, Inc., ConnectOne Bank and Greater Hudson Bank*

10.1	Form of Voting Agreement executed by all directors and executive officers of Greater Hudson Bank.*

10.2	Voting and Sell Down Agreement with Kenneth J. Torsoe*

10.3	Registration Rights Agreement with Kenneth J. Torsoe*

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to exhibits 10.1, 10.2 and 10.3 to the Registrant’s Current Report on Form 8-k filed on July 12, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: November 2, 2018		Date: November 2, 2018

