Form 10-K
period 2018-12-31
ConnectOne Bancorp, Inc.
filed 2019-02-28
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2018

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has required to submit and post such files.) YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated ☐	Small Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  ☐  NO  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $737.9 million.

Shares Outstanding on February 27, 2019
Common Stock, no par value: 35,425,481 shares

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

On July 11, 2018, the Company entered into an Agreement and Plan of Merger with Greater Hudson Bank (“GHB”), under which GHB would merge with and into ConnectOne Bank, with ConnectOne Bank as the surviving bank. This transaction was consummated effective January 2, 2019. As part of this merger, the Company acquired approximately $0.4 billion in loans, assumed approximately $0.4 billion in deposits and acquired seven branch offices located in Rockland, Orange and Westchester, Counties, New York.

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

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at https://www.connectonebank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of conduct that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit/Risk Committee, Nominating and Corporate Governance Committee and Compensation Committee.

Additionally, the Company will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to ConnectOne Bancorp, Inc., Attention: Investor Relations, 301 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Narrative Description of the Business

ConnectOne is New Jersey/New York metro area commercial bank offering a full suite of deposit and loan products and services to the general public and, in particular, to small and mid-sized businesses, local professionals and individuals residing, working and conducting business in our trade area. Our mission is to prove that putting people first is a better way to do business.

Our talented, diverse team of financial experts and relationship specialists know that the demands of a successful business extend far beyond “9-5”. A big part of the trust we’ve earned from entrepreneurs and business owners stems from our firsthand knowledge of the businesses and communities we serve. That trust extends to the families we help thrive, from helping them refinance their homes to being able to easily access accounts wherever and whenever they’re needed.

While we expect to take an opportunistic approach to acquisitions or mergers with whole institutions, banking offices or lines of business that complement our existing strategy, the bulk of our future growth may be organic. Our goal is to open new offices in the counties contained in our broader trade area discussed below, however, we do not believe that we need to establish a physical location in each market that we serve. We believe that advances in technology have created new delivery channels which allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. Our experience has shown that, the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

Our Market Area

Our banking offices are located in within a 70-100 mile radius of New York City and span New Jersey, New York City, Long Island, and the Hudson Valley, including Rockland, Orange and Westchester counties. Our market area includes some of the most affluent markets in the United States.

Products and Services

We derive a majority of our revenue from net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business clients, we provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, Treasury Direct, ACH origination, lockbox services and mobile banking by phone. In addition, we offer safe deposit boxes. The Bank also offers remote deposit capture banking for both retail and business clients, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost.

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

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment, and liens on commercial and residential real estate. Included in commercial loans are loans secured by New York City taxi medallions. As of December 31, 2018, the carrying value of our taxi medallion portfolio was $28.0 million. All of our taxi medallion loans are secured by New York City taxi medallions.

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

The Board of Directors has approved a loan policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, Chief Lending Officer and Chief Credit Officer) can approve loans up to $25 million in aggregate loan exposure and which do not exceed 65% of the Legal Lending Limit of the Bank (currently $87 million as of December 31, 2018 for most loans), provided that (i) the credit does not involve an exception to policy and a principal balance greater than $7.5 million or $20 million in all credit outstanding to the borrower in the aggregate, (ii) the credit does not exceed certain dollar amount thresholds set forth in our policy, which varies by loan type, and (iii) the credit is not extended to an insider of the Bank. The Board Loan Committee (which includes the Chief Executive Officer and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($87.0 million) and 25% of the capital base for loans secured by readily marketable collateral ($145.0 million). At December 31, 2018, the Bank’s largest committed relationship (to several affiliated borrowers) totaled $68.7 million. The Bank’s largest single loan outstanding at December 31, 2018 was $34.7 million.

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

Competition

The banking business is highly competitive. We face substantial immediate competition and potential future competition both in attracting deposits and in originating loans. We compete with numerous commercial banks, savings banks and savings and loan associations, many of which have assets, capital and lending limits larger than those that we have. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities. In addition, the banking industry in general has begun to face competition for deposit, credit and money management products from non-bank technology firms, or fintech companies, which may offer products independently or through relationships with insured depository institutions.

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

The Holding Company Act prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than 5% of the voting stock of any other bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB, embodied in FRB regulations, provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank(s) and to commit resources to support the subsidiary bank(s) in circumstances in which it might not do so absent that policy.

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

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry, as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-

Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. See “Capital Adequacy Guidelines” for a description of capital requirements adopted by U.S. federal banking regulators in 2013 and the treatment of trust preferred securities under such rules.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the designated reserve ratio at 2.0%.

•	Shareholder Votes. The Dodd-Frank Act requires publicly traded companies like the Company to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The SEC has not yet adopted such rules.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. In addition, some of the requirements of the Dodd-Frank Act that were implemented have already been revised. See “Economic Growth, Regulatory Relief and Consumer Protection Act” below. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements (which, in turn, could require the Company and the Bank to seek additional capital) or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Economic Growth, Regulatory Relief and Consumer Protection Act.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), adopted in May of 2018, was intended to provide regulatory relief to midsized and regional banks. While many of its provisions are aimed at larger institutions, such as raising the threshold to be considered a systemically important financial institution to $250 billion in assets from $50 billion in assets, many of its provisions will provide regulatory relief to those institutions with $10 billion or more in assets, as well as to those institutions with less than $10 billion in assets. Among other things, the EGRRCPA increased the asset threshold for depository institutions and holding companies to perform stress tests required under Dodd Frank from $10 billion to $250 billion, exempted institutions with less than $10 billion in consolidated assets from the Volcker Rule, raised the threshold for the requirement that publicly traded holding companies have a risk committee from $10 billion in consolidated assets to $50 billion in consolidated assets, directed the federal banking agencies to adopt a “community bank leverage ratio”, applicable to institutions and holding companies with less than $10 billion in assets, and to provide that compliance with the new ratio would be deemed compliance with all capital requirements applicable to the institution or holding company, and provided that residential mortgage loans meeting certain criteria and originated by institutions with less than $10 billion in total assets will be deemed to meet the “ability to repay rule” under the Truth in Lending Act. In addition, the EGRRCPA limited the definition of loans that would be subject to the higher risk weighting applicable to High Volatility Commercial Real Estate.

Many of the regulations needed to implement the EGRRCPA have yet to be promulgated by the federal banking agencies, and so it is still uncertain how full implementation of the EGRRCPA will affect the Company and the Bank.

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

The New Rules provide for several deductions from and adjustments to CET1. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

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

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $3.1 million in total FDIC assessments in both 2018 and 2017.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $139 thousand in 2018, as compared to $210 thousand in 2017.

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

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all of the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. All such dividends are subject to the laws of the State of New Jersey, the Banking Act, the Federal Deposit Insurance Act (“FDIA”) and the regulation of the Banking Department and of the FDIC.

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

At December 31, 2018, we had $3.2 billion of commercial real estate loans, including commercial construction loans, which represented 71.4% of loans receivable. Concentrations in commercial real estate are also monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 480% of total risk-based capital.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

Although the economy in our market area generally, and the real estate market in particular, is growing, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate. Many factors, including the exchange rate for the U.S. dollar, potential international trade tariffs, and changes in federal tax laws affecting the deductibility of state and local taxes and mortgage interest could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2018, we had $2.8 billion in commercial real estate loans outstanding. Approximately 63% of the loans, or $1.7 billion, had been originated in the past three years. In addition, as part of the GHB merger, we acquired $0.4 billion in loans from GHB. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Our portfolio of loans secured by New York City taxi medallions could expose us to credit losses.

We maintain a significant credit exposure ($28.0 million carrying value as of December 31, 2018) of nonaccrual loans secured by New York City taxi medallions. The taxi industry in New York City is facing significant competition and pressure from technology based ride share companies such as Uber and Lyft. This has resulted in volatility in the pricing of medallions, and has impacted the earnings of many medallion holders, including our borrowers. Any further deterioration in the value of New York City taxi medallions, or in the medallion taxi industry in New York City, could expose us to additional losses through additional write downs on these loans.

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which could require us to increase our allowance for loan losses, and will likely greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

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

Competition in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans. This competition currently comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

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

We have also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2018, governmental and municipal deposits accounted for approximately $446 million in deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

In addition, the banking industry in general has begun to face competition for deposit, credit and money management products from non-bank technology firms, or fintech companies, which my offer products independently or through relationships with insured depository institutions.

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

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; prepayment and maturities of loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations, and access to other funding sources. In addition, in recent periods we have substantially increased our use of alternate deposit origination channels, such as brokered deposits, including reciprocal deposit services, and internet listing services.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to market factors or an adverse regulatory action against us. In addition, our ability to use alternate deposit origination channels could be substantially impaired if we fail to remain “well capitalized”. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Declines in the value of our investment securities portfolio may adversely impact our results.

As of December 31, 2018, we had approximately $412.0 million in investment securities, available-for-sale. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

In addition, as described under “Capital Adequacy Guidelines,” banks and bank holding companies are be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The capital conservation buffer is 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

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

Changes in tax laws contained in The Tax Cuts and Jobs Act, enacted in December 2017, include a number of provisions that have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

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

In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been issued, it is possible that the Company will lose the benefit of at least certain of its tax management strategies, and, if so, our total tax expense will likely increase.

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2018, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $75.5 million or 12.01%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business customers via our website, www.cnob.com, including Internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches, which could expose us to claims by customers or other third parties and damage our reputation. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates seven banking offices in Bergen County, NJ, consisting of one office each in Englewood Cliffs, Englewood, Cresskill, Fort Lee, Hackensack, Ridgewood and Saddle River; nine banking offices in Union County, NJ, consisting of three offices in Union Township, and one office each in Springfield Township, Berkeley Heights, and Summit; three banking offices in Morris County, NJ, consisting of one office each in Boonton, Madison and Morristown; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Princeton in Mercer County, NJ; one office in Holmdel in Monmouth County, one banking office in the borough of Manhattan in New York City, one office in Melville, Nassau County on Long Island, one in Astoria, Queens and, as of the closing of the merger with Greater Hudson Bank seven branches in the Hudson Valley, including in White Plains and Tarrytown, in Westchester County, New York, Bardonia and Blauvelt, in Rockland County, New York and in Middletown, Monroe and Warwick, in Orange County, New York. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased locations.

Banking Office Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028; renewable at the Bank’s option
12 East Palisade Avenue, Englewood, NJ	Term expires July 2022; renewable at the Bank’s option
1 Union Avenue, Cresskill, NJ	Term expires June 2026; renewable at the Bank’s option
899 Palisade Avenue, Fort Lee, NJ	Term expires August 2022; renewable at the Bank’s option
142 John Street, Hackensack, NJ	Term expires December 2021; renewable at the Bank’s option
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2024; renewable at the Bank’s option
71 East Allendale Road, Saddle River, NJ	Term expires June 2029; unless canceled or extended by the Bank
356 Chestnut Street, Union, NJ	Term expires May 2027
104 Ely Place, Boonton, NJ	Term expires August 2021
300 Main Street, Madison, NJ	Term expires July 2020
545 Morris Avenue, Summit, NJ	Term expires January 2024; renewable at the Bank’s option
217 Chestnut Street, Newark, NJ	Term expires February 2020; renewable at the Bank’s option
5914 Park Avenue, West New York, NJ	Term expires September 2023; renewable at the Bank’s option
344 Nassau Street, Princeton, NJ	Term expires June 2019
963 Holmdel Road, Holmdel, NJ	Term expires March 2021; renewable at the Bank’s option
551 Madison Avenue, Suite 202, NY, NY	Term expires September 2024
48 South Service Rd, 2nd Fl,, Melville, NY	Term Expires Dec 2024; renewable at the Bank’s option
36-19 Broadway, Astoria, NY	Term Expires June 2028; renewable at the Bank’s option
485 Schutt Rd, Middletown, NY	Term Expires October 2025
62 Main St., Warwick, NY	Term Expires January 2024
715 Route 304, Bardonia NY	Term Expires August 2028
567 North Broadway, White Plains NY	Term Expires December 2027
360 Route 17M, Monroe NY	Term Expires Jan. 2022
155 White Plains Rd., Tarrytown NY	Term Expires December 2026
170 East Erie St, Blauvelt NY	Term Expires Sept. 2025

Item 3. Legal Proceedings

There are no significant pending legal proceedings involving the Company other than those arising out of routine operations. None of these matters would have a material adverse effect on the Company or its results of operations if decided adversely to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2018, the Company had 467 stockholders of record, excluding beneficial owners for whom Cede & Company or others act as nominees.

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made of the Company’s common stock during 2018 or 2017.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 20 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2013 through December 31, 2018.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.
NASDAQ AND KBW BANK INDEX

Assumes $100 Invested on December 31, 2013, with Dividends Reinvested
Year Ended December 31, 2018

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
ConnectOne Bancorp, Inc.	100.00	102.91	102.82	145.27	145.96	105.92
NASDAQ	100.00	114.83	123.00	134.00	173.90	169.00
KBW Bank Index	100.00	109.37	109.90	141.23	167.49	137.82

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2018 and 2017 and the selected consolidated summary of income data for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2016, 2015, 2014 and the selected consolidated summary of income data for the years ended December 31, 2015 and 2014 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	As of or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except share data)
Selected Statement of Financial Condition Data
Total assets	$5,462,092	$5,108,442	$4,426,348	$4,015,909	$3,448,572
Loans receivable	4,541,092	4,171,456	3,475,832	3,099,007	2,538,641
Allowance for loan losses	34,954	31,748	25,744	26,572	14,160
Securities – available-for-sale	412,034	435,284	353,290	195,770	289,532
Securities – held-to-maturity	-	-	-	224,056	224,682
Goodwill and other intangible assets	147,646	148,273	148,997	149,817	150,734
Borrowings	600,001	670,077	476,280	671,587	495,553
Subordinated debt (net of issuance costs)	128,556	54,699	54,534	54,343	5,155
Deposits	4,092,092	3,795,128	3,344,271	2,790,966	2,475,607
Tangible common stockholders’ equity(1)	466,281	417,164	325,127	316,277	284,235
Total stockholders’ equity	613,927	565,437	531,032	477,344	446,219
Average total assets	5,159,567	4,629,380	4,236,758	3,661,306	2,520,524
Average common stockholders’ equity	586,727	553,390	491,110	456,036	301,004
Dividends
Cash dividends paid on common stock	$9,664	$9,612	$9,067	$8,996	$6,940
Dividend payout ratio	16.01%	22.24%	29.19%	21.84%	37.60%
Cash dividends per common share	$0.30	$0.30	$0.30	$0.30	$0.30

Selected Statement of Income Data
Interest income	$216,133	$181,324	$161,241	$140,967	$94,207
Interest expense	(58,918)	(36,255)	(31,096)	(23,814)	(14,808)
Net interest income	157,215	145,069	130,145	117,153	79,399
Provision for loan losses	(21,100)	(6,000)	(38,700)	(12,605)	(4,683)
Net interest income after provision for loan losses	136,115	139,069	91,445	104,548	74,716
Noninterest income	5,739	8,204	9,920	11,173	7,498
Noninterest expense	(70,720)	(78,759)	(58,507)	(54,484)	(54,804)
Income before income tax expense	71,134	68,514	42,858	61,237	27,410
Income tax expense	(10,782)	(25,294)	(11,776)	(19,926)	(8,845)
Net income	60,352	43,220	31,082	41,311	18,565
Preferred stock dividends	-	-	(22)	(112)	(112)
Net income available to common stockholders	$60,352	$43,220	$31,060	$41,199	$18,453

(1)	This measure is not recognized under generally accepted accounting principles in the United States (“GAAP”), and is therefore considered to be non-GAAP financial measures. See –“Non-GAAP Reconciliation Table” for a reconciliation of this measurer to its most comparable GAAP measures.

	As of or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except share data)
Per Common Share Data
Basic earnings per share	$1.87	$1.35	$1.02	$1.37	$0.80
Diluted earnings per share	1.86	1.34	1.01	1.36	0.79
Book value per common share	18.99	17.63	16.62	15.49	14.65
Tangible book value per common share (1)	14.42	13.01	11.96	10.51	9.57

Selected Performance Ratios
Return on average assets	1.17%	0.93%	0.73%	1.13%	0.74%
Return on average common stockholders’ equity	10.29	7.81	6.30	9.03	6.13
Return on average tangible common equity (1)	13.76	10.68	9.09	13.48	8.52
Net interest margin	3.28	3.45	3.38	3.55	3.57

Selected Asset Quality Ratios as a % of loans receivable:
Nonaccrual loans (excluding loans held-for-sale)	1.14%	1.57%	0.16%	0.67%	0.46%
Loans 90 days or greater past due and still accruing (non-PCI)	-	-	-	-	0.05
Loans 90 days or greater past due and still accruing (PCI)	0.04	0.04	0.15	-	-
Performing TDRs	0.21	0.36	0.38	2.77	0.07
Allowance for loan losses	0.77	0.76	0.74	0.86	0.56

Nonperforming assets(2) to total assets	0.95%	1.29%	1.57%	0.58%	0.37%
Allowance for loan losses to nonaccrual loans (excluding loans held- for-sale	146.8	168.4	449.0	128.1	122.0
Net loan charge-offs to average loans(3)	0.41	0.00	1.18	0.01	0.05

Capital Ratios
Leverage ratio	9.34%	8.92%	9.29%	9.07%	9.37%
Common equity Tier 1 risk-based ratio	9.75	9.15	9.74	9.14	n/a
Risk-based Tier 1 capital ratio	9.86	9.26	9.87	9.61	10.44
Risk-based capital ratio	13.15	11.04	11.78	11.77	10.94
Tangible common equity to tangible assets (1)	8.77	8.41	8.93	8.18	8.62

(1)	These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Reconciliation Table” for a reconciliation of these measurers to their most comparable GAAP measures.
(2)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.
(3)	Charge-offs in 2018 and 2016 included $17.0 million and $36.5 million, respectively, related to the taxi medallion portfolio.

Non-GAAP Reconciliation Table

	As of December 31,
	2018	2017	2016	2015	2014
(dollars in thousands, except per share data)
Tangible common equity and tangible common equity/tangible assets
Common stockholders’ equity	$613,927	$565,437	$531,032	$466,094	$434,969
Less: goodwill and other intangible assets	147,646	148,273	148,997	149,817	150,734
Tangible common stockholders’ equity	$466,281	$417,164	$382,035	$316,277	$284,235

Total assets	$5,462,092	$5,108,442	$4,426,348	$4,015,909	$3,448,572
Less: goodwill and other intangible assets	147,646	148,273	148,997	149,817	150,734
Tangible assets	$5,314,446	$4,960,169	$4,277,351	$3,866,092	$3,297,838

Tangible common equity ratio	8.77%	8.41%	8.93%	8.18%	8.62%

Tangible book value per common share
Book value per common share	$18.99	$17.63	$16.62	$15.49	$14.65
Less: goodwill and other intangible assets	4.57	4.62	4.66	4.98	5.08
Tangible book value per common share	$14.42	$13.01	$11.96	$10.51	$9.57

Return on average tangible common equity
Net income available to common stockholders	$60,352	$43,220	$31,060	$41,199	$18,453

Average common stockholders’ equity	$586,727	$553,390	$491,110	$456,036	$301,004
Less: goodwill and other intangible assets	147,970	148,649	149,425	150,296	84,471
Average tangible common stockholders’ equity	$438,757	$404,741	$341,685	$305,740	$216,533

Return on average common stockholders’ equity	10.29%	7.81%	6.30%	9.03%	6.13%
Return on average tangible common stockholders’ equity	13.76%	10.68%	9.09%	13.48%	8.52%

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 1 (under the caption “Use of Estimates”) and Note 12 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Goodwill

The Company has adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2018, 2017 and 2016.

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

General

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2018 and 2017 and results of operations for each of the years in the three-year period ended December 31, 2018. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income for the year ended December 31, 2018 was $60.4 million, an increase of $17.1 million, or 39.6%, compared to net income of $43.2 million for 2017. Diluted earnings per share were $1.86 for 2018, a 38.8% increase from $1.34 for 2017.

The change in net income from 2017 to 2018 was attributable to the following:

•	Increased net interest income of $12.1 million primarily due to organic growth.
•	Increased provision for loan losses of $15.1 million primarily due to $17.0 million increase in specific reserves (then concurrently charged-off) within the taxi medallion loan portfolio, offset by a decrease in provision on the remaining loan portfolio due to slower loan growth.
•	Decrease in noninterest income of $2.5 million primarily resulting from lower net gains on the sale of investment securities ($1.6 million) and lower net gains on the sale of loans held-for-sale in 2018 ($0.6 million).
•	Decrease in noninterest expense of approximately $8.0 million primarily due to a $15.6 million increase in valuation allowance for loans held-for-sale related to the Company’s taxi medallion loans in 2017, offset by increase in salaries and employee benefits ($4.7 million), merger expenses ($1.3 million) and other expenses ($1.5 million).
•	Decreased income tax expense of $14.5 million resulting primarily from a decrease in the federal statutory rate used in 2018 and a charge against the Company’s deferred tax assets of $5.6 million in 2017, both due to the impact of the Tax Cuts and Jobs Act of 2017.

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

The change in net income from 2016 to 2017 was attributable to the following:

•	Increased net interest income of $14.9 million primarily due to organic growth.
•	Decreased provision for loan losses of $32.7 million primarily due to $36.5 million in charge-offs of taxi medallion loans in 2016. In 2017, charges related to the taxi medallion portfolio were recorded as a valuation allowance in noninterest expenses (see below).
•	Decrease in noninterest income of $1.7 million primarily resulting from lower net gains on the sale of investment securities ($2.6 million), offset by current year increase in BOLI income ($0.6 million) and a net gain on the sale of loans held-for-sale in 2017 ($0.5 million).
•	Noninterest expense increased approximately $20.3 million primarily due to a $15.6 million increase in valuation allowance for loans held-for-sale related to the Company’s taxi medallion loans, an increase in salaries and employee benefits ($4.1 million), FDIC insurance ($0.5 million), data processing ($0.4 million) and other expenses ($0.3 million), offset by a decrease in occupancy and equipment expense ($0.4 million).
•	Increased income tax expense of $13.5 million resulting from an increase in income before taxes and a charge against the Company’s deferred tax assets of $5.6 million due to the impact of Tax Cuts and Jobs Act of 2017.

Net Interest Income

Fully taxable equivalent net interest income for 2018 totaled $159.1 million, an increase of $10.7 million, or 7.2%, from 2017. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 12.8% to $4.9 billion, offset by a 17 basis-points contraction in the net interest margin. The decrease in the net interest margin was primarily attributable to the issuance of long-term subordinated debt during the first quarter of 2018, the change in the taxable equivalent adjustment due to the Tax Act, an increase in deposit funding costs, and lower yields earned on securities. Average total loans increased by 13.6% to $4.3 billion in 2018 from $3.8 billion in 2017.

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

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2018, 2017 and 2016 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2018			2017			2016
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$432,780	$12,629	2.92%	$393,144	$12,290	3.13%	$396,622	$13,153	3.32%
Loans (2) (3) (4)	4,330,874	202,578	4.68%	3,811,922	170,314	4.47%	3,355,452	148,755	4.43%
Federal funds sold and interest-earning deposits with banks	58,631	839	1.43%	70,527	711	1.01%	152,397	756	0.50%
Restricted investment in bank stocks	29,200	2,012	6.89%	27,093	1,421	5.24%	28,439	1,410	4.96%
Total interest-earning assets	4,851,485	218,058	4.49%	4,302,686	184,736	4.29%	3,932,910	164,074	4.17%
Noninterest-earning assets:
Allowance for loan losses	(33,449)			(28,276)			(32,554)
Noninterest-earning assets	341,531			354,970			336,402
Total assets	$5,159,567			$4,629,380			$4,236,758

LIABILITIES & STOCKHOLDERS’ EQUITY
Savings, NOW, money market, interest checking	$1,838,025	15,778	0.86%	$1,773,454	9,502	0.54%	$1,544,838	6,754	0.44%

Time deposits	1,278,821	24,158	1.89%	1,015,552	14,168	1.40%	923,114	11,913	1.29%
Total interest-bearing deposits	3,116,846	39,936	1.28%	2,789,006	23,670	0.85%	2,467,952	18,667	0.76%

Borrowings	562,728	11,639	2.07%	529,445	9,178	1.73%	571,626	9,013	1.58%
Subordinated debentures (5)	125,156	7,189	5.74%	54,610	3,245	5.94%	54,534	3,246	5.95%
Capital lease obligation	2,571	154	5.99%	2,704	162	5.99%	2,829	170	6.01%
Total interest-bearing liabilities	3,807,301	58,918	1.55%	3,375,765	36,255	1.07%	3,096,941	31,096	1.00%
Noninterest-bearing deposits	745,548			681,215			624,731
Other liabilities	19,991			19,010			21,824
Stockholders’ equity	586,727			553,390			493,262
Total liabilities and stockholders’ equity	$5,159,567			$4,629,380			$4,236,758

Net interest income/interest rate spread (6)		159,140	2.94%		148,481	3.22%		132,978	3.17%
Tax-equivalent adjustment		(1,925)			(3,412)			(2,833)
Net interest income as reported		$157,215			$145,069			$130,145
Net interest margin (7)			3.28%			3.45%			3.38%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 21% federal tax rate for 2018 and 35% for 2017 and 2016.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Average balances are net of debt issuance costs of $1,710, $545 and $621 as of December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Amortization expense related to debt issuance costs included in interest expense were $332, $165 and $191 as of December 31, 2018, December 31, 2017 and December 31, 2016, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2018/2017 Increase (Decrease) Due to Change in:			2017/2016 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(dollars in thousands)
Interest income:
Investment securities:	$1,157	$(818)	$339	$(109)	$(754)	$(863)
Loans receivable and loans held- for-sale	24,274	7,990	32,264	20,395	1,164	21,559
Federal funds sold and interest- earnings deposits with banks	(170)	298	128	(825)	780	(45)
Restricted investment in bank stocks	145	446	591	(71)	82	11
Total interest income:	$25,406	$7,916	$33,322	$19,390	$1,272	$20,662

Interest expense:
Savings, NOW, money market, interest checking	$554	$5,722	$6,276	$1,225	$1,523	$2,748
Time deposits	4,973	5,017	9,990	1,290	965	2,255
Borrowings and subordinated debentures	4,740	1,665	6,405	(726)	890	164
Capital lease obligation	(8)	-	(8)	(7)	(1)	(8)
Total interest expense:	$10,259	$12,404	$22,663	$1,782	$3,377	$5,159

Net interest income:	$15,147	$(4,488)	$10,659	$17,608	$(2,105)	$15,503

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

For the year ended December 31, 2018, the provision for loan losses was $21.1 million, an increase of $15.1 million, compared to the provision for loan losses of $6.0 million for 2017, due primarily to specific reserves (and concurrent charge-offs) of $17.0 million related to the taxi medallion loans in 2018, offset by a decrease in the provision for the remaining loan portfolio resulting from slower loan growth.

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

Noninterest Income

Noninterest income for the full-year 2018 decreased by $2.5 million, or 30.0%, to $5.7 million from $8.2 million in 2017. The decrease was primarily the result of a $1.6 million decrease in net gains on sale of investment securities and a $0.6 million decrease in net gains on sale of loans held-for-sale.

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

Noninterest Expense

Noninterest expenses for the full-year 2018 decreased by $8.0 million, or 10.2%, to $70.7 million from $78.8 million in 2017. Included in noninterest expense in 2017 was a $15.6 million valuation allowance for loans held-for-sale related to the Company’s taxi medallion loans. Excluding the valuation allowance, noninterest expenses increased $7.6 million, or 12.0%, from 2017. The balance of the increase was attributable to an increased level of business and staff resulting from organic growth. Salaries and employee benefits increased by $4.7 million, professional and consulting increased by $0.7 million and other expenses increased by $1.5 million. Additionally, $1.3 million in merger expenses were incurred in 2018 as a result of the Greater Hudson Bank merger.

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

Income Taxes

Income tax expense was $10.8 million for the full-year 2018 compared to $25.3 million for the full-year 2017 and $11.8 million for the full-year 2016. Tax expense for 2017 included a $5.6 million charge to adjust the value of deferred tax assets to reflect the lower corporate tax rate, resulting from The Tax Cut and Jobs Act of 2017 (“the Act”). The lower level of income tax expense in 2018 when compared to 2017 was primarily attributable to the reduction of the federal statutory rate resulting from the Act. The higher level of income tax expense in 2017 when compared to 2016 was mainly attributable to the aforementioned $5.6 million charge, in addition to increased pretax income. The effective tax rates were 15.2% in 2018, 36.9% in 2017 and 27.5% for 2016. Excluding the effect of the $5.6 million charge, the effective tax rate in 2017 was 28.8%.

For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

At December 31, 2018, the Company’s total assets were $5.5 billion, an increase of $354 million from December 31, 2017. Total loans (including loans held-for-sale) were $4.5 billion, an increase of $345 million from December 31, 2017. Deposits were $4.1 billion, an increase of $297 million from December 31, 2017.

At December 31, 2017, the Company’s total assets were $5.1 billion, an increase of $682 million from December 31, 2016. Total loans (including loans held-for-sale) were $4.2 billion, an increase of $642 million from December 31, 2016. Deposits were $3.8 billion, an increase of $451 million from December 31, 2016.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail clients living and working in the Bank’s market area of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey, as well as NYC’s five boroughs, and Long Island through its Melville, New York office. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality client service, competitive rate structures and selective marketing have enabled it to gain market share.

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

During 2018 and 2017, loan portfolio growth was positively impacted in several ways including (i) an increase in demand for small business lines of credit and business term loans as economic conditions remained strong (ii) industry consolidation and lending restrictions involving larger competitors allowing the Bank to gain market share, (iii) an increase in refinancing strategies employed by borrowers during the current low rate environment, and (iv) the Bank’s success in attracting highly experienced commercial loan officers with substantial local market knowledge.

Total gross loans at December 31, 2018 totaled $4.5 billion, an increase of $370 million, or 8.9%, compared to gross loans at December 31, 2017 of $4.2 billion. The increase in gross loans was attributable to organic loan growth.

The largest component of our gross loan portfolio at December 31, 2018 and December 31, 2017 was commercial real estate loans. Our commercial real estate loans at December 31, 2018 totaled $2.8 billion, an increase of $185 million, or 7.1%, compared to commercial real estate loans at December 31, 2017 of $2.6 billion. Our commercial loans totaled $989 million at December 31, 2018, an increase of $165 million, or 20.0%, compared to commercial loans at December 31, 2017 of $824 million.

Our commercial construction loans at December 31, 2018 totaled $465 million, a decrease of $18 million, or 3.7%, compared to commercial construction loans at December 31, 2017 of $483 million. Our residential real estate loans totaled $310 million at December 31, 2018, an increase of $38 million, or 14.1%, compared to residential real estate loans at December 31, 2017 of $272 million. Our consumer loans at December 31, 2018 totaled $2.6 million, a decrease of $0.2 million, or 7.6%, compared to consumer loans of $2.8 million at December 31, 2017. The growth in our loan portfolio reflects the success of our business strategy, in particular emphasizing high-quality client service, which has led to continued client referrals.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Commercial	$988,758	$824,082	$553,576	$570,116	$499,816
Commercial real estate	2,778,167	2,592,909	2,204,710	1,966,696	1,634,510
Commercial construction	465,389	483,216	486,228	328,838	167,359
Residential real estate	309,991	271,795	232,547	233,690	234,967
Consumer	2,594	2,808	2,380	2,454	2,879
Gross loans	4,544,899	4,174,810	3,479,441	3,101,794	2,539,531
Net deferred (fees) costs	(3,807)	(3,354)	(3,609)	(2,787)	(890)
Loans receivable	4,541,092	4,171,456	3,475,832	3,099,007	2,538,641
Allowance for loan losses	(34,954)	(31,748)	(25,744)	(26,572)	(14,160)
Net loans receivable	$4,506,138	$4,139,708	$3,450,088	$3,072,435	$2,524,481

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable rate loans as of December 31, 2018 by remaining contractual maturity.

	At December 31, 2018, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial	$423,279	$311,340	$254,139	$988,758
Commercial real estate	279,344	834,099	1,664,724	2,778,167
Commercial construction	399,034	66,355	-	465,389
Residential real estate	3,430	27,856	278,705	309,991
Consumer	2,360	201	33	2,594

Total	$1,107,447	$1,239,851	$2,197,601	$4,544,899
Loans with:
Fixed rates	$366,758	$836,128	$733,743	$1,936,629
Variable rates	740,689	403,723	1,463,858	2,608,270

Total	$1,107,447	$1,239,851	$2,197,601	$4,544,899

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Asset Quality

General. One of our key objectives is to maintain a high level of asset quality. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by sending late notices, as well as making personal contact with the borrower. Typically, late notices are sent approximately 10 days after the date the payment is due, followed up by direct contact with the borrower approximately 15 days after payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. Total loans delinquent 30 days or more are reported to the board of directors of the Bank on a monthly basis.

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

Generally, impaired loans consist of nonaccrual loans and performing troubled debt restructurings. Of this group of impaired loans, loans of $250,000 and over are individually evaluated for impairment, while loans with balances less than $250,000 are collectively evaluated for impairment, and, accordingly, are not separately identified for impairment disclosures.

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

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	December 31,
	2018	2017
(dollars in thousands)
Classified Loans:
Substandard	$67,252	$85,201
Doubtful	-	-
Loss	-	-
Total classified loans	67,252	85,201
Special Mention Loans	21,460	43,620
Total classified and special mention loans	$88,712	$128,821

During the year ended December 31, 2018, “substandard” loans, which include lower credit quality loans which possess higher risk characteristics than “special mention” loans, decreased from $85.2 million, or 2.0% of total loans receivable, at December 31, 2017 to $67.3 million, or 1.5% of loans receivable, at December 31, 2018. The decrease is primarily attributable to a $17.0 million partial charge-off on the taxi medallion portfolio that took place during 2018. During the year ended December 31, 2018, “special mention” loans decreased to $21.5 million, or 0.5% of loans receivable from $43.6 million, or 1.0% of loans receivable, at December 31, 2017. The decrease is primarily attributable to one commercial loan ($11.2 million) migrating out of special mention and two commercial real estate loans totaling $8.1 million paying off during 2018.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	At December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Nonaccrual loans	$51,855	$65,613	$5,734	$20,737	$11,609
Nonaccrual loans (held-for-sale)	-	-	63,044	-	-
OREO	-	538	626	2,549	1,108
Total nonperforming assets(1)	$51,855	$66,151	$69,404	$23,286	$12,717

Performing TDRs	$11,165	$14,920	$13,338	$85,925	$1,763
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-	$-	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$1,647	$1,664	$5,293	$-	$-

(1)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.

Nonaccrual loans (excluding loans held-for-sale) to loans receivable	1.14%	1.57%	0.16%	0.67%	0.46%

Nonperforming assets to total assets	0.95%	1.29%	1.57%	0.58%	0.37%

Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans(2)	1.42%	1.97%	2.48%	3.52%	0.62%

(2)	Includes loans held-for-sale.

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

At December 31, 2018, the allowance for loan losses was $35.0 million, an increase of $3.2 million, or 10.1%, from $31.8 million for the year ended December 31, 2017. The increase in the allowance for loan losses was primarily attributable to organic loan growth, offset by a decrease in provision related to the acquired loan portfolio.

During the year ended December 31, 2018, the Bank recorded net charge-offs of $17.9 million, compared with net recoveries of $4 thousand during the year ended December 31, 2017. The allowance for loan losses as a percentage of loans receivable was 0.77% at December 31, 2018 and 0.76% at December 31, 2017. During 2018, the Bank charged-off $17.0 million related to the taxi medallion loan portfolio, which contributed to the large increase in net charge-off activity when compared to the current year. In addition, the Bank also recorded a partial charge-off of $0.9 million in 2018 for one commercial real estate loan that was reported as nonaccrual as of December 31, 2018.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance at the January 1,	$31,748	$25,744	$26,572	$14,160	$10,333
Charge-offs:
Commercial(1)	17,066	70	39,343	507	777
Commercial real estate	915	155	107	-	-
Residential real estate	23	14	94	-	159
Consumer	7	-	29	31	-
Total charge-offs	18,011	239	39,573	538	936
Recoveries:
Commercial	109	178	4	340	50
Commercial real estate	-	51	35	-	-
Residential real estate	2	12	3	2	19
Consumer	6	2	3	3	11
Total recoveries	117	243	45	345	80
Net charge-offs (recoveries)	17,894	(4)	39,528	193	856
Provision for loan losses	21,100	6,000	38,700	12,605	4,683
Balance at end of year	$34,954	$31,748	$25,744	$26,572	$14,160
Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.41%	0.00%	1.18%	0.01%	0.05%
Allowance for loan losses as a percentage of loans receivable at December 31,	0.77%	0.76%	0.74%	0.86%	0.56%

(1)	For the years ended December 31, 2018 and December 31, 2016, the loan charge-offs within the commercial loan segment were primarily made up of $17.0 million and $36.7 million in charge-offs related to the taxi medallion portfolio, respectively.

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

	Commercial		Residential Real Estate		Consumer		Unallocated
	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Total Allowance
	(dollars in thousands)
2018	$33,241	93.1%	$1,266	6.8%	$2	0.1%	$445	$34,954
2017	30,090	93.4%	1,051	6.5%	2	0.1%	605	31,748
2016	24,005	93.2%	957	6.7%	3	0.1%	779	25,744
2015	25,127	92.4%	977	7.5%	4	0.1%	464	26,572
2014	12,121	90.6%	1,113	9.3%	7	0.1%	919	14,160

Investments

For the year ended December 31, 2018, the average volume of investment securities, including equity securities, increased by $39.6 million to approximately $432.8 million or 8.9% of average earning assets, from $393.1 million on average, or 9.1% of average earning assets, for the year ended December 31, 2017. At December 31, 2018, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. States and Political Subdivision, Corporate Bonds and Notes, and other debt and equity securities.

During the year ended December 31, 2018, rate related factors decreased investment revenue by $0.8 million. The tax-equivalent yield on investments decreased by 21 basis points to 2.92% from a yield of 3.13% during the year ended December 31, 2017. This was primarily due to the reduction in the Federal corporate income tax rate to 21% from 35%.

Securities available-for-sale are a part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. The Company continues to reposition the investment portfolio as part of an overall corporate-wide strategy to produce reasonable and consistent margins where feasible, while attempting to limit risks inherent in the Company’s Consolidated Statement of Condition.

At December 31, 2018, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $5.8 million as compared with net unrealized losses of $0.9 million at December 31, 2017. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. For additional information regarding the Company’s investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

During 2018, there were no securities sold from the Company’s available-for-sale portfolio, as compared with $29.5 million in sales in 2017 and $85.3 million in sales in 2016. The gross realized gains on securities sold, called or matured amounted to approximately $1.6 million in 2017 and $4.2 million in 2016, while there were no gross realized losses, or impairment charges in 2018, 2017 and 2016.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2018, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$500	1.55%	$263	2.19%	$2,715	2.13%	$42,031	2.78%	$45,509	2.72%	$44,955
Residential Mortgage Pass-through Securities	9	3.39	371	2.76	6,852	2.24	182,489	3.22	189,721	3.18	185,204
Commercial Mortgage Pass-through Securities	-	-	3,919	2.41	-	-	-	-	3,919	2.41	3,874
Obligations of U.S. States and Political Subdivisions	683	3.05	8,090	3.57	23,419	3.92	109,304	4.10	141,496	4.04	139,185
Corporate Bonds and Notes	1,000	2.37	25,308	3.71	-	-	-	-	26,308	3.66	25,813
Asset-backed Securities	-	-	2,530	4.03	1,933	2.80	5,222	3.25	9,685	3.36	9,691
Certificates of Deposit	172	2.84	147	3.58	-	-	-	-	319	3.18	322
Other Securities	2,990	0.25	-	-	-	-	-	-	2,990	0.25	2,990
Total Investment Securities	$5,354	1.21%	$40,628	3.56%	$34,919	3.39%	$339,046	3.45%	$419,947	3.43%	$412,034

For information regarding the carrying value of the investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity at December 31, 2018. Other securities do not have a contractual maturity and are included in the “Due after ten years” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2018	2017	2016
	(dollars in thousands)
Investment Securities Available-for-Sale:

Federal agency obligations	$44,955	$56,022	$52,837
Residential mortgage pass-through securities	185,204	181,891	72,497
Commercial mortgage pass-through securities	3,874	4,054	4,209
Obligations of U.S. States and political subdivisions	139,185	131,128	150,605
Trust preferred securities	-	4,671	5,666
Corporate bonds and notes	25,813	29,693	36,928
Asset-backed securities	9,691	12,050	14,583
Certificates of deposit	322	625	983
Equity securities (1)	-	11,728	11,710
Other securities	2,990	3,422	3,272
Total	$412,034	$435,284	$353,290

(1)	Beginning January 1, 2018, equity securities were reclassified out of investment securities available-for-sale in conjunction with ASU 2016-01.

For other information regarding the Company’s investment securities portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2018 and December 31, 2017, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

 The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

 Based on our model, which was run as of December 31, 2018, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.40%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.21%. As of December 31, 2017, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.31%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.40%.

Based on our model, which was run as of December 31, 2018, we estimated that over the next three years, on a cumulative basis, a 200 basis -point instantaneous increase in the general level of interest rates would increase our net interest income by 1.59%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.17%. As of December 31, 2017, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.16%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.41%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2018, would decline by 12.01% with an instantaneous rate shock of up 200 basis points, and increase by 3.15% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2017, would decline by 12.83% with an instantaneous rate shock of up 200 basis points, and increase by 4.02% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII as of December 31, 2018.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$512,711	$(116,419)	(18.50)	+300	$165,507	$529	0.32
+200	553,598	(75,532)	(12.01)	+200	165,636	658	0.40
+100	593,915	(35,215)	(5.60)	+100	165,666	688	0.42
0	629,130	-	0.0	0	164,978	-	0.0
-100	648,955	19,825	3.15	-100	162,987	(1,991)	(1.21)

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

At December 31, 2018, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2018, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $441.4 million, which represented 8.1% of total assets and 9.4% of total deposits and borrowings, compared to $423.4 million at December 31, 2017, which represented 8.3% of total assets and 9.5% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2018, had the ability to borrow $1.7 billion. In addition, at December 31, 2018, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $7.9 million. At December 31, 2018, the Bank had aggregate available and unused credit of approximately $1.0 billion, which represents the aforementioned facilities totaling $1.7 billion net of $750 million in outstanding borrowings and letters of credit. At December 31, 2018, outstanding commitments for the Bank to extend credit were $858 million.

Cash and cash equivalents totaled $172.4 million on December 31, 2018, increasing by $22.8 million from $149.6 million at December 31, 2017. Operating activities provided $89.1 million in net cash. Investing activities used $357.2 million in net cash, primarily reflecting an increase in loans and net cash flow from the securities portfolio. Financing activities provided $290.9 million in net cash, primarily reflecting a net increase of $297.0 million in deposits and an increase of $73.5 million in subordinated debt, offset by net FHLB repayments of $70.0 million.

Deposits

Deposits are our primary source of funds. Average total deposits increased $392 million, or 11.3% to $3.9 billion in 2018 from $3.5 billion in 2017 and increased $378 million, or 12.2% to $3.5 billion in 2017 from 2016.

The following table sets forth the year-to-date average balances and weighted average rates for various types of deposits for 2018, 2017 and 2016.

	2018		2017		2016
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$745,548	—	$681,215	—	$624,731	—
Demand, interest-bearing & NOW	726,665	0.69%	603,796	0.36%	530,169	0.33%
Money market accounts	947,157	1.11%	983,956	0.71%	802,839	0.54%
Savings	164,203	0.17%	185,703	0.16%	211,830	0.29%

Time	1,278,821	1.89%	1,015,552	1.40%	923,114	1.29%

Total Deposits	$3,862,394	1.03%	$3,470,221	0.68%	$3,092,683	0.60%

The following table sets forth the distribution of total deposit accounts, by account types for each of the dates indicated.

	December 31, 2018		December 31, 2017
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$768,584	18.8%	$776,843	20.5%
Demand, interest-bearing & NOW	845,424	20.7%	636,339	16.8%

Money market accounts	951,276	23.2%	1,033,525	27.2%
Savings	160,755	3.9%	168,452	4.4%

Time	1,366,053	33.4%	1,179,969	31.1%

Total Deposits	$4,092,092	100.00%	$3,795,128	100.00%

The following table summarizes the maturity distribution of time deposits in denomination of $100,000 or more:

	December 31,	December 31,
	2018	2017
	(dollars in thousands)
3 months or less	$242,889	$109,164
Over 3 to 6 months	126,432	125,474
Over 6 to 12 months	185,871	122,725
Over 12 months	221,266	320,078

Total	$776,458	$677,441

Borrowings

Borrowings consist of long and short-term advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2018, the Company had $600.0 million in notes outstanding at a weighted average interest rate of 2.59%. As of December 31, 2017, the Company had $670.1 million in notes outstanding at a weighted average interest rate of 1.76%.

 Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2018 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
December 31, 2018	(dollars in thousands)
Contractual obligations:
Operating lease obligations	$15,424	$2,919	$4,832	$3,601	$4,072
Other long-term liabilities/long-term debt:
Time Deposits	1,366,053	816,649	505,609	43,795	-
Federal Home Loan Bank advances and repurchase agreements	600,001	405,001	170,000	25,000	-
Capital lease	2,495	321	641	644	889
Subordinated debentures	128,556	-	-	-	128,556
Total other long-term liabilities/long-term debt	2,097,105	1,221,971	676,250	69,439	129,445
Other commercial commitments – off balance sheet:
Commitments under commercial loans and lines of credit	425,189	309,281	112,416	3,492	-
Home equity and other revolving lines of credit	39,965	16,334	10,089	11,443	2,099
Outstanding commercial mortgage loan commitments	355,914	284,436	70,708	770	-
Standby letters of credit	36,141	36,141	-	-	-
Overdraft protection lines	836	441	87	-	308
Total off balance sheet arrangements and contractual obligations	858,045	646,633	193,300	15,705	2,407
Total contractual obligations and other commitments	$2,970,574	$1,871,523	$874,382	$88,745	$135,924

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

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2018 amounted to $478.9 million or 9.3% of average total assets. At December 31, 2017, the Company’s Tier 1 leverage capital amounted to $425.4 million or 8.9% of average total assets. The increase in Tier 1 capital reflects the Company’s retained earnings during 2018.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2018, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 9.8%, 9.9% and 13.2%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 16 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate at December 31, 2018 was 5.37%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on Financial Statements on Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

New York, New York

February 27, 2019

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2018	2017
(in thousands, except share data)
ASSETS
Cash and due from banks	$39,161	$52,565
Interest-bearing deposits with banks	133,205	97,017
Cash and cash equivalents	172,366	149,582

Securities available-for-sale	412,034	435,284
Equity securities	11,460	-

Loans held-for-sale	-	24,845

Loans receivable	4,541,092	4,171,456
Less: Allowance for loan losses	34,954	31,748
Net loans receivable	4,506,138	4,139,708

Investment in restricted stock, at cost	31,136	33,497
Bank premises and equipment, net	19,062	21,659
Accrued interest receivable	18,214	15,470
Bank owned life insurance	113,820	111,311
Other real estate owned	-	538
Goodwill	145,909	145,909
Core deposit intangibles	1,737	2,364
Other assets	30,216	28,275
Total assets	$5,462,092	$5,108,442
LIABILITIES
Deposits:
Noninterest-bearing	$768,584	$776,843
Interest-bearing	3,323,508	3,018,285
Total deposits	4,092,092	3,795,128
Borrowings	600,001	670,077
Subordinated debentures	128,556	54,699
Accounts payable and accrued liabilities	27,516	23,101
Total liabilities	4,848,165	4,543,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 34,392,464 shares at December 31, 2018 and 34,135,782 shares at December 31, 2017; outstanding 32,328,542 shares at December 31, 2018 and 32,071,860 at December 31, 2017	412,546	412,546
Additional paid-in capital	15,542	13,602
Retained earnings	211,345	160,025
Treasury stock, at cost (2,063,922 shares at December 31, 2018 and December 31, 2017)	(16,717)	(16,717)
Accumulated other comprehensive loss	(8,789)	(4,019)
Total stockholders’ equity	613,927	565,437
Total liabilities and stockholders’ equity	$5,462,092	$5,108,442

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$201,524	$168,824	$147,982
Interest and dividends on investment securities:
Taxable	8,482	6,799	7,266
Nontaxable	3,276	3,569	3,827
Dividends	2,012	1,421	1,410
Interest on federal funds sold and other short-term investments	839	711	756
Total interest income	216,133	181,324	161,241
Interest expense:
Deposits	39,936	23,670	18,667
Borrowings	18,982	12,585	12,429
Total interest expense	58,918	36,255	31,096
Net interest income	157,215	145,069	130,145
Provision for loan losses	21,100	6,000	38,700
Net interest income after provision for loan losses	136,115	139,069	91,445
Noninterest income:
Annuity and insurance commissions	-	39	191
Income on bank owned life insurance	3,094	3,181	2,559
Net gains on sale of loans held-for-sale	61	708	232
Deposit, loan and other income	2,584	2,680	2,704
Net gains on sale of investment securities	-	1,596	4,234
Total noninterest income	5,739	8,204	9,920
Noninterest expense:
Salaries and employee benefits	39,556	34,878	30,726
Occupancy and equipment	8,312	8,163	8,571
FDIC insurance	3,115	3,485	2,940
Professional and consulting	3,568	2,863	2,979
Marketing and advertising	980	996	1,040
Data processing	4,421	4,543	4,141
Merger expenses	1,335	-	-
Amortization of core deposit intangible	627	724	820
Other components of net periodic pension expense	28	250	304
Increase in valuation allowance, loans held-for-sale	-	15,592	-
Other expenses	8,778	7,265	6,986
Total noninterest expenses	70,720	78,759	58,507
Income before income tax expense	71,134	68,514	42,858
Income tax expense	10,782	25,294	11,776
Net income	60,352	43,220	31,082
Less: Preferred stock dividends	-	-	22
Net income available to common stockholders	$60,352	$43,220	$31,060
Earnings per common share:
Basic	$1.87	$1.35	$1.02
Diluted	1.86	1.34	1.01

Dividends per common share	$0.30	$0.30	$0.30

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
(dollars in thousands)

Net income	$60,352	$43,220	$31,082
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding losses on available-for-sale securities arising during the period	(6,444)	(1,350)	(5,624)
Tax effect	1,638	532	2,142
Net of tax	(4,806)	(818)	(3,482)
Unrealized gains on securities transferred from held-to-maturity to available-for-sale during the period	-	-	10,069
Tax effect	-	-	(3,815)
Net of tax	-	-	6,254
Reclassification adjustment for realized gains included in net income	-	(1,596)	(4,234)
Tax effect	-	579	1,682
Net of tax	-	(1,017)	(2,552)
Amortization of unrealized net losses on held-to-maturity securities transferred from available-for-sale securities	-	-	1,986
Tax effect	-	-	(813)
Net of tax	-	-	1,173
Unrealized gains on cash flow hedges	361	710	219
Tax effect	(98)	(290)	(90)
Net of tax	263	420	129
Unrealized pension plan (losses) gains:
Unrealized pension plan gains (losses) before reclassifications	236	(2)	(2)
Tax effect	(67)	1	1
Net of tax	169	(1)	(1)
Reclassification adjustment for realized losses included in net income	359	412	407
Tax effect	(101)	(169)	(165)
Net of tax	258	243	242
Total other comprehensive income (loss)	(4,116)	(1,173)	1,763
Total comprehensive income	$56,236	$42,047	$32,845

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands, except share and per share data)
Balance as of December 31, 2015	$11,250	$374,287	$8,527	$104,606	$(16,717)	$(4,609)	$477,344
Net income	-	-	-	31,082	-	-	31,082
Other comprehensive income, net of taxes	-	-	-	-	-	1,763	1,763
Dividends on series B preferred stock	-	-	-	(22)	-	-	(22)
Cash dividends declared on common stock ($0.30 per share)	-	-	-	(9,204)	-	-	(9,204)
Redemption of preferred stock	(11,250)	-	-	-	-	-	(11,250)
Exercise of stock options (136,429 shares)	-	-	767	-	-	-	767
Secondary offering of common stock, net of costs of $1,811 (1,659,794 shares)	-	38,439	-	-	-	-	38,439
Restricted stock, net of forfeitures (70,019 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	2,113	-	-	-	2,113
Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	43,220	-	-	43,220
Other comprehensive loss, net of taxes	-	-	-	-	-	(1,173)	(1,173)
Cash dividends declared on common stock ($0.30 per share)	-	-	-	(9,657)	-	-	(9,657)
Issuance costs of common stock	-	(180)	-	-	-	-	(180)
Exercise of stock options (66,389 shares)	-	-	417	-	-	-	417
Restricted stock, net of forfeitures (57,164 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,778	-	-	-	1,778
Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437
Reclassification of stranded tax effects (ASU 2018-02) (see Note 17)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01 (see Note 17)	-	-	-	(55)	-	55	-
Net income	-	-	-	60,352	-	-	60,352
Other comprehensive loss, net of tax	-	-	-	-	-	(4,116)	(4,116)
Cash dividends declared on common stock ($0.30 per share)	-	-	-	(9,686)	-	-	(9,686)
Exercise of stock options (189,992 shares)	-	-	875	-	-	-	875
Restricted stock, net of forfeitures (24,018 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (42,672 shares)	-	-	(819)	-	-	-	(819)
Stock-based compensation expense	-	-	1,884	-	-	-	1,884
Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$60,352	$43,220	$31,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,062	3,151	2,704
Provision for loan losses	21,100	6,000	38,700
Increase to valuation allowance, loans held-for-sale	-	15,592	-
Amortization of intangibles	627	724	820
Net accretion of loans	(1,127)	(2,073)	(4,280)
Accretion on bank premises	(67)	(74)	(132)
Accretion on deposits	(57)	(31)	(172)
Accretion on borrowings	(76)	(203)	(307)
Net deferred income tax expense	926	3,699	1,969
Stock-based compensation	1,884	1,778	2,113
Gains on sales of investment securities, net	-	(1,596)	(4,234)
Change in fair value of equity securities, net	267	-	-
Gains on sale of loans held-for-sale, net	(61)	(708)	(232)
Loans originated for resale	(4,121)	(9,083)	(10,004)
Proceeds from sale of loans held-for-sale	4,552	63,731	10,048
Net loss (gain) on disposition of premises and equipment	26	(8)	(57)
Net loss (gain) on sale of other real estate owned	192	82	(182)
Increase in cash surrender value of bank owned life insurance	(3,094)	(2,952)	(2,559)
Amortization of premiums and accretion of discounts on investments securities, net	3,233	2,631	1,692
Amortization of subordinated debt issuance costs	332	165	191
Increase in accrued interest receivable	(2,744)	(2,505)	(420)
(Increase) decrease in other assets	(1,134)	5,706	(15,006)
Increase (decrease) in other liabilities	4,988	3,887	(2,022)
Net cash provided by operating activities	89,060	131,133	49,712
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(140,013)	(224,621)	(165,527)
Sales	-	29,543	85,253
Maturities, calls and principal repayments	141,859	109,104	137,587
Investment securities held-to-maturity:
Purchases	-	-	(1,000)
Maturities and principal repayments	-	-	14,757
Net redemptions (purchases) of restricted investment in bank stocks	2,361	(9,187)	8,302
Loans held-for-sale payments	159	3,122	-
Net increase in loans	(362,625)	(714,159)	(490,777)
Purchases of premises and equipment	(2,051)	(2,661)	(2,702)
Purchases of bank owned life insurance	-	(10,000)	(16,999)
Proceeds from sale of premises and equipment	1,627	8	445
Proceeds from life insurance death benefits	585	-	-
Proceeds from sale of other real estate owned	884	1,124	2,992
Net cash used in investing activities	(357,214)	(817,727)	(427,669)
Cash flows from financing activities
Net increase in deposits	297,021	450,888	553,477
Increase in subordinated debt	73,525	-	-
Advances of FHLB borrowings	1,733,000	1,280,000	375,000
Repayments of FHLB borrowings	(1,803,000)	(1,071,000)	(570,000)
Repayment of repurchase agreement	-	(15,000)	-
Cash dividends paid on common stock	(9,664)	(9,612)	(9,067)
Cash dividends paid on preferred stock	-	-	(22)
Redemption of preferred stock	-	-	(11,250)
Issuance cost of common stock	-	(180)	-
Secondary offering of common stock	-	-	38,439
Tax benefit of options exercised	-	264	117
Proceeds from exercise of stock options	875	417	767
Net shares issued in satisfaction of performance units earned	(819)	-	-
Net cash provided by financing activities	290,938	635,777	377,461

Net change in cash and cash equivalents	22,784	(50,817)	(496)
Cash and cash equivalents at beginning of period	149,582	200,399	200,895
Cash and cash equivalents at end of period	$172,366	$149,582	$200,399

Cash payments for:
Interest paid	$55,662	$36,721	$30,862
Income taxes paid	9,092	16,205	22,945

Supplemental noncash disclosures:
Investing:
Transfer of loans to other real estate owned	538	1,118	887
Transfer of loan held-for-sale to loans held-for-investment	45,552	54,422	-
Transfer of loans held-for-investment to loans held-for-sale	21,236	73,916	77,817
Transfer from investment securities held-to-maturity to investment securities available-for-sale	-	-	209,855

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-nine other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

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

Equity Securities

The Company’s equity securities are recorded at fair value, with unrealized gains and losses included in earnings beginning January 1, 2018 after adoption of Accounting Standards Update No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Prior to January 1, 2018, unrealized gains and losses on equity securities were excluded from earnings and reported in other comprehensive income (loss), net of tax. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.

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

Loans of $250,000 and over are individually evaluated for impairment. If a loan that is identified as impaired and the individual test results in an impairment, a portion of the allowance is allocated so that the loan is reported, net, at the fair value of collateral less costs to sell if repayment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate if the loan is dependent on cash flow. Loans with balances less than $250,000 are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

Premises and Equipment

Land is carried at cost and premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 4 to 30 years. Leasehold improvements are depreciated using the straight-line method over the terms of the respective leases, or the estimated useful lives of the improvements, whichever is shorter. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

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

Treasury Stock

Subject to limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2018, 2017 and 2016, the Parent Corporation did not purchase any of its shares.

 Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary for the years ended December 31, 2018, 2017 and 2016.

Other Intangible Assets

Other intangible assets consist of core deposit intangibles arising from business combinations that are amortized over their estimated useful lives to their estimated residual value.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from nonowner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, unrecognized actuarial gains and losses of the Company’s defined benefit pension plan and unrealized gains and losses on cash flow hedges, net of taxes.

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2017 and 2016 to conform to the classifications presented in 2018. Such reclassifications had no impact on net income or stockholders’ equity.

Note 2 –Authoritative Accounting Guidance

Adoption of New Accounting Standards

Effective January 1, 2018, the Company implemented ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance also resulted in separate classification of equity securities previously included in available-for-sale securities on the consolidated statements of condition with changes in the fair value of the equity securities now being captured in the Consolidated Statement of Income. As a result, the Company recorded a cumulative-effect adjustment to the Consolidated Statement of Condition. See Note 17 - Comprehensive Income for further information. See Note 1 for the Company’s accounting policy on Equity Securities. Adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the Consolidated Statements of Condition. See Note 22 for further information regarding the valuation of these loans.

Effective January 1, 2018, the Company implemented ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, the FASB amended existing guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from The Tax Cuts and Jobs Act of 2017. Please see Note 17 for further information.

Effective January 1, 2018, the Company implemented ASU 2017-07, “Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under ASU 2017-07, the FASB requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. See Note 18 for further information.

Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. Please see Note 25 for further information.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Authoritative Accounting Guidance – (continued)

Newly Issued, But Not Yet Effective Accounting Standards

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” (modified by ASU 2018-19 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a CECL committee which has assessed our data and system needs. The Company has engaged a third-party vendors to assist in analyzing our data and developing a CECL model. The Company, in conjunction with these vendors, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

ASU No. 2016-02, “Leases (Topic 842)” (modified by ASU 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842) and ASU 2018-20 – Leases (Topic 842) Narrow – Scope Improvements for Lessors). ASU 206-02 requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Topic 842 will be effective for the Company for reporting periods beginning January 1, 2019, with early adoption permitted. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company has engaged a third-party vendor and is using their software to assist in calculating the impact of this ASU. The adoption of ASU 2016-02 will result in increases to both the Company's assets and liabilities. The increase is less than 1% of total assets as of December 31, 2018 and will not have a significant impact on the Company’s Consolidated Statement of Income or Consolidated Statement of Cash Flows.

ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU No. 2017-12 refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted the standard on January 1, 2019 and the impact was not material to our consolidated financial statements.

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

ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. We believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Authoritative Accounting Guidance – (continued)

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

Note 3.  Earnings per Common Share

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Net income available to common stockholders	$60,352	$43,220	$31,060
Earnings allocated to participating securities	(139)	(141)	(147)
Income attributable to common stock	$60,213	$43,079	$30,913
Weighted average common shares outstanding, including participating securities	32,198	31,943	30,453
Weighted average participating securities	(74)	(41)	(54)
Weighted average common shares outstanding	32,124	31,902	30,399
Incremental shares from assumed conversions of options, performance units and restricted shares	233	335	291
Weighted average common and equivalent shares outstanding	32,357	32,237	30,690
Earnings per common share:
Basic	$1.87	$1.35	$1.02
Diluted	1.86	1.34	1.01

There were no antidilutive common share equivalents as of December 31, 2018, 2017 and 2016.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities

The Company’s investment securities are classified as available-for-sale at December 31, 2018 and December 31, 2017. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2018 and December 31, 2017. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 22 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Company’s portfolio of securities available-for-sale at December 31, 2018 and 2017.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2018
Investment securities available-for-sale
Federal agency obligations	$45,509	$51	$(605)	$44,955
Residential mortgage pass-through securities	189,721	85	(4,602)	185,204
Commercial mortgage pass-through securities	3,919	-	(45)	3,874
Obligations of U.S. states and political subdivisions	141,496	1,091	(3,402)	139,185
Trust preferred securities	-	-	-	-
Corporate bonds and notes	26,308	45	(540)	25,813
Asset-backed securities	9,685	22	(16)	9,691
Certificates of deposit	319	3	-	322
Other securities	2,990	-	-	2,990
Total securities available-for-sale	$419,947	$1,297	$(9,210)	$412,034

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017	(dollars in thousands)
Investment securities available-for-sale
Federal agency obligations	$56,297	$141	$(416)	$56,022
Residential mortgage pass-through securities	183,509	330	(1,948)	181,891
Commercial mortgage pass-through securities	4,054	3	(3)	4,054
Obligations of U.S. states and political subdivisions	130,723	1,739	(1,334)	131,128
Trust preferred securities	4,577	205	(111)	4,671
Corporate bonds and notes	29,801	163	(271)	29,693
Asset-backed securities	12,021	66	(37)	12,050
Certificates of deposit	621	4	-	625
Equity securities	11,843	235	(350)	11,728
Other securities	3,422	-	-	3,422
Total securities available-for-sale	$436,868	$2,886	$(4,470)	$435,284

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

Investment securities having a carrying value of approximately $151.5 million and $157.8 million at December 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale at December 31, 2018, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2018
	Amortized Cost	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$2,355	$2,358
Due after one year through five years	36,338	35,953
Due after five years through ten years	28,067	28,375
Due after ten years	156,557	153,280
Residential mortgage pass-through securities	189,721	185,204
Commercial mortgage pass-through securities	3,919	3,874
Other securities	2,990	2,990
Total securities available-for-sale	$419,947	$412,034

Gross gains and losses from the sales, calls, and maturities of investment securities for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Proceeds	$-	$29,543	$85,253

Gross gains on sales of investment securities	$-	$1,596	$4,234
Gross losses on sales of investment securities	-	-	-
Net gains on sales of investment securities	-	1,596	4,234
Tax provision on net gains	-	(579)	(1,682)
Net gains on sales of investment securities, after tax	$-	$1,017	$2,552

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 148 and 112 investment securities as of December 31, 2018 and December 31, 2017, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, obligations of U.S. states and political subdivisions, and asset-backed securities, are not considered to be other-than-temporary because management believes these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers, none of which have defaulted on interest payments. The decline in fair value is due in large part to changes in market credit spreads and movements in market interest rates. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2018.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017. There were no investments held-to-maturity as of December 31, 2018 and 2017.

	December 31, 2018
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$35,472	$(605)	$810	$(1)	$34,662	$(604)
Residential mortgage pass-through securities	178,365	(4,602)	42,040	(393)	136,325	(4,209)
Commercial mortgage pass-through securities	3,874	(45)	-	-	3,874	(45)
Obligations of U.S. states and political subdivisions	64,367	(3,402)	7,765	(21)	56,602	(3,381)
Corporate bonds and notes	15,534	(540)	7,767	(133)	7,767	(407)
Asset-backed securities	3,957	(16)	2,219	(11)	1,738	(5)
Total Temporarily Impaired Securities	$301,569	$(9,210)	$60,601	$(559)	$240,968	$(8,651)

	December 31, 2017
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$39,813	$(416)	$28,407	$(213)	$11,406	$(203)
Residential mortgage pass-through securities	148,574	(1,948)	117,556	(1,146)	31,018	(802)
Commercial mortgage pass-through securities	1,198	(3)	1,198	(3)	-	-
Obligations of U.S. states and political subdivisions	57,685	(1,334)	17,909	(246)	39,776	(1,088)
Trust preferred securities	1,469	(111)	-	-	1,469	(111)
Corporate bonds and notes	11,074	(271)	1,965	(21)	9,109	(250)
Asset-backed securities	7,428	(37)	993	(2)	6,435	(35)
Equity securities	11,116	(350)	-	-	11,116	(350)
Total Temporarily Impaired Securities	$278,357	$(4,470)	$168,028	$(1,631)	$110,329	$(2,839)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of December 31, 2018 and December 31, 2017:

	2018	2017
	(dollars in thousands)
Commercial	$988,758	$824,082
Commercial real estate	2,778,167	2,592,909
Commercial construction	465,389	483,216
Residential real estate	309,991	271,795
Consumer	2,594	2,808
Gross loans	4,544,899	4,174,810
Net deferred fees	(3,807)	(3,354)
Loans receivable	$4,541,092	$4,171,456

At December 31, 2018 and 2017, loan balances of approximately $2.3 billion and $1.9 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

The loan segments in the above table have unique risk characteristics with respect to credit quality:

•	The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•	Payment on commercial mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•	Properties underlying construction, land and land development loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•	The ability of borrowers to service debt in the residential and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

•	The Company considers loan classes and loan segments to be one and the same.

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2018 and December 31, 2017:

	2018	2017
	(dollars in thousands)
Commercial real estate	-	24,475
Residential mortgage loans	-	370
Total carrying amount	$-	$24,845

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

Purchased Credit-Impaired Loans: The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows as of December 31, 2018 and December 31, 2017.

	2018	2017
	(dollars in thousands)
Commercial	$2,509	$2,683

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the year ended December 31, 2018 and 2017. No allowances for loan losses were reversed during 2018 and 2017.

The accretable yield, or income expected to be collected, on the purchased credit-impaired loans above is as follows as of December 31, 2018 and December 31, 2017.

	2018	2017
	(dollars in thousands)
Balance at January 1,	$1,387	$2,860
Accretion of income	(253)	(1,473)
Balance at December 31,	$1,134	$1,387

Loans Receivable on Nonaccrual Status: The following tables present nonaccrual loans included in loans receivable by loan class as of December 31, 2018 and December 31, 2017:

	2018	2017
	(dollars in thousands)
Commercial	$29,340	$47,363
Commercial real estate	15,135	12,757
Commercial construction	2,934	-
Residential real estate	4,446	5,493
Total loans receivable on nonaccrual status	$51,855	$65,613

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

Credit Quality Indicators: The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) at December 31, 2018 and 2017:

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$951,610	$3,371	$33,777	$-	$988,758
Commercial real estate	2,742,989	12,574	22,604	-	2,778,167
Commercial construction	453,598	5,515	6,276	-	465,389
Residential real estate	305,414	-	4,577	-	309,991
Consumer	2,576	-	18	-	2,594
Gross loans	$4,456,187	$21,460	$67,252	$-	$4,544,899

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$767,020	$3,764	$53,298	$-	$824,082
Commercial real estate	2,534,973	34,335	23,601	-	2,592,909
Commercial construction	475,066	5,521	2,629	-	483,216
Residential real estate	266,163	-	5,632	-	271,795
Consumer	2,767	-	41	-	2,808
Gross loans	$4,045,989	$43,620	$85,201	$-	$4,174,810

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by class as of and for the years ended at December 31, 2018, 2017 and 2016.

	December 31, 2018
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$29,896	$83,596		$31,721	$66
Commercial real estate	16,839	17,935		17,676	149
Commercial construction	9,240	9,240		11,215	493
Residential real estate	2,209	2,521		2,284	-
Consumer	-	-		-	-
Total	$58,184	$113,292		$62,896	$708

With An Allowance Recorded
Commercial real estate	$1,488	1,488	7	1,511	46
Residential real estate	260	266	29	265	-
Total	$1,748	$1,754	36	$1,776	$46

Total
Commercial	$29,896	$83,596	$-	$31,721	$66
Commercial real estate	18,327	19,423	7	19,187	195
Commercial construction	9,240	9,240	-	11,215	493
Residential real estate	2,469	2,787	29	2,549	-
Consumer	-	-	-	-	-
Total (including related allowance)	$59,932	$115,046	$36	$64,672	$754

	December 31, 2017
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$49,761	$101,066		$10,552	$161
Commercial real estate	23,905	23,976		24,099	585
Commercial construction	6,662	6,662		5,509	322
Residential real estate	3,203	3,442		3,255	-
Consumer	-	-		-	-
Total	$83,531	$135,146		$43,415	$1,068

With An Allowance Recorded
Commercial real estate	$1,133	$1,133	$39	$1,152	$51

Total
Commercial	$49,761	$101,066	$-	$10,765	$161
Commercial real estate	25,038	25,109	39	25,251	636
Commercial construction	6,662	6,662	-	5,509	322
Residential real estate	3,203	3,442	-	3,255	-
Consumer	-	-	-	-	-
Total (including related allowance)	$84,664	$136,279	$39	$44,567	$1,119

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

Included in the impaired loans table are $11.2 million, $14.9 million and $13.3 million of performing TDRs as of December 31, 2018, 2017 and 2016, respectively. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

Aging Analysis: The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due at December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans Receivable
Commercial	$1,673	$-	$1,647	$29,340	$32,660	$956,098	$988,758
Commercial real estate	6,162	1,840	-	15,135	23,137	2,755,030	2,778,167
Commercial construction	2,496	564	-	2,934	5,994	459,395	465,389
Residential real estate	3,455	119	-	4,446	8,020	301,971	309,991
Consumer	-	-	-	-	-	2,594	2,594
Total	$13,786	$2,523	$1,647	$51,855	$69,811	$4,475,088	$4,544,899

The amount reported 90 days or greater past due and still accruing as of December 31, 2018 are comprised of PCI loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition. There were no non-PCI loans 90 days or greater past due and still accruing as of December 31, 2018.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	December 31, 2018
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$7	$-	$29	$-	$-	$36
Collectively evaluated for impairment	9,675	17,840	4,519	1,237	2	445	33,718
Acquired portfolio	200	1,000	-	-	-	-	1,200
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Gross loans
Individually evaluated for impairment	$29,896	$18,327	$9,240	$2,469	$-		$59,932
Collectively evaluated for impairment	949,129	2,500,132	456,149	263,449	2,484		4,171,343
Acquired portfolio	7,224	259,708	-	44,073	110		311,115
Acquired with deteriorated credit quality	2,509	-	-	-	-		2,509
Total	$988,758	$2,778,167	$465,389	$309,991	$2,594		$4,544,899

	December 31, 2017
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$39	$-	$-	$-	$-	$39
Collectively evaluated for impairment	8,032	15,472	4,747	1,051	2	605	29,909
Acquired portfolio	200	1,600	-	-	-	-	1,800
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,232	$17,111	$4,747	$1,051	$2	$605	$31,748

Gross loans
Individually evaluated for impairment	$49,761	$25,038	$6,662	$3,203	$-		$84,664
Collectively evaluated for impairment	757,923	2,190,686	476,554	212,350	2,338		3,639,851
Acquired portfolio	13,715	377,185	-	56,242	470		447,612
Acquired with deteriorated credit quality	2,683	-	-	-	-		2,683
Total	$824,082	$2,592,909	$483,216	$271,795	$2,808		$4,174,810

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan losses by loan segment is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2018	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748
Loan charge-offs	(17,066)	(915)	-	(23)	(7)	-	(18,011)
Recoveries	109	-	-	2	6	-	117
Provision for loan losses	18,599	2,650	(228)	237	2	(160)	21,100
Balance at December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2017	$6,632	$12,583	$4,789	$958	$3	$779	$25,744
Loan charge-offs	(70)	(155)	-	-	(14)	-	(239)
Recoveries	178	51	-	12	2	-	243
Provision for loan losses	1,493	4,633	(42)	80	10	(174)	6,000
Balance at December 31, 2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2016	$10,949	$10,926	$3,253	$976	$4	$464	$26,572
Loan charge-offs	(39,343)	(107)	-	(94)	(29)	-	(39,573)
Recoveries	4	35	-	3	3	-	45
Provision for loan losses	35,022	1,729	1,536	73	25	315	38,700
Balance at December 31, 2016	$6,632	$12,583	$4,789	$958	$3	$779	$25,744

For the year ended December 31, 2018, the loan charge-offs within the commercial loan segment were primarily made up of $17.0 million in charge-offs related to the taxi medallion portfolio.

For the year ended December 31, 2016, the loan charge-offs within the commercial loan segment were primarily made up of $36.7 million in charge-offs related to the taxi medallion portfolio. The $36.7 million charge on the taxi medallion portfolio occurred in conjunction with the transfer of the taxi medallion loans to loans held-for-sale. The amount transferred to loans held-for-sale as of December 31, 2016 had a carrying value of $65.6 million following the charge-off.

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

At December 31, 2018, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

As of December 31, 2018 TDRs totaled $34.5 million, of which $23.3 million were on nonaccrual status and $11.2 million were performing under their restructured terms. As of December 31, 2017 TDRs totaled $20.5 million, of which $5.6 million were on nonaccrual status and $14.9 million were performing under their restructured terms. The Company has allocated $3 thousand and $39 thousand of specific allowance for those loans at December 31, 2018 and 2017, respectively.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
TDRs
Commercial	32	$16,017	$16,017
Commercial real estate	3	1,422	1,422
Commercial construction	3	4,773	4,773
Residential real estate	2	454	454

Total	40	$22,666	$22,666

Included in the commercial loan segment of the troubled debt restructurings are 27 taxi medallion loans totaling $11.2 million. All 27 taxi medallion loans included above were on nonaccrual status prior to modification, and remain on nonaccrual status post-modification. All loan modifications during the year ended December 31, 2018 included interest rate reductions or maturity extensions.

There were no charge-offs in connection with a loan modification at the time of modification during the year ended December 31, 2018. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2018.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2017:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
TDRs
Commercial	1	$692	$692
Commercial real estate	2	3,007	3,007
Commercial construction	2	6,662	6,662
Residential real estate	1	17	17
Consumer	-	-	-

Total	6	$10,378	$10,378

There were no charge-offs in connection with a loan modification at the time of modification during the year ended December 31, 2017. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2016:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
TDRs
Commercial	19	$22,420	$22,420
Commercial real estate	3	2,155	2,155
Commercial construction	1	1,750	1,750
Residential real estate	-	-	-
Consumer	-	-	-

Total	23	$26,325	$26,325

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2018	2017
	(dollars in thousands)
Land	-	$2,403	$2,403
Buildings	10-25	15,277	16,092
Furniture, fixtures and equipment	3-7	29,991	30,077
Leasehold improvements	10-20	14,076	13,775
Subtotal		61,747	62,347
Less: accumulated depreciation and amortization		42,218	40,154
Subtotal		19,529	22,193
Less: fair value adjustment for acquired leases		467	534
Total premises and equipment, net		$19,062	$21,659

Depreciation and amortization expense of premises and equipment was $3.1 million, $3.2 million and $2.7 million for 2018, 2017 and 2016, respectively.

Capital Leases: As a result of the Merger, the Company acquired a lease agreement for a building under a capital lease. The lease arrangement requires monthly payments through 2028.

The Company has included this lease in premises and equipment as follows:

	2018	2017
	(dollars in thousands)
Capital Lease	$3,408	$3,408
Less: accumulated amortization	1,696	1,526
	$1,712	$1,882

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, 2018 (dollars in thousands):

2019	$321
2020	321
2021	321
2022	321
2023	323
Thereafter	1,734
Total minimum lease payments	3,341

Less amount representing interest	845
Present value of net minimum lease payments	$2,496

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment – (continued)

Operating Leases: Occupancy and equipment expense includes rentals for premises and equipment of $2.3 million in 2018, $2.3 million in 2017 and $2.5 million in 2016. At December 31, 2018, the Company was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rental payments based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases.

Future minimum lease payments under these leases are as follows (dollars in thousand):

2019	$2,919
2020	2,605
2021	2,227
2022	1,853
2023	1,748
Thereafter	4,072

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

Step zero impairment testing is an assessment of qualitative factors that affect the likelihood of impairment. Based upon management’s review, the Company’s intangible assets were not impaired and there has been no impairment through December 31, 2018. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows:

	2018	2017
	(dollars in thousands)
Balance, January 1	$145,909	$145,909
Acquired goodwill	-	-
Impairment	-	-
Balance, December 31	$145,909	$145,909

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
As of December 31, 2018
Core deposit intangibles	$6,011	$(4,274)	$1,737
As of December 31, 2017
Core deposit intangibles	$6,011	$(3,647)	$2,364

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Goodwill and Other Intangible Assets – (continued)

Aggregate amortization expense was approximately $627,000, $724,000 and $820,000 for 2018, 2017 and 2016, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2019	$531
2020	434
2021	338
2022	241
2023	145

Note 8 – Deposits

Time Deposits

As of December 31, 2018 and 2017, the Company’s total time deposits were $1.4 billion and $1.2 billion, respectively. Included in time deposits were brokered time deposits of $405.6 million and $358.7 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the contractual maturities of these time deposits were as follows (dollars in thousands):

2019	816,649
2020	360,259
2021	145,350
2022	32,532
2023	11,263
Total	$1,366,053

 The amount of time deposits with balances of $250,000 or more was $272.2 million and $198.3 million as of December 31, 2018 and 2017, respectively. Included in time deposits with balances of $250,000 or more were brokered time deposits with balances of $250,000 or more of $8.8 million and $-0- million as of December 31, 2018 and 2017, respectively.

Note 9 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$600,001	2.59%	$670,077	1.76%

By remaining period to maturity:
Less than 1 year	$405,001	2.57%	$505,077	1.59%
1 year through less than 2 years	110,000	2.75%	35,000	1.60%
2 years through less than 3 years	60,000	2.27%	85,000	2.65%
3 years through less than 4 years	-		45,000	2.15%
4 years through 5 years	25,000	2.92%	-
Total borrowings	$600,001	2.59%	$670,077	1.76%

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

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at December 31, 2018 were primarily collateralized by approximately $1.7 billion of commercial mortgage and residential loans, net of required over collateralization amounts, under a blanket lien arrangement. At December 31, 2018 the Company had remaining borrowing capacity of approximately $1.0 billion at FHLB.

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

Repurchase agreements are secured borrowings. The Company pledges investment securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows (dollars in thousands):

	2018	2017	2016
Average daily balance during the year	$-	$6,781	$15,000
Average interest rate during the year		5.95%	5.95%
Maximum month-end balance during the year	$-	$15,000	$15,000
Weighted average interest rate during the year	-	5.95%	5.95%

 Note 11 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at December 31, 2018 was 5.37%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at December 31, 2018 and December 31, 2017.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

In June 2015, the Parent Corporation issued $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2018, unamortized costs related to the debt issuance were approximately $272,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 11 - Subordinated Debentures – (continued)

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of December 31, 2018, unamortized costs related to this debt issuance were approximately $1,327,500.

Note 12 - Income Taxes

The current and deferred amounts of income tax expense for 2018, 2017 and 2016 are as follows (dollars in thousands):

	2018	2017	2016
Current:
Federal	$8,902	$21,090	$10,173
State	954	505	(366)
Subtotal	9,856	21,595	9,807
Deferred:
Federal	2,455	3,876	2,682
State	(1,529)	(177)	(713)
Subtotal	926	3,699	1,969
Income tax expense	$10,782	$25,294	$11,776

The Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law on December 22, 2017. As a result of the Act, the Company recorded a net tax charge of $4.8 million primarily due to a re-measurement of deferred tax assets and liabilities.

On July 1, 2018 New Jersey Governor Phil Murphy signed Assembly Bill 4202 (“the Bill”) into law. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been issued, it is possible that the Company will lose the benefit of at least certain of its tax management strategies, and, if so, our total tax expense will likely increase. As a result of the Bill the Company recorded a net tax benefit of $0.6 million primarily due to a re-measurement of deferred tax assets and liabilities.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes – (continued)

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons (dollars in thousands):

	2018	2017	2016
Income before income tax expense	$71,134	$68,514	$42,858
Federal statutory rate	21%	35%	35%
Computed “expected” Federal income tax expense	14,938	23,980	15,000
State tax, net of federal tax benefit	1,104	213	(701)
Impact of “the Act”	(790)	5,623	-
Impact of “the Bill”	(618)	-	-
Bank owned life insurance	(650)	(1,113)	(896)
Tax-exempt interest and dividends	(1,521)	(2,123)	(1,714)
Tax benefits from stock based compensation	(1,100)	(348)	-
Other, net	(581)	(938)	87
Income tax expense	$10,782	$25,294	$11,776

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2018 and 2017 are presented in the following table:

	2018	2017
	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	10,358	8,848
Purchase accounting	307	2,310
Pension actuarial losses	2,203	1,647
New Jersey net operating loss	2,796	1,310
Deferred compensation	1,234	1,184
Unrealized losses on securities and swaps	1,620	483
Deferred loan costs, net of fees	19	474
Accrued rent	426	459
Capital lease	232	211
Nonaccrual interest	95	158
Other	-	7
Total deferred tax assets	$19,290	$17,091
Deferred tax liabilities
Employee benefit plans	$(2,167)	$(1,501)
Depreciation	(512)	(434)
Prepaid expenses	(185)	(174)
Market discount accretion	(414)	(60)
Unrealized gains on securities and swaps	(366)	(224)
Other	(198)	(28)
Total deferred tax liabilities	(3,842)	(2,421)
Net deferred tax assets	$15,448	$14,670

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes – (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets for state purposes is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible, while for Federal purposes the deferred tax assets can also be realized through tax carrybacks. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2018 and 2017, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

The Company’s federal income tax returns are open and subject to examination from the 2015 tax return year and forward. The Company’s state income tax returns are generally open from the 2014 and later tax return years based on individual state statutes of limitations.

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

The following table presents information about financial instruments that are eligible for offset as of December 31, 2018 and December 31, 2017:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
December 31, 2018
Assets:
Interest rate swaps	$1,159	$-	$1,159	$-	$-	$1,159
December 31, 2017
Assets:
Interest rate swaps	$798	$-	$798	$-	$-	$798

For the year ended December 31, 2018 and 2017 there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2018 and 2017:

	2018	2017
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$425,189	$344,142
Home equity and other revolving lines of credit	39,965	44,483
Outstanding commercial mortgage loan commitments	355,914	254,710
Standby letters of credit	36,141	34,114
Overdraft protection lines	836	688
Total	$858,045	$678,137

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based upon the information currently available in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Company.

Note 15 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
	(dollars in thousands)
Balance, January 1	$56,300	$49,710
New loans	5,041	11,089
Repayments	(4,438)	(4,499)
Balance, December 31	$56,903	$56,300

Deposits from principal officers, directors, and their affiliates at December 31, 2018 and 2017 were $39.7 million and $42.4 million respectively.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing the Basel Committee on Banking Supervisions’ capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2018 and 2017, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank			(dollars in thousands)
December 31, 2018
Leverage (Tier 1) capital	$552,311	10.78%	$204,973	4.00%	$256,217	5.00%
Risk-Based Capital:
CET 1	$552,311	11.37%	$218,589	4.50%	$315,740	6.50%
Tier 1	552,311	11.37%	291,452	6.00%	388,603	8.00%
Total	619,515	12.75%	388,603	8.00%	485,754	10.00%

December 31, 2017
Leverage (Tier 1) capital	$468,899	9.84%	$190,665	4.00%	$238,332	5.00%
Risk-Based Capital:
CET 1	$468,899	10.21%	$206,721	4.50%	$298,597	6.50%
Tier 1	468,899	10.21%	275,628	6.00%	367,504	8.00%
Total	500,647	10.90%	367,504	8.00%	459,379	10.00%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders’ Equity and Regulatory Requirements – (continued)

			Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company			(dollars in thousands)
December 31, 2018
Leverage (Tier 1) capital	$478,876	9.34%	$204,995	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$473,721	9.75%	$218,585	4.50%	N/A	N/A
Tier 1	478,876	9.86%	291,446	6.00%	N/A	N/A
Total	638,830	13.15%	388,595	8.00%	N/A	N/A

December 31, 2017
Leverage (Tier 1) capital	$425,407	8.92%	$190,728	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$420,252	9.15%	$206,742	4.50%	N/A	N/A
Tier 1	425,407	9.26%	275,656	6.00%	N/A	N/A
Total	507,155	11.04%	367,542	8.00%	N/A	N/A

The new Basel III rules require a “capital conservation buffer,” for both the Company and the Bank. On January 1, 2019, the Company and the Bank are required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of December 31, 2018 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Ratio which was 1.99% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.88% above the minimum buffer ratio.

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

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
	Year ended December 31,
(dollars in thousands)	2018	2017	2016
Sale of investment securities available-for-sale	$-	$1,596	$4,234	Net gains on sale of investment securities
	-	(579)	(1,682)	Income tax expense
	-	1,017	2,552
Amortization of unrealized holding (losses) gains on securities transferred from available-for-sale to held-to-maturity	-	-	(1,986)	Interest income
	-	-	813	Income tax benefit
	-	-	(1,173)
Amortization of pension plan net actuarial losses	(359)	(412)	(407)	Salaries and employee benefits
	101	169	165	Income tax benefit
	(258)	(243)	(242)
Total reclassification	$(258)	$774	$1,137

Accumulated other comprehensive loss at December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(5,841)	$(902)
Cash flow hedge, net of tax	837	472
Defined benefit pension and post-retirement plans, net of tax	(3,785)	(3,589)
Total	$(8,789)	$(4,019)

Effective January 1, 2018, the Company implemented ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, the FASB amended existing guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from The Act. In order to comply with this new ASU, the Company recorded an adjustment to the Consolidated Statement of Condition on January 1, 2018 of approximately $709 thousand that increased retained earnings and increased accumulated other comprehensive loss.

Effective January 1, 2018, the Company implemented ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Under ASU 2016-01, equity securities, with certain exceptions, are to be measured at fair value with changes in fair value recognized in net income. In order to comply with this new ASU, the Company recorded a cumulative-effect adjustment to the Consolidated Statement of Condition of approximately $55 thousand.

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

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans at December 31, 2018 and 2017.

	2018	2017
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$13,129	$12,682
Interest cost	427	478
Actuarial (gain) loss	(1,716)	879
Benefits paid	(871)	(910)
Projected benefit obligation at December 31,	$10,969	$13,129
Change in Plan Assets:
Fair value of plan assets at January 1,	$12,609	$12,002
Actual return on plan assets	(715)	1,517
Employer contributions	2,000	-
Benefits paid	(871)	(910)
Fair value of plan assets at December 31,	$13,023	$12,609
Funded status	$2,054	$(520)

The accumulated benefit obligation was $11.0 million and $13.1 million as of the year ended December 31, 2018 and 2017, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. The Company expects to recognize approximately $358,000 of the net actuarial loss reported in the following table as of December 31, 2018 as a component of net periodic pension expense during 2019.

	2018	2017
	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income	$5,265	$5,860

The net periodic pension expense and other comprehensive income (before tax) for 2018, 2017 and 2016 includes the following:

	2018	2017	2016
	(dollars in thousands)
Interest cost	$427	$478	$514
Expected return on plan assets	(765)	(640)	(617)
Net amortization	366	412	407
Total net periodic pension expense	$28	$250	$304

Total gain recognized in other comprehensive income	(595)	(410)	(405)
Total recognized in net periodic expense and other comprehensive income (before tax)	$(567)	$(160)	$(101)

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

This ASU is also required to be applied retrospectively to all periods presented. The following table summarizes the impact of retrospective application to the Consolidated Statement of Condition for the period presented:

	2017	2016

Other components of net periodic pension expense
As previously reported	$-	$-
As reported under the new guidance	250	304

Salaries and employee benefits
As previously reported	$35,128	$31,030
As reported under the new guidance	34,878	30,726

The following table presents the weighted average assumptions used to determine the pension benefit obligations at December 31, for the following three years.

	2018	2017	2016
Discount rate	4.05%	3.41%	3.88%
Rate of compensation increase	N/A	N/A	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2018	2017	2016
	(dollars in thousands)
Discount rate	4.05%	3.41%	3.88%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2018 and 2017, target allocation, and expected long-term rate of return by asset are as follows:

	Target Allocation	% of Plan Assets – Year Ended 2018	% of Plan Assets – Year Ended 2017	Weighted Average Expected Long-Term Rate of Return
Equity Securities
Domestic	50%	53%	41%	3.4%
International	10%	7%	8%	0.7%
Debt and/or fixed income securities	36%	36%	49%	1.2%
Cash and other alternative investments, including real estate funds, commodity funds, hedge funds and equity structured notes	4%	4%	2%	0.2%
Total	100%	$100%	$100%	$5.5%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets at December 31, 2018 and 2017, by asset class, are as follows:

	December 31, 2018	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$298	$298	$-	$-
Equity securities:
U.S. companies	6,957	6,957	-	-
International companies	901	901	-	-
Debt and/or fixed income securities	4,651	4,651
Commodity funds	161	161
Real estate funds	55	55	-	-
Total	$13,023	$13,023	$-	$-

	December 31, 2017	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$175	$175	$-	$-
Equity securities:
U.S. companies	5,175	5,175	-	-
International companies	1,056	1,056	-	-
Debt and/or fixed income securities	6,139	6,139
Real estate funds	64	64	-	-
Total	$12,609	$12,609	$-	$-

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

Cash Flows

Contributions

The Bank does not expect to make a contribution in 2019.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (dollars in thousands):

2019	$716
2020	712
2021	724
2022	709
2023	697
2024-2028	3,514

401(k) Plan

The Company maintains a 401(k) plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2014 plan year, the 401(k) plan was amended to provide for a match of 50% of elective contributions, up to 6% of an employee’s contribution. In 2018, the 401 (k) plan was amended to provide for 100% matching of employee contributions up to 5% of employee contributions. For 2018, 2017 and 2016, employer contributions amounted to $862,000, $383,000 and $351,000, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2018. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as December 31, 2018 are approximately 668,000. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are handled on a case-by-case basis. Stock-based compensation expense for the year ended December 31, 2018, December 31, 2017 and December 31, 2016 was $1.9 million, $1.8 million and $2.1 million, respectively.

Activity under the Company’s options as of and for the year ended December 31, 2018 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	299,778	$6.18
Granted	-
Exercised	(189,992)	4.89
Forfeited/cancelled/expired	(1,323)	14.24
Outstanding at December 31, 2018	108,463	8.35	2.8	$1,097,806

Exercisable at December 31, 2018	108,463	$8.35	2.8	$1,097,806

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for the year ended December 31, 2018 was as follows:

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2017	103,078	$20.41
Granted	24,684	27.86
Vested	(58,668)	18.89
Forfeited/cancelled/expired	(666)	24.25
Nonvested at December 31, 2018	68,428	23.04

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock-Based Compensation – (continued)

As of December 31, 2018, there was approximately $687,000 of total unrecognized compensation cost related to nonvested restricted shares granted under the plans. The cost is expected to be recognized over a weighted average period of 0.8 years. A total of 24,684 restricted shares were granted during the year ended December 31, 2018.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned at December 31, 2017	151,194		$19.19
Awarded	19,614		31.35
Change in Estimate	(15,172)
Vested	(69,627)		19.46
Unearned at December 31, 2018	86,009	151,772	$22.06

At December 31, 2018, the specific number of shares related to performance units that were expected to vest was 86,009, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At December 31, 2018 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 151,772.

At December 31, 2018, compensation cost of approximately $653,000 related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.5 years. A total of 19,614 performance units were awarded during the year ended December 31, 2018, respectively.

During the year ended December 31, 2018, 69,627 vested and 42,672 shares were issued in satisfaction of earned performance units. The shares issued were calculated based on a net down of 26,955 shares to satisfy tax obligations created by vesting.

A summary of the status of unearned restricted stock units and the change during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned at December 31, 2017	-	$-
Awarded	29,423	31.35
Forfeited	-	-
Vested	-	-
Unearned at December 31, 2018	29,423	$31.35

At December 31, 2018, the specific number of shares related to restricted stock units that were expected to vest was approximately 29,423. Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be repurchased to satisfy the tax obligations of the recipient.

At December 31, 2018, compensation cost of approximately $679,000 related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.0 years. A total of 29,423 restricted stock units were awarded during the year ended December 31, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock-Based Compensation – (continued)

Effective January 1, 2017, the Company implemented ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Included in income tax expense for the year ended December 31, 2018 and December 31, 2017 is a benefit of approximately $1.1 million and $0.5 million, respectively, which resulted from the effect of implementing ASU 2016-09.

Note 20 - Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. At December 31, 2018, approximately $230.9 million was available for payment of dividends based on regulatory guidelines.

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

Interest rate swaps were entered into on April 13, 2017, August 24, 2015, and December 30, 2014, each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Derivatives – (continued)

Summary information about the interest rate swap designated as a cash flow hedges as of year-end is as follows:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Notional amount	$75,000	$100,000
Weighted average pay rates	1.70%	1.66%
Weighted average receive rates	2.19%	1.23%
Weighted average maturity	2.0 years	2.4 years
Fair value	$1,159	$798

Interest expense recorded on these swap transactions totaled approximately $(463,600), $406,200, and $668,300 during 2018, 2017, and 2016 is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31:

	2018
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$825	$(464)	$-

	2017
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$304	$406	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of December 31, 2018 and December 31, 2017:

	2018		2017
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$75,000	$1,159	$100,000	$798

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and December 31, 2017 are as follows:

		December 31, 2018 Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$44,955	$-	$44,955	$-
Residential mortgage pass-through securities	185,204	-	185,204	-
Commercial mortgage pass-through securities	3,874	-	3,874	-
Obligations of U.S. states and political subdivision	139,185	-	129,808	9,377
Corporate bonds and notes	25,813	-	25,813	-
Asset-backed securities	9,691	-	9,691	-
Certificates of deposit	322	-	322	-
Other securities	2,990	2,990	-	-
Total available-for-sale	$412,034	$2,990	$399,667	$9,377

Equity securities	11,460	11,460	-	-
Derivatives	1,159	-	1,159	-
Total assets	$424,653	$14,450	$400,826	$9,377

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2017 Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2018 and December 31, 2017:

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

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,481	$-	$-	$1,481
Residential	231	-	-	231

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,094	$-	$-	$1,094

Impaired Loans - Collateral dependent impaired loans at December 31, 2018 that required a valuation allowance were $1.7 million with a related valuation allowance of $36 thousand, compared to $1.1 million with a related valuation allowance of $39 thousand at December 31, 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 and year ended December 31, 2017:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2018	$9,632
Principal paydowns	(255)
Ending balance, December 31, 2018	$9,377

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2017	$18,218
Principal paydowns	(8,586)
Ending balance, December 31, 2017	$9,632

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2018

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,377	Discounted cash flows	Discount rate	2.9%

December 31, 2017

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,632	Discounted cash flows	Discount rate	2.9%

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

December 31, 2018

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial real estate	$1,481	Appraisals of collateral value	Comparable sales	6% - 9% (8%)

Residential	$231	Appraisals of collateral value	Comparable sales	0% - 10% (5%)

December 31, 2017

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial real estate	$1,094	Appraisals of collateral value	Comparable sales	0% - 10% (5%)

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

Fair values for financial instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with ASC Topic 825 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Loans. Effective January 1, 2018, with the adoption of the New Fair Value Standard, the fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g. residential mortgage loans and multi-family loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a Level 3 fair value estimate. In 2017, the fair value estimate of portfolio loans, net was determined using an entrance price methodology, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and December 31, 2017:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
December 31, 2018
Financial assets:
Cash and due from banks	$172,366	$172,366	$172,366	$-	$-
Investment securities available-for-sale	412,034	412,034	2,990	399,667	9,377
Restricted investment in bank stocks	31,136	n/a	n/a	n/a	n/a
Equity securities	11,460	11,460	11,460	-	-
Net loans (1)	4,506,138	4,402,878	-	-	4,402,878
Derivatives	1,159	1,159	-	1,159	-
Accrued interest receivable	18,214	18,214	-	2,064	16,150

Financial liabilities:
Noninterest-bearing deposits	768,584	768,584	768,584	-	-
Interest-bearing deposits	3,323,508	3,320,640	1,957,503	1,363,137	-
Borrowings	600,001	598,598	-	598,598	-
Subordinated debentures	128,556	132,426	-	132,426	-
Accrued interest payable	6,764	6,764	-	6,764	-

December 31, 2017
Financial assets:
Cash and due from banks	$149,582	$149,582	$149,582	$-	$-
Investment securities available-for-sale	435,284	435,284	15,150	410,502	9,632
Restricted investment in bank stocks	33,497	n/a	n/a	n/a	n/a
Loans held-for-sale	24,845	24,845	-	370	24,475
Net loans	4,139,708	4,118,542	-	-	4,118,542
Derivatives	798	798	-	798	-
Accrued interest receivable	15,470	15,470	-	2,051	13,419

Financial liabilities:
Noninterest-bearing deposits	776,843	776,843	776,843	-	-
Interest-bearing deposits	3,018,285	3,018,285	1,842,151	1,176,134	-
Borrowings	670,077	669,680	-	669,680	-
Subordinated debentures	54,699	57,340	-	57,340	-
Accrued interest payable	3,707	3,707	-	3,707	-

(1)	ASU 2016-01 requires the use of an exit price in fair value disclosures. Historically (prior to January 1, 2018) the Company used an entry price in the estimate of fair value loans.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2018	2017
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$22,071	$7,506
Investment in subsidiaries	692,516	614,083
Receivable due from subsidiaries	32,250	-
Investments securities available-for-sale	176	779
Equity securities (1)	607	-
Other assets	1,282	322
Total assets	$748,902	$622,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$6,419	$2,554
Subordinated debentures	128,556	54,699
Stockholders’ equity	613,927	565,437
Total liabilities and stockholders’ equity	$748,902	$622,690

(1)	Beginning January 1, 2018, equity securities were reclassified out of investment securities available-for-sale in conjunction with ASU 2016-01.

Condensed Statements of Income

	For Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$16,700	$13,000	$12,400
Other income	1,618	13	8
Total Income	18,318	13,013	12,408
Expenses	(7,201)	(3,251)	(3,252)
Income before equity in undistributed earnings of subsidiaries	11,117	9,762	9,156
Equity in undistributed earnings of subsidiaries	49,235	33,458	21,926
Net Income	$60,352	$43,220	$31,082

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2018	2017	2016
	(dollars in thousands)
Cash flows from operating activities:
Net income	$60,352	$43,220	$31,082
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(49,235)	(33,458)	(21,926)
Loss on equity securities, net	4	-	-
(Increase) decrease in other assets	(627)	269	2,023
Increase (decrease) in other liabilities	3,843	(151)	544
Net cash provided by operating activities	14,337	9,880	11,723

Cash flows from investing activities:
Purchase of available-for-sale securities	(8)	(7)	-
Capital infusion to subsidiary	(64,500)	-	(38,439)
Net cash used in investing activities	(64,508)	(7)	(38,439)

Cash flows from financing activities:
Proceeds from subordinated debt	73,525	-	-
Cash dividends on common stock	(9,664)	(9,612)	(9,067)
Cash dividends on preferred stock	-	-	(22)
Secondary offering and issuance of common stock	-	(180)	38,439
Redemption of preferred stock	-	-	(11,250)
Proceeds from exercise of stock options	875	417	767
Net cash provided by (used in) financing activities	64,736	(9,375)	18,867

Increase (decrease) in cash and cash equivalents	14,565	498	(7,849)
Cash and cash equivalents at January 1,	7,506	7,008	14,857
Cash and cash equivalents at December 31,	$22,071	$7,506	$7,008

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$57,223	$55,351	$53,084	$50,475
Total interest expense	17,062	15,389	14,139	12,328
Net interest income	40,161	39,962	38,945	38,147
Provision for loan losses	1,100	1,100	1,100	17,800
Total other income, net of securities gains	1,515	1,429	1,388	1,407
Other expenses	18,266	18,287	17,108	17,059
Income before income taxes	22,310	22,004	22,125	4,695
Income tax expense	3,638	2,102	4,598	444
Net income	18,672	19,902	17,527	4,251
Earnings per share:
Basic	$0.58	$0.62	$0.54	$0.13
Diluted	0.58	0.61	0.54	0.13

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$50,211	$46,338	$43,691	$41,084
Total interest expense	10,403	9,319	8,590	7,943
Net interest income	39,808	37,019	35,101	33,141
Provision for loan losses	2,000	1,450	1,450	1,100
Total other income, net of securities gains	2,024	1,756	1,422	1,406
Net securities gains	-	-	-	1,596
Other expenses	16,566	18,641	25,303	18,249
Income before income taxes	23,266	18,684	9,770	16,794
Income tax expense	12,686	5,607	2,087	4,914
Net income	10,580	13,077	7,683	11,880
Earnings per share:
Basic	$0.33	$0.41	$0.24	$0.37
Diluted	0.33	0.41	0.24	0.37

Note:  Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

The provision for loan losses for the first quarter 2018 was a notable increase that was mainly attributable to specific allocations to the taxi medallion loans and concurrent partial charge-off of $17.0 million.

Other expenses for the second quarter of 2017 had a notable increase that was mainly attributable to an increase in valuation allowance for our loans held-for-sale. Income taxes for the fourth quarter of 2017 had a notable increase that was mainly attributable to a charge against the Company’s deferred tax assets of $5.6 million due to the impact of The Tax Cuts and Jobs Act of 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of OREO.

The Company, using a modified retrospective transition approach, determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the year ended December 31, 2018 and 2017. Items outside of ASC 606 are noted as such.

	Year Ended December 31, 2018	Year Ended December 31, 2017(2)
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$847	$809
Other	607	736
Interchange income	628	675
Net gains on sales of loans(1)	61	708
Wire transfer fees(1)	309	251
Loan servicing fees(1)	94	108
Bank owned life insurance(1)	3,094	3,181
Net gains on sales of securities(1)	-	1,596
Annuity and insurance income(1)	-	39
Other	99	101
Total noninterest income	$5,739	$8,204

(1)	Not within scope of ASC 606.
(2)	The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

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

Interchange Income: The Company earns interchange fees from debit and credit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Revenue Recognition – (continued)

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

Note 26 – Subsequent Event

On January 2, 2019, Greater Hudson Bank merged with and into ConnectOne Bank, with ConnectOne Bank as the surviving bank. As a result of the merger, the Company acquired approximately $0.4 billion in loans, assumed approximately $0.4 billion in deposits and acquired seven branch offices located in Rockland, Orange and Westchester Counties, New York. The assets and liabilities acquired will be recorded at fair value as of the acquisition date. Each outstanding share of Greater Hudson Bank common stock was exchanged for 0.245 shares of ConnectOne common stock. Given the initial accounting for this business combination is incomplete, management is not yet able to disclose the preliminary fair value of the assets acquired and liabilities assumed.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2018. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this part is included in the definitive Proxy Statement for the Company’s 2018 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2019 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2019 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2019 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description

3.1	The Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

3.2	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2018.

10.1	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.

10.2	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.3	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.4	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.

10.6	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2006.

10.7	Amendment to 2003 Amended and Restated Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.

10.8	Second Amended and Restated Employment Agreement, dated as of June 1, 2017, by and among the Registrant, ConnectOne Bank and Frank Sorrentino III, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on June 5, 2017. *

Exhibit No.	Description

10.9	Amended and Restated Employment Agreement dated as of June 1, 2017, by and among the Registrant, ConnectOne Bank and William S. Burns, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017 *

10.10	Form of Change in Control Agreement by and between the Company and Laura Criscione dated December 19, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2013. *

10.11	North Jersey Community Bank 2006 Equity Compensation Plan (1)

10.12	North Jersey Community Bank 2008 Equity Compensation Plan (1)

10.13	North Jersey Community Bank 2009 Equity Compensation Plan (1)

10.14	2012 Equity Compensation Plan (1)

10.15	Indenture dated June 30, 2015 with U.S. Bank, National Association as Trustee (2)

10.16	Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)

10.17	Employment Agreement by and among the Registrant, ConnectOne Bank and Elizabeth Magennis dated June 1, 2017 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017. *

10.18	Employment Agreement by and among the Registrant, ConnectOne Bank and Christopher Ewing dated June 1, 2017 is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017. *

10.19	First Supplemental Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe LLP

31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Personal certification of the chief executive officer and the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS	XBRL instance document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 .LAB	XBRL Taxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

*	Management contract on compensatory plan or arrangement.

(1)     Incorporated by reference from Exhibits 10.15, 10.16, 10.17 and 10.18, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2014

(2)     Incorporated by reference from Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed July 2, 2015

(3)     Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed January 17, 2018

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

CONNECTONE BANCORP, INC.
February 27, 2019	By:
/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on February 27, 2019, have signed this report below.

/s/ Frank Sorrentino III Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (principal executive officer

/s/ William S. Burns William S. Burns	Executive Vice President & Chief Financial Officer (principal financial and accounting officer)

/s/ Stephen Boswell Stephen Boswell	Director

/s/ Frank Baier Frank Baier	Director

/s/ Frank Huttle III Frank Huttle III	Director

/s/ Michael Kempner Michael Kempner	Director

/s/ Joseph Parisi, Jr. Joseph Parisi, Jr.	Director

/s/ Frederick S. Fish	Director
Frederick S. Fish

/s/ Nicholas Minoia	Director
Nicholas Minoia

/s/ Harold Schechter	Director
Harold Schechter

/s/ William A. Thompson	Director
William A. Thompson

/s/ Alexander Bol	Director
Alexander Bol

/s/ Katherin Nukk-Freeman	Director
Katherin Nukk-Freeman

/s/ Daniel Rifkin	Director
Daniel Rifkin
- 113 -