Form 10-Q
period 2019-03-31
ConnectOne Bancorp, Inc.
filed 2019-05-07
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if smaller	Emerging growth company ☐
reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	CNOB	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: (Title of Class)	35,455,756 shares (Outstanding as of May 7, 2019)

2

Item 1. Financial Statements

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(in thousands, except for share data)	2019	2018
	(unaudited)
ASSETS
Cash and due from banks	$54,520	$39,161
Interest-bearing deposits with banks	118,028	133,205
Cash and cash equivalents	172,548	172,366

Securities available-for-sale	516,539	412,034
Equity securities	11,564	11,460

Loans held-for-sale	368	-

Loans receivable	4,972,651	4,541,092
Less: Allowance for loan losses	36,858	34,954
Net loans receivable	4,935,793	4,506,138

Investment in restricted stock, at cost	31,727	31,136
Bank premises and equipment, net	20,150	19,062
Accrued interest receivable	21,198	18,214
Bank owned life insurance	125,300	113,820
Right of use operating lease assets	15,311	-
Goodwill	156,243	145,909
Core deposit intangibles	6,504	1,737
Other assets	35,731	30,216
Total assets	$6,048,976	$5,462,092
LIABILITIES
Deposits:
Noninterest-bearing	$833,090	$768,584
Interest-bearing	3,760,908	3,323,508
Total deposits	4,593,998	4,092,092
Borrowings	603,412	600,001
Operating lease liabilities	16,719	-
Subordinated debentures (net of debt issuance costs of $1,517 and $1,599, respectively)	128,638	128,556
Other liabilities	23,814	27,516
Total liabilities	5,366,581	4,848,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 37,520,855 shares at March 31, 2019 and 34,392,464 shares at December 31, 2018; outstanding 35,443,933 shares at March 31, 2019 and 32,328,542 at December 31, 2018	468,571	412,546
Additional paid-in capital	16,513	15,542
Retained earnings	219,558	211,345
Treasury stock, at cost (2,076,922 common shares at March 31, 2019 and 2,063,922 at December 31, 2018)	(16,967)	(16,717)
Accumulated other comprehensive loss	(5,280)	(8,789)
Total stockholders’ equity	682,395	613,927
Total liabilities and stockholders’ equity	$6,048,976	$5,462,092

See accompanying notes to unaudited consolidated financial statements.
3

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2019	2018
Interest income
Interest and fees on loans	$60,326	$47,025
Interest and dividends on investment securities:
Taxable	2,942	1,887
Tax-exempt	1,127	814
Dividends	457	485
Interest on federal funds sold and other short-term investments	357	264
Total interest income	65,209	50,475
Interest expense
Deposits	15,351	7,688
Borrowings	4,906	4,640
Total interest expense	20,257	12,328
Net interest income	44,952	38,147
Provision for loan losses	4,500	17,800
Net interest income after provision for loan losses	40,452	20,347
Noninterest income
Income on bank owned life insurance	822	774
Net gains on sale of loans held-for-sale	19	17
Deposit, loan and other income	786	616
Net gains (losses) on equity securities	103	(120)
Net gains on sales of securities available-for-sale	8	-
Total noninterest income	1,738	1,287
Noninterest expenses
Salaries and employee benefits	11,954	9,672
Occupancy and equipment	2,495	2,143
FDIC insurance	755	850
Professional and consulting	1,209	723
Marketing and advertising	210	207
Data processing	1,155	1,148
Merger expenses	7,562	-
Amortization of core deposit intangibles	364	169
Other components of net periodic pension expense	29	7
Other expenses	2,329	2,020
Total noninterest expenses	28,062	16,939
Income before income tax expense	14,128	4,695
Income tax expense	2,493	444
Net income	$11,635	$4,251
Earnings per common share
Basic	$0.33	$0.13
Diluted	0.33	0.13

Dividends per common share	$0.090	$0.075

See accompanying notes to unaudited consolidated financial statements.
4

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net income	$11,635	$4,251

Other comprehensive income (loss):
Unrealized gains and losses on securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	5,558	(5,019)
Tax effect	(1,422)	1,292
Net of tax	4,136	(3,727)

Reclassification adjustment for realized gains included in net income	(8)	-
Tax effect	2	-
Net of tax	(6)	-

Unrealized (losses) gains on cash flow hedge	(391)	916
Tax effect	110	(258)
Net of tax	(281)	658
Unrealized pension plan (losses) gains:
Unrealized pension plan (losses) gains before reclassifications	(562)	236
Tax effect	158	(67)
Net of tax	(404)	169

Reclassification adjustment for realized losses included in net income	89	91
Tax effect	(25)	(25)
Net of tax	64	66
Total other comprehensive income (loss)	3,509	(2,834)
Total comprehensive income	$15,144	$1,417

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for per	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437
Reclassification of stranded tax effects (ASU 2018-02)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01	-	-	-	(55)	-	55	-
Net income	-	-	-	4,251	-	-	4,251
Other comprehensive loss, net of tax	-	-	-	-	-	(2,834)	(2,834)
Cash dividends declared on common stock ($0.075 per share)	-	-	-	(2,420)	-	-	(2,420)
Exercise of stock options (38,697) shares)	-	-	202	-	-	-	202
Restricted stock grants (22,004 shares)	-	-	-	-	-	-	-
Net performance units issued (42,672 shares)	-	-	(819)	-	-	-	(819)
Stock-based compensation	-	-	449	-	-	-	449

Balance as of March 31, 2018	$-	$412,546	$13,434	$162,510	$(16,717)	$(7,507)	$564,266

Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	11,635	-	-	11,635
Other comprehensive income, net of tax	-	-	-	-	-	3,509	3,509
Cash dividends declared on common stock ($0.090 per share)	-	-	-	(3,422)	-	-	(3,422)
Exercise of stock options (21,991 shares)	-	-	143	-	-	-	143
Restricted stock grants (43,483 shares)	-	-	-	-	-	-	-
Restricted stock units (4,904 shares)	-	-	-	-	-	-	-
Net performance units issued (26,517 shares)	-	-	196	-	-	-	196
Repurchase of treasury stock (13,000 shares)	-	-	-	-	(250)	-	(250)
Stock issued (3,032,496 shares) in acquisition of Greater Hudson Bank	-	56,025	-	-	-	-	56,025
Stock-based compensation	-	-	632	-	-	-	632
Balance as of March 31, 2019	$-	$468,571	$16,513	$219,558	$(16,967)	$(5,280)	$682,395

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$11,635	$4,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	814	775
Provision for loan losses	4,500	17,800
Amortization of intangibles	364	169
Net accretion of loans	(963)	(179)
Accretion on bank premises	(21)	(16)
Accretion on deposits	(328)	(15)
Amortization (accretion) on borrowings, net	58	(45)
Stock-based compensation	828	(370)
Gains on sales of securities available-for-sale, net	(8)	-
(Gains) losses on equity securities, net	(103)	121
Gains on sale of loans held-for-sale, net	(19)	(17)
Loans originated for resale	(1,497)	(1,045)
Proceeds from sale of loans held-for-sale	1,148	1,145
Increase in cash surrender value of bank owned life insurance	(822)	(189)
Amortization of premiums and accretion of discounts on securities available-for-sale	683	1,045
Amortization of subordinated debt issuance costs	82	86
Increase in accrued interest receivable	(550)	(550)
Net change in operating leases	1,408	-
Decrease (increase) in other assets	3,723	(2,269)
Decrease in other liabilities	(7,933)	(464)
Net cash provided by operating activities	12,999	20,233

Cash flows from investing activities
Securities available-for-sale:
Purchases	(107,405)	(46,333)
Sales	94,075	-
Maturities, calls and principal repayments	35,371	39,503
Net purchases of restricted investment in bank stocks	(591)	(1,125)
Payments on loans held-for-sale	-	112
Net increase in loans	(70,278)	(69,837)
Purchases of premises and equipment	(257)	(139)
Cash and cash equivalents acquired in acquisition	13,741	-
Net cash used in investing activities	(35,344)	(77,819)

Cash flows from financing activities
Net increase (decrease) in deposits	86,124	(45,526)
Increase in subordinated debentures	-	73,525
Advances of Federal Home Loan Bank (“FHLB”) borrowings	420,000	435,000
Repayments of FHLB borrowings	(480,833)	(410,000)
Cash dividends paid on common stock	(2,657)	(2,410)
Repurchase of treasury stock	(250)	-
Proceeds from exercise of stock options	143	202
Net cash provided by financing activities	22,527	50,791
Net change in cash and cash equivalents	182	(6,795)
Cash and cash equivalents at beginning of period	172,366	149,582

Cash and cash equivalents at end of period	$172,548	$142,787

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$22,340	$10,927
Income taxes	-	1,223

Supplemental disclosures of noncash activities:
Investing:
Transfer of loans to other real estate owned	$-	$538
Transfer of loans from held-for-investment to held-for-sale	-	24,236

Business combination:

Fair value of assets acquired, net of cash and cash equivalents	$534,166	$-
Fair value of liabilities assumed	488,475	-

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Operations and Principles of Consolidation

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), Port Jervis Holdings LLC (a New York limited liability company) and NJCB Spec-1, LLC (a New Jersey limited liability company).

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-eight other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrower’s business, real estate rental and consumer wages.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other interim period. The Company’s 2018 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Note 1a. Authoritative Accounting Guidance

Adoption of New Accounting Standards

Effective January 1, 2019, the Company implemented ASU No. 2016-02, “Leases (Topic 842)” (modified by ASU 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842) and ASU 2018-20 – Leases (Topic 842) Narrow – Scope Improvements for Lessors). ASU 2016-02 requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Effective with the adoption, the Company recognized a “right-of-use-asset” and a “lease liability” for its operating leases and has elected to apply practical expedients pertaining to the ASU. The Company applied a modified retrospective transition approach for the applicable leases. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and non-lease components as a single component and account for it as a lease. The adoption of ASU 2016-02 resulted in the recognition of $15.3 million of “right-of-use assets” and $16.7 million of lease liabilities as of the date of the adoption. This adoption did not materially impact the Company’s Consolidated Statement of Income for the first quarter ended March 31, 2019 and it is not expected to have a material impact on the Consolidated Statement of Income in future periods. See Note 9 – Premises and Equipment for additional disclosures related to leases.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1a. Authoritative Accounting Guidance

Newly Issued, But Not Yet Effective Accounting Standards

SU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” (modified by ASU 2018-19 – Codification Improvements to Topic 326, Financial Instruments –Credit Losses). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a CECL committee which has assessed our data and system needs. The Company has engaged third-party vendors to assist in analyzing our data and developing a CECL model. The Company, in conjunction with these vendors, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Business Combination

On July 11, 2018, the Company entered into an Agreement and Plan of Merger with Greater Hudson Bank (“GHB”), under which GHB would merge with and into ConnectOne Bank, with ConnectOne Bank as the surviving bank. This transaction was completed effective January 2, 2019 (“Merger date”). As part of this merger, the Company acquired seven branch offices located in Rockland, Orange and Westchester Counties, New York. Pursuant to the merger agreement, holders of GHB common stock received 0.245 shares of common stock of ConnectOne with cash paid in lieu of fractional shares.

The acquisition of GHB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $10.3 million and a core deposit intangible of $5.1 million. The assets acquired and liabilities assumed and consideration paid in the acquisition of GHB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through January 2, 2020, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair
Value at
January 2, 2019
(in thousands)
Consideration paid:
Common stock issued in acquisition	$56,025

Assets acquired:
Cash and cash equivalents	13,741
Securities available-for-sale	121,672
Loans, net	362,914
Premises and equipment, net	1,624
Accrued interest receivable	2,434
Core deposit intangibles	5,131
Other assets	26,650
Total assets acquired	534,166

Liabilities assumed:
Deposits	416,110
Borrowings	64,186
Other liabilities	8,179
Total liabilities assumed	488,475

Net assets acquired	45,691

Goodwill recorded in acquisition	$10,334

The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired by ConnectOne and reflects the economies of scale, increased market share and lending capabilities, greater access to best-in-class banking technology, and related synergies that are expected to result from the acquisition.

Loans acquired in the GHB acquisition were recorded at fair value, and there was no carryover related allowance for loan losses. The fair values of loans acquired from GHB were estimated based on the value of the expected cash flows, which were projected based on the contractual terms of the loans, including both maturity and contractual amortization. The monthly principal and interest cash flows were adjusted for expected losses and prepayments, where appropriate. Projected cash flows were then discounted to present value using a discount rate developed based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs and a required return on capital.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Business Combination – (continued)

The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the GHB acquisition as of the Merger date:

Estimated Fair
Value at
January 2, 2019
(in thousands)
Contractually required principal and interest acquisition	$19,874
Contractual cash flows not expected to be collected (non-accretable discount)	(12,167)
Expected cash flows at acquisition	7,707
Interest component of expected cash flows (accretable discount)	(1,286)
Fair value of acquired loans	$6,421

Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment and is not deductible for tax purposes.

The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value as those accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities. The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.

Direct acquisition and integration costs of the Merger were expensed as incurred. These items were recorded as merger-related expenses on the statement of operations. During the three months ended March 31, 2019, merger expenses were $7.6 million.

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

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2019	2018
Net income	$11,635	$4,251
Earnings allocated to participating securities	(26)	(12)
Income attributable to common stock	$11,609	$4,239

Weighted average common shares outstanding, including participating securities	35,283	32,116
Weighted average participating securities	(25)	(94)
Weighted average common shares outstanding	35,258	32,022
Incremental shares from assumed conversions of options, performance units and restricted shares	61	274
Weighted average common and equivalent shares outstanding	35,319	32,296

Earnings per common share:
Basic	$0.33	$0.13
Diluted	0.33	0.13

There were no antidilutive share equivalents as of March 31, 2019 and March 31, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale

Securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2019 and December 31, 2018. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following table summarizes the amortized cost and fair value of securities available-for-sale at March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$43,321	$191	$(232)	$43,280
Residential mortgage pass-through securities	255,657	381	(2,837)	253,201
Commercial mortgage pass-through securities	6,903	23	(11)	6,915
Obligations of U.S. states and political subdivisions	167,819	2,115	(1,764)	168,170
Corporate bonds and notes	35,245	193	(367)	35,071
Asset-backed securities	8,244	11	(68)	8,187
Certificates of deposit	148	2	-	150
Other securities	1,565	-	-	1,565
Total securities available-for-sale	$518,902	$2,916	$(5,279)	$516,539

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$45,509	$51	$(605)	$44,955
Residential mortgage pass-through securities	189,721	85	(4,602)	185,204
Commercial mortgage pass-through securities	3,919	-	(45)	3,874
Obligations of U.S. states and political subdivisions	141,496	1,091	(3,402)	139,185
Corporate bonds and notes	26,308	45	(540)	25,813
Asset-backed securities	9,685	22	(16)	9,691
Certificates of deposit	319	3	-	322
Other securities	2,990	-	-	2,990
Total securities available-for-sale	$419,947	$1,297	$(9,210)	$412,034

Investment securities having a carrying value of approximately $141.9 million and $151.5 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following table presents information for investments in securities available-for-sale at March 31, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	March 31, 2019
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$6,909	$6,941
Due after one year through five years	46,300	46,324
Due after five years through ten years	32,152	32,634
Due after ten years	169,416	168,959
Residential mortgage pass-through securities	255,657	253,201
Commercial mortgage pass-through securities	6,903	6,915
Other securities	1,565	1,565
Total securities available-for-sale	$518,902	$516,539

Gross gains and losses from the sales of securities for periods presented were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Proceeds	$94,075	$-

Gross gains on sales of securities	8	-
Gross losses on sales of securities	-	-
Net gains on sales of securities	8	-
Less: tax provision on net gains	(2)	-
Net gains on sales of securities, after tax	$6	$-

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 131 and 148 securities as of March 31, 2019 and December 31, 2018, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not OTTI at March 31, 2019.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$23,900	$(232)	$2,005	$(7)	$21,895	$(225)
Residential mortgage pass-through securities	194,131	(2,837)	60,001	(137)	134,130	(2,700)
Commercial mortgage pass-through securities	3,873	(11)	-	-	3,873	(11)
Obligations of U.S. states and political subdivisions	53,685	(1,764)	531	-	53,154	(1,764)
Corporate bonds and notes	14,547	(367)	7,382	(42)	7,165	(325)
Asset-backed securities	4,536	(68)	2,884	(49)	1,652	(19)
Total temporarily impaired securities	$294,672	$(5,279)	$72,803	$(235)	$221,869	$(5,044)

	December 31, 2018
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$35,472	$(605)	$810	$(1)	$34,662	$(604)
Residential mortgage pass-through securities	178,365	(4,602)	42,040	(393)	136,325	(4,209)
Commercial mortgage pass-through securities	3,874	(45)	-	-	3,874	(45)
Obligations of U.S. states and political subdivisions	64,367	(3,402)	7,765	(21)	56,602	(3,381)
Corporate bonds and notes	15,534	(540)	7,767	(133)	7,767	(407)
Asset-backed securities	3,957	(16)	2,219	(11)	1,738	(5)
Total Temporarily Impaired Securities	$301,569	$(9,210)	$60,601	$(559)	$240,968	$(8,651)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Derivatives – (continued)

Interest rate swaps were entered into on April 13, 2017, August 24, 2015, and December 30, 2014, each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps. Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2019, December 31, 2018 and March 31, 2018 are presented in the following table.

	March 31,	December 31,	March 31,
	2019	2018	2018
	(dollars in thousands)
Notional amount	$75,000	$75,000	$100,000
Weighted average pay rates	1.80%	1.70%	1.79%
Weighted average receive rates	2.79%	2.19%	1.82%
Weighted average maturity	1.7 years	2.0 years	2.2 years

Fair value	$768	$1,159	$1,714

Net interest income recorded on these swap transactions totaled approximately $182 thousand during the three months ended March 31, 2019 compared to $5 thousand during the three months ended March 31, 2018.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Three Months Ended March 31, 2019
	Amount of gain	Amount of gain	Amount of gain
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(209)	$(182)	$-

Three Months Ended March 31, 2018
	Amount of gain	Amount of gain	Amount of gain
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$921	$(5)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$75,000	$768	$75,000	$1,159

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses

Loans Receivable - The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Commercial	$1,051,199	$988,758
Commercial real estate	3,054,196	2,778,167
Commercial construction	548,039	465,389
Residential real estate	319,215	309,991
Consumer	4,156	2,594
Gross loans	4,976,805	4,544,899
Net deferred loan fees	(4,154)	(3,807)
Total loans receivable	$4,972,651	$4,541,092

At March 31, 2019 and December 31, 2018, loan balances of approximately $2.5 billion and $2.3 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Purchased Credit-Impaired Loans - The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at March 31, 2019 and December 31, 2018.

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Commercial	$6,159	$2,509
Commercial real estate	1,181	-
Commercial construction	1,649	-
	$8,989	$2,509

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during either the three months ended March 31, 2019 and March 31, 2018. There were no reversals from the allowance for loan losses during the three months ended March 31, 2019 and March 31, 2018.

The following table presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for three months ended March 31, 2019 and March 31, 2018:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
	(dollars in thousands)
Balance at beginning of period	$1,134	$1,387
New loans purchased	1,286	-
Accretion of income	(146)	(65)
Balance at end of period	$2,274	$1,322

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans included in loans receivable by loan class as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Commercial	$28,099	$29,340
Commercial real estate	12,159	15,135
Commercial construction	2,934	2,934
Residential real estate	4,488	4,446
Total nonaccrual loans	$47,680	$51,855

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) at March 31, 2019 and December 31, 2018:

	March 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$997,975	$17,452	$35,772	$-	$1,051,199
Commercial real estate	3,024,553	12,970	16,673	-	3,054,196
Commercial construction	533,105	6,920	8,014	-	548,039
Residential real estate	314,599	-	4,616	-	319,215
Consumer	4,143	-	13	-	4,156
Gross loans	$4,874,375	$37,342	$65,088	$-	$4,976,805

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$951,610	$3,371	$33,777	$-	$988,758
Commercial real estate	2,742,989	12,574	22,604	-	2,778,167
Commercial construction	453,598	5,515	6,276	-	465,389
Residential real estate	305,414	-	4,577	-	309,991
Consumer	2,576	-	18	-	2,594
Gross loans	$4,456,187	$21,460	$67,252	$-	$4,544,899

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by class as of March 31, 2019 and 2018.

	March 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$28,870	$78,844
Commercial real estate	10,124	18,258
Commercial construction	6,326	10,443
Residential real estate	2,185	2,511
Consumer	-	-
Total (no related allowance)	$47,505	$110,056

With an allowance recorded
Commercial real estate	$4,984	$7,999	$1,035
Residential real estate	256	266	25
Total (with allowance)	$5,240	$8,265	$1,060

Total
Commercial	$28,870	$78,844	$-
Commercial real estate	15,108	26,257	1,035
Commercial construction	6,326	10,443	-
Residential real estate	2,441	2,777	25
Consumer	-	-	-
Total	$52,745	$118,321	$1,060

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$29,896	$83,596
Commercial real estate	16,839	17,935
Commercial construction	9,240	9,240
Residential real estate	2,209	2,521
Consumer	-	-
Total (no related allowance)	$58,184	$113,292

With an allowance recorded
Commercial real estate	$1,488	$1,488	$7
Residential real estate	260	266	29
	$1,748	$1,754	$36

Total
Commercial	$29,896	$83,596	$-
Commercial real estate	18,327	19,423	7
Commercial construction	9,240	9,240	-
Residential real estate	2,469	2,787	29
Consumer	-	-	-
Total	$59,932	$115,046	$36

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by class as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded
Commercial	$29,080	$16	$45,607	$31
Commercial real estate	10,146	47	35,010	243
Commercial construction	10,400	57	6,083	77
Residential real estate	2,194	-	2,613	-
Consumer	-	-	-	-
Total	$51,820	$120	$89,313	$351

Impaired loans with an allowance recorded
Commercial real estate	$7,084	$-	$1,129	$12
Commercial construction	-	-	2,649	42
Residential real estate	258	-	-	-
Total	$7,342	$-	$3,778	$54

Total impaired loans
Commercial	$29,080	$16	$45,607	$31
Commercial real estate	17,230	47	36,139	255
Commercial construction	10,400	57	8,732	119
Residential real estate	2,452	-	2,613	-
Consumer	-	-	-	-
Total	$59,162	$120	$93,091	$405

Included in impaired loans at March 31, 2019 and December 31, 2018 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due at March 31, 2019 and December 31, 2018:

	March 31, 2019
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,979	$2,626	$3,799	$28,099	$36,503	$1,014,696	$1,051,199
Commercial real estate	10,213	180	-	12,159	22,552	3,031,644	3,054,196
Commercial construction	648	-	1,649	2,934	5,231	542,808	548,039
Residential real estate	1,591	-	-	4,488	6,079	313,136	319,215
Consumer	12	-	-	-	12	4,144	4,156
Total	$14,443	$2,806	$5,448	$47,680	$70,377	$4,906,428	$4,976,805

Included in the 90 days or greater past due and still accruing category as of March 31, 2019 are purchased credit-impaired loans, net of fair value marks, which accretes income per the valuation at date of acquisition.

	December 31, 2018
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	March 31, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$1,035	$-	$25	$-	$-	$1,060
Collectively evaluated for impairment	8,460	19,526	4,982	1,141	1	488	34,598
Acquired portfolio	200	1,000	-	-	-	-	1,200
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,660	$21,561	$4,982	$1,166	$1	$488	$36,858

Gross loans
Individually evaluated for impairment	$28,870	$15,108	$6,326	$2,441	$-		$52,745
Collectively evaluated for impairment	893,678	2,603,459	498,503	267,903	3,826		4,267,369
Acquired portfolio	122,492	434,448	41,561	48,871	330		647,702
Acquired with deteriorated credit quality	6,159	1,181	1,649	-	-		8,989
Total	$1,051,199	$3,054,196	$548,039	$319,215	$4,156		$4,976,805

	December 31, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$7	$-	$29	$-	$-	$36
Collectively evaluated for impairment	9,675	17,840	4,519	1,237	2	445	33,718
Acquired portfolio	200	1,000	-	-	-	-	1,200
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Gross loans
Individually evaluated for impairment	$29,896	$18,327	$9,240	$2,469	$-		$59,932
Collectively evaluated for impairment	949,129	2,500,132	456,149	263,449	2,484		4,171,343
Acquired portfolio	7,224	259,708	-	44,073	110		311,115
Acquired with deteriorated credit quality	2,509	-	-	-	-		2,509
Total	$988,758	$2,778,167	$465,389	$309,991	$2,594		$4,544,899

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan losses by loan segment is as follows:

	Three Months Ended March 31, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Charge-offs	-	(2,676)	-	-	-	-	(2,676)

Recoveries	71	-	-	2	7	-	80

Provision for loan losses	(1,286)	5,390	463	(102)	(8)	43	4,500

Balance at March 31, 2019	$8,660	$21,561	$4,982	$1,166	$1	$488	$36,858

	Three Months Ended March 31, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31,
2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

Charge-offs	(17,020)	-	-	(18)	-	-	(17,038)

Recoveries	19	-	-	-	-	-	19

Provision for loan losses	17,318	323	25	77	1	56	17,800

Balance at March 31, 2018	$8,550	$17,435	$4,772	$1,109	$2	$661	$32,529

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

At March 31, 2019, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of March 31, 2019, TDRs totaled $30.9 million, of which $22.7 million were on nonaccrual status and $8.2 million were performing under their restructured terms. As of December 31, 2018, TDRs totaled $34.5 million, of which $23.3 million were on nonaccrual status and $11.2 million were performing under their restructured terms. The Company has allocated $-0- and $147 thousand of specific allowance for the three months ended March 31, 2019 and March 31, 2018, respectively.

There were no loans modified as TDRs during the three months ended March 31, 2019. There were no charge-offs in connection with a loan modification at the time of modification during the three months ended March 31, 2019. There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

		March 31, 2019
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$43,280	$-	$43,280	$-
Residential mortgage pass-through securities	253,201	-	253,201	-
Commercial mortgage pass-through securities	6,915	-	6,915	-
Obligations of U.S. states and political subdivision	168,170	-	158,859	9,311
Corporate bonds and notes	35,071	-	35,071	-
Asset-backed securities	8,187	-	8,187	-
Certificates of deposit	150	-	150	-
Other securities	1,565	1,565	-	-
Total available-for-sale	$516,539	$1,565	$505,663	$9,311

Equity securities	11,564	11,564	-	-

Derivatives	768	-	768	-
Total assets	$528,871	$13,129	$506,431	$9,311

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2018
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Level 1 and Level 2 during the quarter ended March 31, 2019 and during the year ended December 31, 2018.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

Loans Held-for-Sale: Residential mortgage loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. Management obtains quotes or bids on all or parts of these loans directly from the purchasing financial institutions (Level 2).

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements at March 31, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial real estate	$3,949	$-	$-	$3,949
Residential real estate	231			231

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,481	$-	$-	$1,481
Residential real estate	231	-	-	231

Impaired loans – Collateral dependent impaired loans at March 31, 2019 that required a valuation allowance were $5.0 million with a related valuation allowance of $1.0 million compared to $1.7 million with a related valuation allowance of $36 thousand at December 31, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and for the year ended December 31, 2018:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2019	$9,377
Principal paydowns	(66)
Ending balance, March 31, 2019	$9,311

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2018	$9,632
Principal paydowns	(255)
Ending balance, December 31, 2018	$9,377

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2019
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,311	Discounted cash flows	Discount rate	2.9%

December 31, 2018
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,377	Discounted cash flows	Discount rate	2.9%

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

		Valuation	Unobservable
March 31, 2019	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$3,949	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 20% [10%]
Residential real estate	$231	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 7% [2%]

		Valuation	Unobservable
December 31, 2018	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,481	Sales comparison approach	Adjustment for differences between the comparable sales	6% - 9% [8%]
Residential real estate	$231	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 10% [5%]

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2019 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
March 31, 2019
Financial assets:
Cash and due from banks	$172,548	$172,548	$172,548	$-	$-
Securities available-for-sale	516,539	516,539	1,565	505,663	9,311
Investment in restricted stocks	31,727	n/a	n/a	n/a	n/a
Equity securities	11,564	11,564	11,564	-	-
Net loans	4,935,793	4,875,420	-	-	4,875,420
Derivatives	768	768	-	768	-
Accrued interest receivable	21,198	21,198	-	2,759	18,439

Financial liabilities:
Noninterest-bearing deposits	833,090	833,090	833,090	-	-
Interest-bearing deposits	3,760,908	3,764,654	2,216,661	1,547,993	-
Borrowings	603,412	603,855	-	603,855	-
Subordinated debentures	128,638	134,962	-	134,962	-
Accrued interest payable	4,869	4,869	-	4,869	-

December 31, 2018
Financial assets:
Cash and due from banks	$172,366	$172,366	$172,366	$-	$-
Securities available-for-sale	412,034	412,034	2,990	399,667	9,377
Investment in restricted stocks	31,136	n/a	n/a	n/a	n/a
Equity securities	11,460	11,460	11,460	-	-
Net loans	4,506,138	4,402,878	-	-	4,402,878
Derivatives	1,159	1,159	-	1,159	-
Accrued interest receivable	18,214	18,214	-	2,064	16,150

Financial liabilities:
Noninterest-bearing deposits	768,584	768,584	768,584	-	-
Interest-bearing deposits	3,323,508	3,320,640	1,957,503	1,363,137	-
Borrowings	600,001	598,598	-	598,598	-
Subordinated debentures	128,556	132,426	-	132,426	-
Accrued interest payable	6,764	6,764	-	6,764	-

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

Note 8. Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from nonowner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, obligations for defined benefit pension plan, changes in fair value of derivatives and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, net of taxes.

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other	Amounts Reclassified from		Affected Line Item in the Consolidated
Comprehensive Income Components	Accumulated Other Comprehensive Income		Statements of Income
	Three Months Ended
	March 31,
	2019	2018
Sale of securities available-for-sale	$(8)	$-	Net gains on sale of securities available-for-sale Income tax expense
	2	-
	(6)	-

Amortization of pension plan net actuarial losses	$89	$91	Salaries and employee benefits
	(25)	(25)	Income tax benefit
	64	66
Total reclassification	$58	$66

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive loss at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(1,710)	$(5,841)
Cash flow hedge, net of tax	555	837
Defined benefit pension and post-retirement plans, net of tax	(4,125)	(3,785)
Total	$(5,280)	$(8,789)

Note 9. Premises and Equipment

The Company leases certain premises and equipment under operating leases. At March 31, 2019, the Company had lease liabilities totaling $16.7 million and right-of-use assets totaling $15.3 million. For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 7.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.0%. Total lease costs for the three months ended March 31, 2019 was $0.8 million.

Rent expense for the three months ended March 31, 2018, prior to adoption of ASU 2016-02, was $0.5 million.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2019.

At maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

March 31, 2019
(dollars in thousands)
Lease payments due:
Less than 1 year	$2,693
1 year through less than 2 years	2,568
2 years through less than 3 years	2,418
3 years through less than 4 years	2,129
4 years through 5 years	2,143
After 5 years	7,030
Total undiscounted cash flows	18,981
Discounted cash flows	(2,262)
Total lease liability	$16,719

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2019. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2019 are approximately 535,300. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are handled on a case-by-case basis. Stock-based compensation expense for the three months ended March 31, 2019 and March 31, 2018 was $0.8 million and $(0.4) million, respectively.

Activity under the Company’s options as of and for the three months ended March 31, 2019 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Stock	Exercise	Term	Aggregate
	Options	Price	(in years)	Intrinsic Value
Outstanding at December 31, 2018	108,463	$8.35
Granted	-	-
Exercised	(21,991)	7.84
Forfeited/cancelled/expired	-	-
Outstanding at March 31, 2019	86,472	8.48	2.9	$970,370

Exercisable at March 31, 2019	86,472	$8.48	2.9	$970,370

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for the three months ended March 31, 2019 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2018	68,428	$23.04
Granted	42,483	19.88
Vested	(46,352)	21.98
Forfeited/cancelled/expired	-	-
Nonvested March 31, 2019	64,559	$21.77

As of March 31, 2019, there was approximately $1,340,000 of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.5 years. A total of 42,483 restricted shares were granted during the quarter ended March 31, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Stock Based Compensation

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2018	86,009		$22.06
Awarded	35,636		20.79
Change in estimate	11,005		17.02
Vested	(52,508)		21.26
Unearned at March 31, 2019	80,142	120,213	$23.98

At March 31, 2019, the specific number of shares related to performance units that were expected to vest was 80,142, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At March 31, 2019 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 120,213. A total of 25,991 shares were netted from the vested shares to satisfy tax obligations. The net issuance of performance units issued during the three months ended March 31, 2019 were 26,517 shares.

At March 31, 2019, compensation cost of approximately $1.4 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.8 years. A total of 35,636 performance units were awarded during the three months ended March 31, 2019.

A summary of the status of unearned restricted stock units and the change during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned at December 31, 2018	29,423	$31.35
Awarded	53,454	20.79
Forfeited	-	-
Vested	(9,808)	21.28
Unearned at March 31, 2019	73,069	$23.62

At March 31, 2019, the specific number of shares related to restricted stock units that were expected to vest was approximately 73,069. Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the three months ended March 31, 2019 a total of 4,904 shares were netted out to satisfy tax obligations, resulting in net issuance of 4,904 shares.

At March 31, 2019, compensation cost of approximately $1.7 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.8 years. A total of 53,454 restricted stock units were awarded during the quarter ended March 31, 2019.

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

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2019	2018
	(dollars in thousands)
Service cost	$-	$-
Interest cost	113	107	Other components of net periodic pension expense

Expected return on plan assets	(174)	(191)	Other components of net periodic pension expense
Net amortization	89	91	Other components of net periodic pension expense
Total periodic pension cost	$28	$7

Contributions

The Company did not make a contribution to the Pension Trust during the three months ended March 31, 2019. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2019. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$603,412	2.60%	$600,001	2.59%

By remaining period to maturity:
Less than 1 year	$439,159	2.58%	$405,000	2.57%
1 year through less than 2 years	81,000	2.85%	110,000	2.75%
2 years through less than 3 years	46,000	2.15%	60,000	2.27%
3 years through less than 4 years	9,804	2.48%	-	-
4 years through 5 years	25,000	2.92%	25,000	2.92%
After 5 years	2,926	2.43%	-	-
Total FHLB borrowings	603,889	2.60%	600,000	2.59%
Fair value (discount) premium	(477)		1
FHLB borrowings, net	$603,412		$600,001

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at March 31, 2019 were primarily collateralized by approximately $1.9 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At March 31, 2019 the Company had remaining borrowing capacity of approximately $1.0 billion at FHLB.

Note 13. Revenue Recognition

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Revenue Recognition – (continued)

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2019 and 2018. Items outside of ASC 606 are noted as such.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$274	$202
Other	180	155
Interchange income	156	143
Net gains on sales of loans (1)	19	17
Net gains (losses) on equity securities (1)	103	(120)
Net gains on sale of securities available-for-sale (1)	8	-
Wire transfer fees (1)	117	72
Loan servicing fees (1)	32	23
Bank owned life insurance (1)	822	774
Other	27	21
Total noninterest income	$1,738	$1,287

(1)	Not within scope of ASC 606

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2019 was 5.60%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at March 31, 2019 and December 31, 2018.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$ 5,000,000	$1,000 per Capital	Floating 3-month	01/23/2034	01/23/2009
		Security	LIBOR + 285 Basis
Points

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points. As of March 31, 2019, unamortized costs related to this debt issuance were approximately $227,000.

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of March 31, 2019, unamortized costs related to this debt issuance were approximately $1,291,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of March 31, 2019 and December 31, 2018:

Gross Amounts Not Offset
Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the		Cash or
		Statement of	Statement of	Financial	Financial
	Gross Amounts	Financial	Financial	Instruments	Instrument	Net
	Recognized	Condition	Condition	Recognized	Collateral	Amount
(dollars in thousands)
March 31, 2019
Assets:
Interest rate swaps	$768	$-	$768	$-	$-	$768

December 31, 2018
Assets:
Interest rate swaps	$1,159	$-	$1,159	$-	$-	$1,159

As of March 31, 2019 and December 31, 2018, there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2019 and December 31, 2018. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, the other-than-temporary impairment evaluation of securities, business combinations, the evaluation of the impairment of goodwill and the evaluation of deferred tax assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

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

Business Combinations: We account for business combinations under the acquisition method of accounting. Using this method, assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values as of the acquisition date. The application of this method of accounting requires the use of significant estimates and assumptions The application of the acquisition method of accounting usually results in the recognition of goodwill and a core deposit intangible (if the acquiree has deposits). The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired, including any identifiable intangibles, if applicable. Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment and is usually not deductible for tax purposes.

The assets acquired and liabilities assumed and consideration paid in the acquisition are recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. Our estimates are based upon assumptions that we believe to be reasonable and the Company may use an outside servicer provider to assist with the valuations.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2018 includes additional discussion on the accounting for income taxes.

Operating Results Overview

On January 2, 2019, the acquisition of Greater Hudson Bank was completed and first quarter 2019 results reflect the operations of the combined entity. Historical financial information includes only the operations of ConnectOne Bank.

Net income for the three months ended March 31, 2019 was $11.6 million compared to $4.3 million for the comparable three-month period ended March 31, 2018. The Company’s diluted earnings per share were $0.33 for the three months ended March 31, 2019 as compared with diluted earnings per share of $0.13 for the comparable three-month period ended March 31, 2018. The increase in net income and diluted earnings per share was primarily attributable to a decrease in provision for loan losses and an increase in net interest income, partially offset by an increase in noninterest expenses and income tax expenses. The decrease in provision for loan losses was primarily attributable to provisioning related to the taxi medallion portfolio for the three months ended March 31, 2018.

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

Fully taxable equivalent net interest income for the three months ended March 31, 2019 increased by $6.9 million, or 17.9%, from the comparable three-month period ended March 31, 2018, resulting from an increase in average interest-earning assets of 15.1%, primarily loans, and a widening of the net interest margin of 8 basis-points to 3.34% from 3.26%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.2 million during the three months ended March 31, 2019 and $0.2 million during the comparable three-month period ended March 31, 2018. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.25% in the first quarter of 2019, widening by 1 basis-point from the first quarter of 2018 adjusted net interest margin of 3.24%. The increase in the adjusted net interest margin was primarily attributable to an improved asset-mix, a higher yield earned on interest-earning assets and growth in noninterest-bearing deposits, partially offset by higher funding costs, primarily due to both increases in short-term interest rates and increased deposit competition.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2019 and 2018, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2019			2018
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$531,083	$4,369	3.34%	$441,563	$2,917	2.68%
Total loans (2) (3) (4)	4,907,683	60,597	5.01	4,247,997	47,272	4.51
Federal funds sold and interest-bearing with banks	57,690	357	2.51	78,194	264	1.37
Restricted investment in bank stocks	26,478	457	7.00	31,699	485	6.21
Total interest-earning assets	5,522,934	65,780	4.83	4,799,453	50,938	4.30
Noninterest-earning assets:
Allowance for loan losses	(35,499)			(32,113)
Other noninterest-earning assets	421,626			321,483
Total assets	$5,909,061			$5,088,823

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,515,249	8,303	2.22	$1,207,368	4,788	1.61
Other interest-bearing deposits	2,236,630	7,048	1.28	1,815,122	2,900	0.65
Total interest-bearing deposits	3,751,879	15,351	1.66	3,022,490	7,688	1.03

Borrowings	486,687	3,024	2.52	630,117	2,926	1.88
Subordinated debentures (5)	128,585	1,845	5.82	115,182	1,674	5.89
Finance lease	2,479	37	6.05	2,622	40	6.03
Total interest-bearing liabilities	4,369,630	20,257	1.88	3,770,411	12,328	1.33

Demand deposits	824,115			724,471
Other liabilities	35,148			18,912
Total noninterest-bearing liabilities	859,263			743,383
Stockholders’ equity	680,168			575,029
Total liabilities and stockholders’ equity	$5,909,061			$5,088,823
Net interest income (tax-equivalent basis)		45,523			38,610
Net interest spread (6)			2.95%			2.97%
Net interest margin (7)			3.34%			3.26%
Tax-equivalent adjustment		(571)			(463)
Net interest income		$44,952			$38,147

(1)	Average balances are based on amortized cost and includes equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% federal tax rate.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)

Average balances are net of debt issuance costs of $1,570 and $1,639 for the three months ended March 31, 2019 and March 31, 2018, respectively. Amortization expense related to debt issuance costs included in interest expense was $83 and $86 for the three months ended March 31, 2019 and March 31, 2018, respectively.

(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.7 million for the three months ended March 31, 2019, compared with $1.3 million for the three months ended March 31, 2018. Noninterest income consists of income on bank owned life insurance, net gains on sales of loans held-for-sale, net gains (losses) on equity securities and deposit service fees, loan fees, and other income. The increase from the prior year first quarter was mainly attributable to increases in gains on equity securities and deposit, loan and other income.

Noninterest Expenses

Noninterest expenses totaled $28.1 million for the three months ended March 31, 2019, compared to $16.9 million for the three months ended March 31, 2018. Noninterest expenses increased by $11.1 million from the prior year first quarter due primarily to $7.6 million in merger expenses, an increase of $2.3 million in salaries and employee benefits, $0.5 million in professional and consulting, $0.4 million in occupancy and equipment and $0.3 million in other expenses. These increases were all primarily attributable to the expansion of our franchise through the acquisition of Greater Hudson Bank.

Income Taxes

Income tax expense was $2.5 million for the three months ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018. The increase in income tax expense was primarily the result of an increase in pretax income when compared to the prior year first quarter. The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was 17.6% and 9.5%, respectively.

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

					Amount
	March 31, 2019		December 31, 2018		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$1,051,199	21.1%	$988,758	21.8%	$62,441
Commercial real estate	3,054,196	61.4	2,778,167	61.1	276,029
Commercial construction	548,039	11.0	465,389	10.2	82,650
Residential real estate	319,215	6.4	309,991	6.8	9,224
Consumer	4,156	0.1	2,594	0.1	1,562
Gross loans	$4,976,805	100.0%	$4,544,899	100.0%	$431,906

At March 31, 2019, gross loans totaled $5.0 billion, an increase of $432 million, or 9.5%, as compared to December 31, 2018. Net loan growth was primarily attributable to the Greater Hudson Bank acquisition, with increases in commercial real estate ($276 million), commercial construction ($83 million), commercial loans ($62 million), and residential real estate and consumer ($11 million).

At March 31, 2019, acquired loans within the loan portfolio totaled $0.7 billion, compared to $0.3 billion as of December 31, 2018. The increase was attributable to the Greater Hudson Bank acquisition.

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

At March 31, 2019, the ALLL was $36.9 million as compared to $35.0 million at December 31, 2018. The provision for loan losses for the three months ended March 31, 2019 was $4.5 million, compared to $17.8 million for the three months ended March 31, 2018. The decrease in the provision for loan losses was primarily attributable to $17.0 million of provision related to the taxi medallion loan portfolio for the three months ended March 31, 2018, offset by a $3.0 million provision related to a single loan secured by a commercial office building for the three months ended March 31, 2019.

There were $2.6 million in net charge-offs for the three months ended March 31, 2019, compared with $17.0 million in net loan charge-offs for the three months ended March 31, 2018. Net charge-offs for the three months ended March 31, 2018 were in the taxi medallion loan portfolio, resulting from a decrease in the transfer values of medallions as reported by the New York City Taxi and Limousine Commission, as well as a reduction in the Company’s cash flow valuation model. The ALLL as a percentage of loans receivable amounted to 0.74% at March 31, 2019 compared to 0.77% at December 31, 2018 and 0.77 % at March 31, 2018.

The level of the allowance for the respective periods of 2019 and 2018 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2019 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance. Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Average loans receivable at end of period	$4,907,559	$4,223,231

Analysis of the ALLL:
Balance - beginning of quarter	$34,954	$31,748
Charge-offs:
Commercial	-	(17,020)
Commercial real estate	(2,676)	-
Residential real estate	-	(18)
Total charge-offs	(2,676)	(17,038)
Recoveries:
Commercial	71	19
Residential real estate	2	-
Consumer	7	-
Total recoveries	80	19
Net recoveries (charge-offs)	(2,596)	(17,019)
Provision for loan and losses	4,500	17,800
Balance - end of period	$36,858	$32,529
Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.21%	1.63%

Loans receivable	$4,972,651	$4,202,679
ALLL as a percentage of loans receivable	0.74%	0.77%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Nonaccrual loans	$47,680	$51,855
OREO	-	-
Total nonperforming assets (1)	$47,680	$51,855

Performing TDRs	$8,191	$11,165
Loans 90 days or greater past due and still accruing (non-PCI)	$50	$-
Loans 90 days or greater past due and still accruing (PCI)	$5,398	$1,647

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.96%	1.14%
Nonperforming assets to total assets	0.79%	0.95%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.23%	1.42%

Securities Available-For-Sale

As of March 31, 2019, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the quarter ended March 31, 2019, average securities increased $89.5 million to approximately $531.1 million, or 9.6% of average total interest-earning assets, from approximately $441.6 million, or 9.2% of average interest-earning assets, for the comparable period in 2018.

At March 31, 2019, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $1.7 million as compared with net unrealized losses of $5.8 million at December 31, 2018. The decrease in unrealized losses is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2019 and December 31, 2018, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of March 31, 2019, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.62%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.00%. As of December 31, 2018, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.40%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.21%.

Based on our model, which was run as of March 31, 2019, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.17%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.68%. As of December 31, 2018, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.59%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.17%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2019, would decline by 9.51% with an instantaneous rate shock of up 200 basis points, and increase by 2.93% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2018, would decline by 12.01% with an instantaneous rate shock of up 200 basis points, and increase by 3.15% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one year NII sensitivity as of March 31, 2019.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$567,668	$(99,551)	(14.92)	+300	$186,930	$6,428	3.56
+200	603,775	(63,444)	(9.51)	+200	185,233	4,731	2.62
+100	638,871	(28,348)	(4.25)	+100	183,377	2,875	1.59
0	667,219	-	0.0	0	180,502	-	0.0
-100	686,789	19,570	2.93	-100	176,892	(3,610)	(2.00)

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

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations; unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

At March 31, 2019, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2019, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $556.0 million, which represented 9.2% of total assets and 10.7% of total deposits and borrowings, compared to $441.4 million as of December 31, 2018, which represented 8.1% of total assets and 9.4% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2019, had the ability to borrow $1.9 billion. In addition, at March 31, 2019, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $7.7 million. At March 31, 2019, the Bank had aggregate available and unused credit of approximately $1.0 billion, which represents the aforementioned facilities totaling $1.9 billion net of $952.7 million in outstanding borrowings and letters of credit. At March 31, 2019, outstanding commitments for the Bank to extend credit were approximately $954.0 million.

Cash and cash equivalents totaled $172.5 million at March 31, 2019, increasing by $0.2 million from $172.4 million at December 31, 2018. Operating activities provided $13.0 million in net cash. Investing activities used $35.3 million in net cash, primarily reflecting an increase in loans and net cash flow from the securities portfolio. Financing activities provided $22.5 million in net cash, primarily reflecting a net increase in deposits.

Deposits

Total deposits increased by $502 million, or 12.3%, to $4.6 billion at March 31, 2019 from December 31, 2018. The increase was primarily attributable the acquisition of Greater Hudson Bank. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	March 31, 2019		December 31, 2018		(Decrease)
	Amount	%	Amount	%	2019 vs. 2018
	(dollars in thousands)
Demand, noninterest-bearing	$833,090	18.1%	$768,584	18.8%	$64,506

Demand, interest-bearing	901,836	19.6	845,424	20.7	56,412

Money market	1,141,898	24.9	951,276	23.2	190,622

Savings	172,927	3.8	160,755	3.9	12,172

Time	1,544,247	33.6	1,366,053	33.4	178,194

Total deposits	$4,593,998	100.0%	$4,092,092	100.0%	$501,906

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate at March 31, 2019 was 5.60%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $682 million at March 31, 2019, an increase of $68 million from December 31, 2018. The increase in stockholders’ equity was primarily attributable to the acquisition of Greater Hudson Bank. As of March 31, 2019, the Company’s tangible common equity ratio and tangible book value per share were 8.83% and $14.67, respectively. As of December 31, 2018, the tangible common equity ratio and tangible book value per share were 8.77% and $14.42, respectively. Total goodwill and other intangible assets were approximately $163 million as of March 31, 2019 and $148 million at December 31, 2018.

	March 31,	December 31,
	2019	2018
	(dollars in thousands, except for share and per
	share data)
Stockholders’ equity	$682,395	$613,927

Less: Goodwill and other intangible assets	162,747	147,646
Tangible common stockholders’ equity	$519,648	$466,281

Common stock outstanding at period end	35,443,933	32,328,542

Book value per common share	$19.25	$18.99
Less: Goodwill and other intangible assets	4.59	4.57
Tangible book value per common share	$14.66	$14.42

In March 2019, the Board of Directors of the Company approved a stock repurchase program for up to 1,200,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated stock purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. Pursuant to this plan, in March 2019 the Company repurchased 13,000 shares at an average price of $19.13 per share. As of March 31, 2019, the Company had authorization to repurchase an additional 1,187,000 shares under the plan.

The following table details stock repurchases during the three months ended March 31, 2019:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1, 2019 through January 31, 2019	-	-	-	-
February 1, 2019 through February 28, 2019	-	-	-	-
March 1, 2019 through March 31, 2019	13,000	$19.13	13,000	1,187,000

Regulatory Capital and Capital Adequacy

The maintenance of a solid capital foundation is a primary goal for the Company. Accordingly, capital plans, stock repurchases and dividend policies are monitored on an ongoing basis. The Company’s objective with respect to the capital planning process is to effectively balance the retention of capital to support future growth with the goal of providing stockholders with an attractive long-term return on their investment.

The Company and the Bank are subject to regulatory guidelines establishing minimum capital standards that involve quantitative measures of assets, and certain off-balance sheet items, as risk-adjusted assets under regulatory accounting practices.

The following is a summary of regulatory capital amounts and ratios as of March 31, 2019 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$524,089	9.12%	$229,878	4.00%	N/A	N/A
CET I risk-based ratio	518,934	9.68	241,276	4.50	N/A	N/A
Tier 1 risk-based capital	524,089	9.77	321,701	6.00	N/A	N/A
Total risk-based capital	685,947	12.79	428,935	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$599,115	10.43%	$229,857	4.00%	$287,322	5.00%
CET I risk-based ratio	599,115	11.17	241,269	4.50	348,499	6.50
Tier 1 risk-based capital	599,115	11.17	321,691	6.00	428,922	8.00
Total risk-based capital	668,223	12.46	428,922	8.00	536,152	10.00

N/A - not applicable

As of March 31, 2019, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. Beginning January 1, 2019, the Company and the Bank are required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of March 31, 2019 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 1.27% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 1.96% above the minimum buffer ratio.

Item 3. Qualitative and Quantitative Disclosures about Market Risks

Market Risk

Interest rate risk management is our primary market risk. See "Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations- Interest Rate Sensitivity Analysis" herein for a discussion of our management of our interest rate risk.

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

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: May 7, 2019		Date: May 7, 2019

