Form 10-Q
period 2019-06-30
ConnectOne Bancorp, Inc.
filed 2019-08-07
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	CNOB	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	35,352,866 shares
(Title of Class)	(Outstanding as of August 6, 2019)

2

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(in thousands, except for share data)	2019	2018
	(unaudited)
ASSETS
Cash and due from banks	$51,950	$39,161
Interest-bearing deposits with banks	133,700	133,205
Cash and cash equivalents	185,650	172,366

Securities available-for-sale	441,911	412,034
Equity securities	11,152	11,460

Loans receivable	5,090,492	4,541,092
Less: Allowance for loan losses	37,698	34,954
Net loans receivable	5,052,794	4,506,138

Investment in restricted stock, at cost	31,767	31,136
Bank premises and equipment, net	19,781	19,062
Accrued interest receivable	21,272	18,214
Bank owned life insurance	126,132	113,820
Right of use operating lease assets	16,397	-
Goodwill	162,574	145,909
Core deposit intangibles	6,140	1,737
Other assets	33,496	30,216
Total assets	$6,109,066	$5,462,092
LIABILITIES
Deposits:
Noninterest-bearing	$813,635	$768,584
Interest-bearing	3,827,508	3,323,508
Total deposits	4,641,143	4,092,092
Borrowings	597,317	600,001
Operating lease liabilities	17,787	-
Subordinated debentures (net of debt issuance costs of $1,435 and $1,599, respectively)	128,720	128,556
Other liabilities	24,875	27,516
Total liabilities	5,409,842	4,848,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 37,656,806 shares at June 30, 2019 and 34,392,464 shares at December 31, 2018; outstanding 35,352,866 shares at June 30, 2019 and 32,328,542 at December 31, 2018	468,571	412,546
Additional paid-in capital	19,777	15,542
Retained earnings	235,649	211,345
Treasury stock, at cost 2,303,940 common shares at June 30, 2019 and 2,063,922 at December 31, 2018)	(21,892)	(16,717)
Accumulated other comprehensive loss	(2,881)	(8,789)
Total stockholders’ equity	699,224	613,927
Total liabilities and stockholders’ equity	$6,109,066	$5,462,092

See accompanying notes to unaudited consolidated financial statements.
3

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$63,524	$49,494	$123,850	$96,519
Interest and dividends on investment securities:
Taxable	2,573	2,150	5,515	4,037
Tax-exempt	1,081	778	2,208	1,592
Dividends	410	502	867	987
Interest on federal funds sold and other short-term investments	290	160	647	424
Total interest income	67,878	53,084	133,087	103,559
Interest expense
Deposits	16,596	9,169	31,947	16,857
Borrowings	5,752	4,970	10,658	9,610
Total interest expense	22,348	14,139	42,605	26,467
Net interest income	45,530	38,945	90,482	77,092
Provision for loan losses	1,100	1,100	5,600	18,900
Net interest income after provision for loan losses	44,430	37,845	84,882	58,192
Noninterest income
Income on bank owned life insurance	833	775	1,655	1,549
Net gains on sale of loans held-for-sale	46	12	65	29
Deposit, loan and other income	914	601	1,700	1,217
Net gains (losses) on equity securities	158	(47)	261	(168)
Net losses on sales of securities available-for-sale	(9)	-	(1)	-
Total noninterest income	1,942	1,341	3,680	2,627
Noninterest expenses
Salaries and employee benefits	11,793	9,729	23,748	19,401
Occupancy and equipment	2,357	2,031	4,852	4,174
FDIC insurance	825	765	1,580	1,615
Professional and consulting	1,370	825	2,579	1,548
Marketing and advertising	397	337	607	544
Data processing	1,139	1,091	2,294	2,239
Merger expenses	331	-	7,893	-
Loss on extinguishment of debt	1,047	-	1,047	-
Amortization of core deposit intangibles	364	169	728	338
Other components of net periodic pension expense	29	7	57	14
Other expenses	1,938	2,107	4,267	4,126
Total noninterest expenses	21,590	17,061	49,652	33,999
Income before income tax expense	24,782	22,125	38,910	26,820
Income tax expense	5,501	4,598	7,994	5,042
Net income	$19,281	$17,527	$30,916	$21,778

Earnings per common share:
Basic	$0.54	$0.54	$0.87	$0.68
Diluted	0.54	0.54	0.87	0.67

See accompanying notes to unaudited consolidated financial statements.
4

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income	$19,281	$17,527	$30,916	$21,778
Other comprehensive income (loss):
Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	4,027	(1,780)	9,585	(6,799)
Tax effect	(1,055)	445	(2,477)	1,737
Net of tax	2,972	(1,335)	7,108	(5,062)
Reclassification adjustment for realized losses included in net income	9	-	1	-
Tax effect	(2)	-	-	-
Net of tax	7	-	1	-
Unrealized (losses) gains on cash flow hedges	(897)	178	(1,287)	1,094
Tax effect	252	(49)	361	(307)
Net of tax	(645)	129	(926)	787
Unrealized pension plan gains and losses:
Unrealized pension plan (losses) gains before reclassifications	-	-	(562)	236
Tax effect	-	-	158	(67)
Net of tax	-	-	(404)	169
Reclassification adjustment for amortization included in net income	90	92	179	183
Tax effect	(25)	(26)	(50)	(51)
Net of tax	65	66	129	132
Total other comprehensive (loss) income	2,399	(1,140)	5,908	(3,974)
Total comprehensive income	$21,680	$16,387	$36,824	$17,804

See accompanying notes to unaudited consolidated financial statements.
5

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Six Months Ended June 30, 2019

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for per	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	30,916	-	-	30,916
Other comprehensive income, net of tax	-	-	-	-	-	5,908	5,908
Cash dividends declared on common stock ($0.18 per share)	-	-	-	(6,612)	-	-	(6,612)
Exercise of stock options (28,937 shares)	-	-	265	-	-	-	265
Restricted stock grants (52,480 shares)	-	-	-	-	-	-	-
Net restricted stock units issued (4,904 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (240,018 shares)	-	-	-	-	(5,175)	-	(5,175)
Net performance units issued (26,517 shares)	-	-	196	-	-	-	196
Stock issued (3,032,496 shares) in acquisition of Greater Hudson Bank	-	56,025	-	-	-	-	56,025
Restricted stock issued (119,008 shares) in acquisition of BoeFly LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation expense	-	-	1,274	-	-	-	1,274
Balance as of June 30, 2019	$-	$468,571	$19,777	$235,649	$(21,892)	$(2,881)	$699,224

	Three Months Ended June 30, 2019

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for per	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2019	$-	$468,571	$16,513	$219,558	$(16,967)	$(5,280)	$682,395
Net income	-	-	-	19,281	-	-	19,281
Other comprehensive income, net of tax	-	-	-	-	-	2,399	2,399
Cash dividends declared on common stock ($0.09 per share)	-	-	-	(3,190)	-	-	(3,190)
Exercise of stock options (6,946) shares)	-	-	122	-	-	-	122
Restricted stock grants (8,997 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (227,018 shares)	-	-	-	-	(4,925)	-	(4,925)
Restricted stock issued (119,008 shares) in acquisition of BoeFly LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation expense	-	-	642	-	-	-	642
Balance as of June 30, 2019	$-	$468,571	$19,777	$235,649	$(21,892)	$(2,881)	$699,224

(continued)
6

	Six Months Ended June 30, 2018

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for per	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437
Reclassification of stranded tax effects (ASU 2018-02) (see Note 8)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01 (see Note 8)	-	-	-	(55)	-	55	-
Net income	-	-	-	21,778	-	-	21,778
Other comprehensive loss, net of tax	-	-	-	-	-	(3,974)	(3,974)
Cash dividends declared on common stock ($0.15 per share)	-	-	-	(4,838)	-	-	(4,838)
Exercise of stock options (46,497) shares)	-	-	252	-	-	-	252
Restricted stock grants (23,018 shares)	-	-	-	-	-	-	-
Net performance units issued (42,672 shares)	-	-	(819)	-	-	-	(819)
Stock-based compensation expense	-	-	721	-	-	-	721
Balance as of June 30, 2018	$-	$412,546	$13,756	$177,619	$(16,717)	$(8,647)	$578,557

	Three Months Ended June 30, 2018

						Accumulated
			Additional			Other	Total
(dollars in thousands, except for per	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity

Balance as of March 31, 2018	$-	$412,546	$13,434	$162,510	$(16,717)	$(7,507)	$564,266
Net income	-	-	-	17,108	-	-	17,108
Other comprehensive income, net of tax	-	-	-	-	-	(1,140)	(1,140)
Cash dividends declared on common stock ($0.075 per share)	-	-	-	(1,999)	-	-	(1,999)
Exercise of stock options (7,800 shares)	-	-	50	-	-	-	50
Restricted stock grants (1,014 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	272	-	-	-	272
Balance as of June 30, 2018	$-	$412,546	$13,756	$177,619	$(16,717)	$(8,647)	$578,557

See accompanying notes to unaudited consolidated financial statements.
7

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$30,916	$21,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,597	1,536
Provision for loan losses	5,600	18,900
Amortization of intangibles	728	338
Net accretion of loans	(2,450)	(806)
Accretion on bank premises	(43)	(33)
Accretion on deposits	(639)	(31)
Amortization (accretion) on borrowings	114	(82)
Stock-based compensation expense	1,470	(98)
Losses on sales of investment securities, net	1	-
(Gains) losses on equity securities, net	(261)	168
Gains on sales of loans held-for-sale, net	(65)	(29)
Loans originated for resale	(4,044)	(1,498)
Proceeds from sale of loans held-for sale	4,109	1,897
Loss on extinguishment of debt	1,047	-
Increase in cash surrender value of bank owned life insurance	(1,655)	(964)
Amortization of premiums and accretion of discounts on investments securities, net	1,759	1,832
Amortization of subordinated debt issuance costs	164	168
Increase in accrued interest receivable	(624)	(1,284)
Net change in operating leases	1,390	-
Decrease (increase) in other assets	4,231	(126)
(Decrease) increase in other liabilities	(8,078)	12,633
Net cash provided by operating activities	35,267	54,299
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(141,739)	(60,595)
Sales	150,332	-
Maturities, calls and principal repayments	91,028	75,506
Sales of equity securities	569	-
Net (purchases) redemptions of restricted investment in bank stocks	(631)	1,056
Payments on loans held-for-sale	-	159
Net increase in loans	(186,892)	(181,868)
Purchases of premises and equipment	(649)	(233)
Cash and cash equivalents acquired in acquisition	13,741	-
Cash consideration paid in acquisition	(2,530)	-
Net cash used in investing activities	(76,771)	(165,975)
Cash flows from financing activities
Net increase in deposits	133,580	110,313
Increase in subordinated debentures	-	73,525
Advances of Federal Home Loan Bank (“FHLB”) borrowings	892,000	863,000
Repayments of FHLB borrowings	(960,031)	(904,000)
Repurchase of treasury stock	(5,175)	-
Cash dividends paid on common stock	(5,851)	(4,827)
Proceeds from exercise of stock options	265	252
Net cash provided by financing activities	54,788	138,263
Net change in cash and cash equivalents	13,284	26,587
Cash and cash equivalents at beginning of period	172,366	149,582
Cash and cash equivalents at end of period	$185,650	$176,169
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$44,169	$25,055
Income taxes	7,816	1,497
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$-	$538
Transfer of loans held-for-investment to loans held-for-sale	-	21,236
Transfer of loans held-for-sale to held-for-investment	-	45,552
Business combinations:
Fair value of net assets acquired, net of cash and cash equivalents	$534,146	$-
Fair value of liabilities assumed	488,475	-

See accompanying notes to unaudited consolidated financial statements.
8

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Operations and Principles of Consolidation

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey online business lending place).

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other interim period. The Company’s 2018 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Note 1a. Authoritative Accounting Guidance

Newly Issued, But Not Yet Effective Accounting Standards

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” (modified by ASU 2018-19, ASU 2019-04 and ASU 2019-05). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a CECL committee which has assessed our data and system needs. The Company has engaged third-party vendors to assist in analyzing our data and developing a CECL model. The Company, in conjunction with these vendors, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our loss history. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1a. Authoritative Accounting Guidance – (continued)

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

Greater Hudson Bank

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

Loans acquired in the GHB acquisition were recorded at fair value, and there was no carryover related allowance for loan losses. The fair values of loans acquired from GHB were estimated based on the value of the expected cash flows, which were projected based on the contractual terms of the loans, including both maturity and contractual amortization. The monthly principal and interest cash flows were adjusted for expected losses and prepayments, where appropriate. Projected cash flows were then discounted to present value using a discount rate developed based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs and a required return on capital. As of June 30, 2019 there were no changes to the provisional fair value adjustments recorded on January 2, 2019.

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

Goodwill related to GHB is not amortized for book purposes; however, it is reviewed at least annually for impairment and is not deductible for tax purposes.

The fair value of retail demand and interest-bearing deposit accounts was assumed to approximate the carrying value as those accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities. The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.

Direct acquisition and integration costs of the GHB acquisition were expensed as incurred. These items were recorded as merger-related expenses on the consolidated statement of income. During the three months and six months ended June 30, 2019, merger expenses related to the GHB acquisition were $-0- and $7.6 million, respectively.

BoeFly, LLC

On May 31, 2019, ConnectOne Bank completed the acquisition of New York/Boston-based BoeFly, LLC, which operates an online business lending marketplace connecting small- to medium-sized businesses with lenders and professional loan brokers across the United States. The business will operate as BoeFly, Inc., a wholly owned subsidiary of ConnectOne Bank, and is expected to generate fee income and small business lending opportunities for the Bank. The consideration exchanged was a combination of cash, restricted stock and a potential cash earn-out based on predefined business origination targets. The Company recorded $6.3 million as goodwill on its consolidated statement of condition as of the acquisition date. The acquisition of BoeFly, LLC was not material to the results of operations or financial condition of the Company.

Direct acquisition and integration costs of the BoeFly, LLC acquisition were expensed as incurred. These items were recorded as merger-related expenses on the consolidated statement of income. Merger expenses related to the BoeFly, LLC acquisition were $0.3 million for both the three and six months ended June 30, 2019.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands, except for per share data)
	2019	2018	2019	2018
Net income	$19,281	$17,527	$30,916	$21,778
Earnings allocated to participating securities	(58)	(37)	(140)	(54)
Income attributable to common stock	$19,223	$17,490	$30,776	$21,724

Weighted average common shares outstanding, including participating securities	35,365	32,134	35,322	32,106
Weighted average participating securities	(49)	(20)	(26)	(38)
Weighted average common shares outstanding	35,316	32,114	35,296	32,068
Incremental shares from assumed conversions of options, performance units and non-participating restricted shares	79	207	74	208
Weighted average common and equivalent shares outstanding	35,395	32,321	35,370	32,276

Earnings per common share:
Basic	$0.54	$0.54	$0.87	$0.68
Diluted	0.54	0.54	0.87	0.67

There were no antidilutive share equivalents as of June 30, 2019 and June 30, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale

Securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2019 and December 31, 2018. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following table summarizes the amortized cost and fair value of securities available-for-sale at June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2019	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$24,877	$599	$(15)	$25,461
Residential mortgage pass-through securities	230,064	881	(1,403)	229,542
Commercial mortgage pass-through securities	5,748	78	-	5,826
Obligations of U.S. states and political subdivisions	142,521	2,417	(819)	144,119
Corporate bonds and notes	28,128	267	(278)	28,117
Asset-backed securities	7,802	2	(58)	7,746
Certificates of deposit	148	2	-	150
Other securities	950	-	-	950
Total securities available-for-sale	$440,238	$4,246	$(2,573)	$441,911

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$45,509	$51	$(605)	$44,955
Residential mortgage pass-through securities	189,721	85	(4,602)	185,204
Commercial mortgage pass-through securities	3,919	-	(45)	3,874
Obligations of U.S. states and political subdivisions	141,496	1,091	(3,402)	139,185
Corporate bonds and notes	26,308	45	(540)	25,813
Asset-backed securities	9,685	22	(16)	9,691
Certificates of deposit	319	3	-	322
Other securities	2,990	-	-	2,990
Total securities available-for-sale	$419,947	$1,297	$(9,210)	$412,034

Investment securities having a carrying value of approximately $125.4 million and $151.5 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following table presents information for investments in securities available-for-sale at June 30, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	June 30, 2019
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$4,166	$4,192
Due after one year through five years	29,411	29,449
Due after five years through ten years	22,538	23,126
Due after ten years	147,361	148,826
Residential mortgage pass-through securities	230,064	229,542
Commercial mortgage pass-through securities	5,748	5,826
Other securities	950	950
Total securities available-for-sale	$440,238	$441,911

Gross gains and losses from the sales of securities for periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(dollars in thousands)
	2019	2018	2019	2018
Proceeds	$47,664	$-	$141,739	$-

Gross gains on sales of securities	263	-	400	-
Gross losses on sales of securities	(272)	-	(401)	-
Net losses on sales of securities	(9)	-	(1)	-
Less: tax provision on net losses	(2)	-	-	-

Net losses on sales of securities, after tax	$(7)	$-	$(1)	$-

The Company reviews all securities for potential recognition of other-than-temporary impairment. The Company maintains a watch list for the identification and monitoring of securities experiencing problems that require a heightened level of review. This could include credit rating downgrades.

The Company’s assessment of whether an impairment in the portfolio is other-than-temporary includes factors such as whether the issuer has defaulted on scheduled payments, announced restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed deteriorating financial condition or sustained significant losses.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 69 and 148 securities as of June 30, 2019 and December 31, 2018, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, and asset-backed securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. No corporate issuers have defaulted on interest payments. The declines in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not OTTI at June 30, 2019.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$4,260	$(15)	$-	$-	$4,260	$(15)
Residential mortgage pass-through securities	147,392	(1,403)	42,750	(73)	104,642	(1,330)
Obligations of U.S. states and political subdivisions	41,825	(819)	-	-	41,825	(819)
Corporate bonds and notes	8,696	(278)	2,000	-	6,696	(278)
Asset-backed securities	6,397	(58)	4,406	(47)	1,991	(11)
Total temporarily impaired securities	$208,570	$(2,573)	$49,156	$(120)	$159,414	$(2,453)

	December 31, 2018
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$35,472	$(605)	$810	$(1)	$34,662	$(604)
Residential mortgage pass-through securities	178,365	(4,602)	42,040	(393)	136,325	(4,209)
Commercial mortgage pass-through securities	3,874	(45)	-	-	3,874	(45)
Obligations of U.S. states and political subdivisions	64,367	(3,402)	7,765	(21)	56,602	(3,381)
Corporate bonds and notes	15,534	(540)	7,767	(133)	7,767	(407)
Asset-backed securities	3,957	(16)	2,219	(11)	1,738	(5)
Total Temporarily Impaired Securities	$301,569	$(9,210)	$60,601	$(559)	$240,968	$(8,651)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Derivatives – (continued)

Interest rate swaps were entered into on June 4, 2019 with a notional amount of $50 million and in April 13, 2017, August 24, 2015, December 30, 2014 and October 15, 2014, each with a respective notional amount of $25 million and were designated as cash flow hedges of an FHLB advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2019, December 31, 2018 and June 30, 2018 are presented in the following table.

	June 30,	December 31,	June 30,
	2019	2018	2018
	(dollars in thousands)
Notional amount	$125,000	$75,000	$100,000
Weighted average pay rates	1.81%	1.70%	1.68%
Weighted average receive rates	2.69%	2.19%	1.99%
Weighted average maturity	1.7 years	2.0 years	1.9 years
Fair value	$(128)	$1,159	$1,893

Interest expense recorded on these swap transactions totaled approximately $(176,000) and $(358,000) for the three and six months ended June 30, 2019, respectively, and $(148,000) and $(152,000) for the three and six months ended June 30, 2018, respectively.

Cash Flow Hedge

The following table presents the net gains/losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Six Months Ended June 30, 2019
	Amount of gain	Amount of (gain)	Amount of gain
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(929)	$(358)	$-

Six Months Ended June 30, 2018
	Amount of gain	Amount of (gain)	Amount of gain
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$1,246	$(152)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$125,000	$(128)	$75,000	$1,159

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses

Loans receivable - The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Commercial	$1,052,559	$988,758
Commercial real estate	3,111,274	2,778,167
Commercial construction	602,213	465,389
Residential real estate	326,661	309,991
Consumer	2,041	2,594
Gross loans	5,094,748	4,544,899
Net deferred loan fees	(4,256)	(3,807)
Total loans receivable	$5,090,492	$4,541,092

At June 30, 2019 and December 31, 2018, loan balances of approximately $2.5 billion and $2.3 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Purchased Credit-Impaired Loans - The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment in those loans is as follows at June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Commercial	$5,399	$2,509
Commercial real estate	1,305	-
	$6,704	$2,509

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during either the three and six months ended June 30, 2019 and June 30, 2018. There were no reversals from the allowance for loan losses during the three and six months ended June 30, 2019 and June 30, 2018.

The following table presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for three and six months ended June 30, 2019 and June 30, 2018:

	Three Months	Three Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Balance at April 1	$2,213	$1,322
Accretion of income	(575)	(63)
Balance at June 30	$1,638	$1,259

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Balance at January 1	$1,134	$1,387
New loans purchased	1,286
Accretion of income	(782)	(128)
Balance at June 30	$1,638	$1,259

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans included in loans receivable by loan class as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Commercial	$28,433	$29,340
Commercial real estate	12,686	15,135
Commercial construction	3,579	2,934
Residential real estate	5,219	4,446
Total nonaccrual loans	$49,917	$51,855

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$997,503	$19,269	$35,787	$-	$1,052,559
Commercial real estate	3,084,014	7,622	19,638	-	3,111,274
Commercial construction	589,165	4,106	8,942	-	602,213
Residential real estate	321,316	-	5,345	-	326,661
Consumer	2,034	-	7	-	2,041
Gross loans	$4,994,032	$30,997	$69,719	$-	$5,094,748
	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$951,610	$3,371	$33,777	$-	$988,758
Commercial real estate	2,742,989	12,574	22,604	-	2,778,167
Commercial construction	453,598	5,515	6,276	-	465,389
Residential real estate	305,414	-	4,577	-	309,991
Consumer	2,576	-	18	-	2,594
Gross loans	$4,456,187	$21,460	$67,252	$-	$4,544,899

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by segment as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$32,559	$79,328
Commercial real estate	17,162	17,317
Commercial construction	6,047	6,047
Residential real estate	3,175	3,519
Total (no related allowance)	$58,943	$106,211

With an allowance recorded
Commercial real estate	$393	$393	$29
Commercial construction	2,894	2,895	162
Residential real estate	253	265	22
Total (with allowance)	$3,540	$3,553	$213

Total
Commercial	$32,559	$79,328	$-
Commercial real estate	17,555	17,710	29
Commercial construction	8,941	8,942	162
Residential real estate	3,428	3,784	22
Total	$62,483	$109,764	$213

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$29,896	$83,596
Commercial real estate	16,839	17,935
Commercial construction	9,240	9,240
Residential real estate	2,209	2,521
Total (no related allowance)	$58,184	$113,292

With an allowance recorded
Commercial real estate	$1,488	$1,488	$7
Residential real estate	260	266	29
	$1,748	$1,754	$36

Total
Commercial	$29,896	$83,596	$-
Commercial real estate	18,327	19,423	7
Commercial construction	9,240	9,240	-
Residential real estate	2,469	2,787	29
Total	$59,932	$115,046	$36
20

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Impaired loans (no allowance)

Commercial	$33,663	$82	$38,770	$35	$33,066	$164	$42,056	$66
Commercial real estate	17,205	68	23,422	127	17,170	143	23,504	370
Commercial construction	6,048	25	9,225	176	6,049	80	9,845	295
Residential real estate	3,198	-	2,569	-	3,195	-	2,599	-
Total	$60,114	$175	$73,986	$338	$59,480	$387	$78,004	$731

Impaired loans (allowance):

Commercial real estate	$393	$-	$8,544	$11	$393	$-	$8,548	$23
Commercial construction	2,850	42	-	-	2,818	85	-	-
Residential real estate	255	-	-	-	256	-	-	-
Total	$3,498	$42	$8,544	$11	$3,467	$85	$8,548	$23

Total impaired loans:

Commercial	$33,663	$82	$38,770	$35	$33,066	$164	$42,056	$66
Commercial real estate	17,598	68	31,966	138	17,563	143	32,052	393
Commercial construction	8,898	67	9,225	176	8,867	165	9,845	295
Residential mortgage	3,453	-	2,569	-	3,451	-	2,599	-
Total	$63,612	$217	$82,530	$349	$62,947	$472	$86,552	$754

Included in impaired loans at June 30, 2019 and December 31, 2018 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due at June 30, 2019 and December 31, 2018:

	June 30, 2019
			90 Days or
			Greater Past		Total Past
	30-59 Days	60-89 Days	Due and Still		Due and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,130	$3,035	$3,006	$28,433	$35,604	$1,016,955	$1,052,559
Commercial real estate	-	1,148	-	12,686	13,834	3,097,440	3,111,274
Commercial construction	-	3,530	-	3,579	7,109	595,104	602,213
Residential real estate	681	-	-	5,219	5,900	320,761	326,661
Consumer	3	20	-	-	23	2,018	2,041
Total	$1,814	$7,733	$3,006	$49,917	$62,470	$5,032,278	$5,094,748

The amount reported 90 days or greater past due and still accruing as of June 30, 2019 are comprised of PCI loans, net of their fair value marks, which are accreting income per their valuation at date of acquisition.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	June 30, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$29	$162	$22	$-	$-	$213
Collectively evaluated for impairment	8,521	20,456	5,380	1,186	2	740	36,285
Acquired portfolio	200	1,000	-	-	-	-	1,200
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,721	$21,485	$5,542	$1,208	$2	$740	$37,698

Gross loans
Individually evaluated for impairment	$32,559	$17,555	$8,941	$3,428	$-		$62,483
Collectively evaluated for impairment	901,858	2,694,372	552,712	277,490	1,716		4,428,148
Acquired portfolio	112,743	398,042	40,560	45,743	325		597,413
Acquired with deteriorated credit quality	5,399	1,305	-	-	-		6,704
Total	$1,052,559	$3,111,274	$602,213	$326,661	$2,041		$5,094,748

	December 31, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$7	$-	$29	$-	$-	$36
Collectively evaluated for impairment	9,675	17,840	4,519	1,237	2	445	33,718
Acquired portfolio	200	1,000	-	-	-	-	1,200
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Gross loans
Individually evaluated for impairment	$29,896	$18,327	$9,240	$2,469	$-		$59,932
Collectively evaluated for impairment	949,129	2,500,132	456,149	263,449	2,484		4,171,343
Acquired portfolio	7,224	259,708	-	44,073	110		311,115
Acquired with deteriorated credit quality	2,509	-	-	-	-		2,509
Total	$988,758	$2,778,167	$465,389	$309,991	$2,594		$4,544,899

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan losses (“ALLL”) methodology as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. A summary of the activity in the ALLL is as follows:

	Three Months Ended June 30, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at March 31, 2019	$8,660	$21,561	$4,982	$1,166	$1	$488	$36,858

Charge-offs	-	(406)	-	-	-	-	(406)

Recoveries	115	30	-	1	-	-	146

Provision	(54)	300	560	41	1	252	1,100

Balance at June 30, 2019	$8,721	$21,485	$5,542	$1,208	$2	$740	$37,698

	Three Months Ended June 30, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at March 31, 2018	$8,550	$17,435	$4,772	$1,109	$2	$661	$32,529

Charge-offs	(46)	-	-	-	(1)	-	(47)

Recoveries	12	-	-	-	-	-	12

Provision for loan losses	444	786	40	58	2	(230)	1,100

Balance at June 30, 2018	$8,960	$18,221	$4,812	$1,167	$3	$431	$33,594
24

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

	Six Months Ended June 30, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
			(dollars in thousands)
Balance at December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Charge-offs	-	(3,082)	-	-	-	-	(3,082)

Recoveries	186	30	-	3	7	-	226

Provision	(1,340)	5,690	1,023	(61)	(7)	295	5,600

Balance at June 30, 2019	$8,721	$21,485	$5,542	$1,208	$2	$740	$37,698

	Six Months Ended June 30, 2018
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
			(dollars in thousands)
Balance at December 31, 2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

Charge-offs	(17,066)	-	-	(18)	(1)	-	(17,085)

Recoveries	31	-	-	-	-	-	31

Provision	17,762	1,109	65	135	3	(174)	18,900

Balance at June 30, 2018	$8,960	$18,221	$4,812	$1,167	$3	$431	$33,594

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

At June 30, 2019, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of June 30, 2019, TDRs totaled $39.1 million, of which $22.8 million were on nonaccrual status and $16.3 million were performing under their restructured terms. As of December 31, 2018, TDRs totaled $34.5 million, of which $23.3 million were on nonaccrual status and $11.2 million were performing under their restructured terms. The Company has allocated $162 thousand and $147 thousand of specific allowance for the six months ended June 30, 2019 and June 30, 2018, respectively. There were no charge-offs in connection with a loan modification at the time of modification during the three and six months ended June 30, 2019. There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2019.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2019:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:	(dollars in thousands)
Commercial	4	$4,186	$4,186
Commercial real estate	2	2,635	2,635
Commercial construction	2	2,101	2,101

Total	8	$8,922	$8,922

These eight loan modifications included interest rate reductions and maturity extensions.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:	(dollars in thousands)
Commercial	30	$15,613	$15,613
Commercial real estate	1	60	60
Commercial construction	2	1,839	1,839
Residential	2	454	454

Total	35	$17,966	$17,966

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

		June 30, 2019
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$25,461	$-	$25,461	$-
Residential mortgage pass-through securities	229,542	-	229,542	-
Commercial mortgage pass-through securities	5,826	-	5,826	-
Obligations of U.S. states and political subdivision	144,119	-	134,873	9,246
Corporate bonds and notes	28,117	-	28,117	-
Asset-backed securities	7,746	-	7,746	-
Certificates of deposit	150	-	150	-
Other securities	950	950	-	-
Total available-for-sale	$441,911	$950	$431,715	$9,246

Equity securities	11,152	11,152	-	-
Total assets	$453,063	$12,102	$431,715	$9,246

Liabilities
Derivatives	128	-	128	-
Total liabilities	$128	$-	$128	$-

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019 and during the year ended December 31, 2018.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements at June 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets measured at fair value on a nonrecurring basis:	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial real estate	$364	$-	$-	$364
Commercial construction	2,732	-	-	2,732
Residential real estate	231	-	-	231

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring basis:	December 31, 2018	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,481	$-	$-	$1,481
Residential real estate	231	-	-	231

Impaired loans – Collateral dependent impaired loans at June 30, 2019 that required a valuation allowance were $3.5 million with a related valuation allowance of $0.2 million compared to $1.7 million with a related valuation allowance of $-0- at December 31, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and for the year ended December 31, 2018:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2019	$9,377
Principal paydowns	(131)
Ending balance, June 30, 2019	$9,246

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2018	$9,632
Principal paydowns	(255)
Ending balance, December 31, 2018	$9,377

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2019
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,246	Discounted cash flows	Discount rate	2.9%

December 31, 2018

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,377	Discounted cash flows	Discount rate	2.9%
31

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

		Valuation	Unobservable
June 30, 2019	Fair Value	Techniques	Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$364	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 20% [10%]
Commercial construction	$2,732	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 20% [10%]
Residential real estate	$231	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 7% [2%]

December 31, 2018	Fair Value	Valuation Techniques	Unobservable Input	Range
Impaired loans:		(dollars in thousands)
Commercial real estate	$1,481	Sales comparison approach	Adjustment for differences between the comparable sales	6% - 9% [8%]
Residential real estate	$231	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 10% [5%]

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2019 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2019 and December 31, 2018:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
June 30, 2019
Financial assets:
Cash and due from banks	$185,650	$185,650	$185,650	$-	$-
Securities available-for-sale	441,911	441,911	950	431,715	9,246
Investment in restricted stocks	31,767	n/a	n/a	n/a	n/a
Equity securities	11,152	11,152	11,152	-	-
Net loans	5,052,794	5,041,283	-	-	5,041,283
Accrued interest receivable	21,272	21,272	-	2,447	18,825

Financial liabilities:
Noninterest-bearing deposits	813,635	813,635	813,635	-	-
Interest-bearing deposits	3,827,508	3,839,549	2,203,560	1,635,989	-
Borrowings	597,317	598,821	-	598,821	-
Subordinated debentures	128,720	137,269	-	137,269	-
Derivatives	128	128	-	128	-
Accrued interest payable	5,561	5,561	-	5,561	-

December 31, 2018
Financial assets:
Cash and due from banks	$172,366	$172,366	$172,366	$-	$-
Securities available-for-sale	412,034	412,034	2,990	399,667	9,377
Investment in restricted stocks	31,136	n/a	n/a	n/a	n/a
Equity securities	11,460	11,460	11,460	-	-
Net loans	4,506,138	4,402,878	-	-	4,402,878
Derivatives	1,159	1,159	-	1,159	-
Accrued interest receivable	18,214	18,214	-	2,064	16,150

Financial liabilities:
Noninterest-bearing deposits	768,584	768,584	768,584	-	-
Interest-bearing deposits	3,323,508	3,320,640	1,957,503	1,363,137	-
Borrowings	600,001	598,598	-	598,598	-
Subordinated debentures	128,556	132,426	-	132,426	-
Accrued interest payable	6,764	6,764	-	6,764	-

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

Note 8. Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from nonowner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, unrealized gains (losses) on cash flow hedges, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, net of taxes.

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other	Amounts Reclassified from Accumulated				Affected Line item in the
Comprehensive Loss Components	Other Comprehensive Income				Statement Where Net Income is Presented
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Sale of investment securities available for sale	$(9)	$-	$(1)	$-	Net losses on sale of securities available-for-sale
	2	-	-	-	Income tax benefit
	(7)	-	(1)	-

Amortization of pension plan net actuarial losses	(90)	(92)	(179)	(183)	Other components of net periodic pension expense.
	25	26	50	51	Income tax benefit
	(65)	(66)	(129)	(132)
Total reclassification	$(72)	$(66)	$(130)	$(132)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive loss at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$1,268	$(5,841)
Cash flow hedge, net of tax	(89)	837
Defined benefit pension and post-retirement plans, net of tax	(4,060)	(3,785)
Total	$(2,881)	$(8,789)

Note 9. Premises and Equipment

The Company leases certain premises and equipment under operating leases. At June 30, 2019, the Company had lease liabilities totaling $17.8 million and right-of-use assets totaling $16.4 million. As of June 30, 2019, the weighted average remaining lease term for operating leases was 7.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.0%. Total lease costs for the three and six months ended June 30, 2019 was $0.8 million and $1.6 million, respectively.

Rent expense for the three and six months ended June 30, 2018 prior to adoption of ASU 2016-02, was $0.5 million and $1.0 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

June 30, 2019
(dollars in thousands)
Lease payments due:
Less than 1 year	$2,704
1 year through less than 2 years	2,497
2 years through less than 3 years	2,418
3 years through less than 4 years	2,372
4 years through 5 years	2,093
After 5 years	7,965
Total undiscounted cash flows	20,049
Discounted cash flows	(2,262)
Total lease liability	$17,787

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2019. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2019 are approximately 412,572. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are handled on a case-by-case basis. Stock-based compensation expense was $0.7 million and $1.5 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively.

Activity under the Company’s options as of and for the six months ended June 30, 2019 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	108,463	$8.35
Granted	-	-
Exercised	(28,937)	8.96
Forfeited/cancelled/expired	-	-
Outstanding at June 30, 2019	79,526	8.13	2.6	$1,155,895
Exercisable at June 30, 2019	79,526	$8.13	2.6	$1,155,895

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for the six months ended June 30, 2019 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2018	68,428	$23.04
Granted	171,488	20.70
Vested	(52,629)	21.98
Forfeited/cancelled/expired	-	-
Nonvested June 30, 2019	187,287	$21.20

As of June 30, 2019, there was approximately $997,285 of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 2.3 years. A total of 129,005 restricted shares were granted during the three months ended June 30, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Stock Based Compensation

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2018	86,009		$22.06
Awarded	35,636		20.79
Change in estimate	23,375		30.95
Vested	(52,508)		21.26
Unearned at June 30, 2019	92,512	120,212	$24.27

At June 30, 2019, the specific number of shares related to performance units that were expected to vest was 92,512, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At June 30, 2019 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 120,212. A total of 25,991 shares were netted from the vested shares to satisfy tax obligations. The net shares issued from vesting of performance units during the six months ended June 30, 2019 were 26,517 shares.

At June 30, 2019, compensation cost of approximately $1.0 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.8 years. A total of 35,636 performance units were awarded during the six months ended June 30, 2019.

A summary of the status of unearned restricted stock units and the change in restricted stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned at December 31, 2018	29,423	$31.35
Awarded	53,454	20.79
Vested	(9,808)	21.28
Unearned at June 30, 2019	73,069	$24.98

At June 30, 2019, the specific number of shares related to restricted stock units that were expected to vest was approximately 73,069. Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the six months ended June 30, 2019, a total of 4,904 shares were netted out to satisfy tax obligations, resulting in net issuance of 4,904 shares.

At June 30, 2019, compensation cost of approximately $1.5 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.4 years. A total of 53,454 restricted stock units were awarded during the six months ended June 30, 2019.

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

	Three Months	Three Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Service cost	$-	$-
Interest cost	113	107
Expected return on plan assets	(174)	(192)
Net amortization	90	92
Total periodic pension cost	$29	$7

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Service cost	$-	$-
Interest cost	226	214
Expected return on plan assets	(348)	(383)
Net amortization	179	183
Total periodic pension cost	$57	$14

Contributions

The Company did not make a contribution to the Pension Trust during the six months ended June 30, 2019. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2019. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$597,317	2.51%	$600,001	2.59%

By remaining period to maturity:
Less than 1 year	$474,105	2.54%	$405,000	2.57%
1 year through less than 2 years	61,000	2.25%	110,000	2.75%
2 years through less than 3 years	27,353	2.15%	60,000	2.27%
3 years through less than 4 years	32,428	2.82%	-	-
4 years through 5 years	2,852	2.43%	25,000	2.92%
Total FHLB borrowings	597,738	2.51%	600,000	2.59%
Fair value (discount) premium	(421)		1
FHLB borrowings, net	$597,317		$600,001

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at June 30, 2019 were primarily collateralized by approximately $1.9 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At June 30, 2019 the Company had remaining borrowing capacity of approximately $1.0 billion at FHLB.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Revenue Recognition – (continued)

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months and six months ended June 30, 2019 and 2018. Items outside of ASC 606 are noted as such.

	Three Months	Three Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$319	$166
Other	192	141
Interchange income	203	170
Net gains on sales of loans (1)	46	12
Net gains (losses) on equity securities (1)	158	(47)
Net losses on sale of securities available-for-sale (1)	(9)	-
Wire transfer fees (1)	108	77
Loan servicing fees (1)	65	25
Bank owned life insurance (1)	833	775
Other	27	22
Total noninterest income	$1,942	$1,341

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$593	$368
Other	372	296
Interchange income	359	313
Net gains on sales of loans (1)	65	29
Net gains (losses) on equity securities (1)	261	(168)
Net losses on sale of securities available-for-sale (1)	(1)	-
Wire transfer fees (1)	225	149
Loan servicing fees (1)	97	48
Bank owned life insurance (1)	1,655	1,549
Other	54	43
Total noninterest income	$3,680	$2,627
(1)	Not within scope of ASC 606.

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

Note 14. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2019 was 5.43%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at June 30, 2019 and December 31, 2018.

	Securities				Redeemable by
Issuance Date	Issued	Liquidation Value	Coupon Rate	Maturity	Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points. As of June 30, 2019, unamortized costs related to this debt issuance were approximately $185,000.

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of June 30, 2019, unamortized costs related to this debt issuance were approximately $1,254,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of June 30, 2019 and December 31, 2018:

Gross Amounts Not Offset
Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the		Cash or
		Statement of	Statement of	Financial	Financial
	Gross Amounts	Financial	Financial	Instruments	Instrument	Net
	Recognized	Condition	Condition	Recognized	Collateral	Amount
(dollars in thousands)
June 30, 2019
Liabilities:
Interest rate swaps	$128	$-	$128	$-	$128	$-

December 31, 2018
Assets:
Interest rate swaps	$1,159	$-	$1,159	$-	$-	$1,159

As of December 31, 2018, there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2019 and December 31, 2018. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by ConnectOne Bancorp, Inc. and its subsidiaries (collectively, the “Company”) conform, in all material respects, to GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the consolidated statements of income. Actual results could differ significantly from those estimates.

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

Operating Results Overview

Net income for the three months ended June 30, 2019 amounted to $19.3 million compared to $17.5 million for the comparable three-month period ended June 30, 2018. The Company’s diluted earnings per share were $0.54 for both the three months ended June 30, 2019 and June 30, 2018. The increase in net income was primarily attributable to an increase in net interest income and an increase in other income, partially offset by increases in noninterest expenses and income tax expense.

Net income for the six months ended June 30, 2019 amounted to $30.9 million compared to $21.8 million for the comparable six-month period ended June 30, 2018. The Company’s diluted earnings per share were $0.87 for the six months ended June 30, 2019 as compared with diluted earnings per share of $0.67 for the comparable six-month period ended June 30, 2018. The increase in net income and diluted earnings per share was primarily attributable to an increase in net interest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expenses and an increase in income tax expenses. The decrease in provision for loan losses was primarily attributable to provisioning related to the taxi medallion portfolio during the three months ended March 31, 2018. The increase in noninterest expenses was primarily attributable to merger-related expenses, a loss on extinguishment of debt and an increase in salaries and employee benefits and professional and consulting expenses.

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

Fully taxable equivalent net interest income for the three months ended June 30, 2019 was $46.1 million, an increase of $6.7 million, or 17.0%, from the three months ended June 30, 2018, resulting from an increase in average total interest-earning assets of 17.5%, primarily loans, that resulted from the acquisition of GHB, offset by a contraction of the net interest margin of 1 basis-point to 3.30% for the three months ended June 30, 2019 from 3.31% for the three months ended June 30, 2018. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.8 million during the three months ended June 30, 2019 and $0.7 million during the three months ended June 30, 2018. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.17% for the three months ended June 30, 2019, contracting by 9 basis-points from 3.26% for the three months ended June 30, 2018. The decrease in the adjusted net interest margin was primarily attributable to increased cost in deposit funding.

Fully taxable equivalent net interest income for the six months ended June 30, 2019 was $91.6 million, an increase of $13.6 million, or 17.4%, from the six months ended June 30, 2018, resulting from an increase in total average interest-earning assets of 16.3% due to the acquisition of GHB. Net interest margin was 3.32% for the six months ended June 30, 2019, widening by 3 basis-points from 3.29% for the six months ended June 30, 2018. Included in net interest income was accretion and amortization of purchase accounting adjustments of $3.0 million and $0.9 million during the six months ended June 30, 2019 and 2018, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.21% for the six months ended June 30, 2019, contracting by 4 basis-points from adjusted net interest margin of 3.25% for the six months ended June 30, 2018. The decrease in the adjusted net interest margin was primarily attributable to increased cost in deposit funding.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2019 and 2018, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$515,022	$3,941	3.07%	$432,493	$3,136	2.91%
Loans receivable and loans held-for-sale (2) (3) (4)	5,005,509	63,799	5.11	4,272,212	49,750	4.67
Federal funds sold and interest-bearing with banks	54,619	290	2.13	35,315	160	1.82
Restricted investment in bank stocks	31,936	410	5.15	31,503	502	6.39
Total interest-earning assets	5,607,086	68,440	4.90	4,771,523	53,548	4.50
Noninterest-earning assets:
Allowance for loan losses	(37,390)			(32,668)
Other noninterest-earning assets	431,973			365,806
Total assets	$6,001,669			$5,104,661

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,551,014	$9,366	2.42	$1,280,471	$5,830	1.83
Other interest-bearing deposits	2,183,384	7,230	1.33	1,765,577	3,339	0.76
Total interest-bearing deposits	3,734,398	16,596	1.78	3,046,048	9,169	1.21

Borrowings	603,260	3,870	2.57	613,763	3,091	2.02
Subordinated debentures (5)	128,666	1,845	5.75	128,339	1,840	5.75
Capital lease	2,436	37	6.09	2,589	39	6.04
Total interest-bearing liabilities	4,468,760	22,348	2.01	3,790,739	14,139	1.50

Noninterest-bearing demand deposits	800,856			719,372
Other liabilities	37,075			19,558
Total noninterest-bearing liabilities	837,931			738,930
Stockholders’ equity	694,978			574,992
Total liabilities and stockholders’ equity	$6,001,669			$5,104,661
Net interest income (tax-equivalent basis)		46,092			39,409
Net interest spread (6)			2.89%			3.00%
Net interest margin (7)			3.30%			3.31%
Tax-equivalent adjustment		(562)			(464)
Net interest income		$45,530			$38,945

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Average balances are net of debt issuance costs of $1,489 and $1,816 as of June 30, 2019 and June 30, 2018, respectively. Amortization expense related to debt issuance costs included in interest expense was $82 and $82 as of June 30, 2019 and June 30, 2018, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rate (8)	Average Balance	Interest Income/ Expense	Average Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$523,008	$8,310	3.20%	$437,003	$6,052	2.79%
Loans receivable and loans held-for-sale (2) (3) (4)	4,956,866	124,397	5.06	4,260,171	97,022	4.59
Federal funds sold and interest-bearing with banks	56,146	647	2.32	56,755	424	1.50
Restricted investment in bank stocks	29,222	867	5.98	31,601	987	6.30
Total interest-earning assets	5,565,242	134,221	4.86	4,785,530	104,485	4.40
Noninterest-earning assets:
Allowance for loan losses	(36,450)			(32,392)
Other noninterest-earning assets	426,828			343,648
Total assets	$5,955,620			$5,096,786

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,533,230	$17,669	2.32	$1,244,123	$10,619	1.72
Other interest-bearing deposits	2,209,860	14,278	1.30	1,790,212	6,238	0.70
Total interest-bearing deposits	3,743,090	31,947	1.72	3,034,335	16,857	1.12

Borrowings	545,295	6,894	2.55	621,895	6,017	1.95
Subordinated debentures (5)	128,626	3,690	5.78	121,797	3,514	5.82
Capital lease	2,458	74	6.07	2,605	79	6.04
Total interest-bearing liabilities	4,419,469	42,605	1.94	3,780,632	26,467	1.41

Noninterest-bearing demand deposits	812,421			721,907
Other liabilities	36,117			19,237
Total noninterest-bearing liabilities	848,538			741,144
Stockholders’ equity	687,613			575,010
Total liabilities and stockholders’ equity	$5,955,620			$5,096,786
Net interest income (tax-equivalent basis)		91,616			78,018
Net interest spread (6)			2.92%			2.99%
Net interest margin (7)			3.32%			3.29%
Tax-equivalent adjustment		(1,134)			(926)
Net interest income		$90,482			$77,092

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Average balances are net of debt issuance costs of $1,529 and $1,728 as of June 30, 2019 and June 30, 2018, respectively. Amortization expense related to debt issuance costs included in interest expense was $164 and $168 as of June 30, 2019 and June 30, 2018, respectively.
(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.9 million for the three months ended June 30, 2019, compared with $1.3 million for the three months ended June 30, 2018. Noninterest income consists of income on bank owned life insurance (“BOLI”), net gains on sales of loans held-for-sale, deposit service fees, loan fees, net gains (losses) on equity securities and other income. The increase from the prior year second quarter was mainly attributable to increases in deposit loan and other income ($0.3 million), net gains on equity securities ($0.2 million), and increases in BOLI income ($0.1 million).

Noninterest income totaled $3.7 million for the six months ended June 30, 2019, compared with $2.6 million for the six months ended June 30, 2018. The increase from the prior year comparable period was mainly attributable to increases in deposit, loan and other income ($0.5 million) and increases in net gains on equity securities ($0.4 million).

Noninterest Expenses

Noninterest expenses totaled $21.6 million for the three months ended June 30, 2019, compared to $17.1 million for the three months ended June 30, 2018. Noninterest expenses increased by $4.5 million from the prior year second quarter due primarily to increases in salaries and employee benefits ($2.1 million), increases in professional and consulting expenses ($0.5 million), increases on occupancy and equipment expenses ($0.3 million), and a $1.0 million loss on extinguishment of debt. The increases over the prior year second quarter were primarily attributable to the acquisition of GHB.

Noninterest expenses totaled $49.7 million for the six months ended June 30, 2019, compared to $34.0 million for the six months ended June 30, 2018. Included in noninterest expenses during the six months ended June 30, 2019 were $7.9 million in merger-related expenses and $1.0 million related to a loss on extinguishment of debt. Excluding these items, noninterest expenses increased $6.7 million from the prior year comparable period. The increase was primarily attributable to increases in salaries and employee benefits ($4.4 million), professional and consulting expenses ($1.0 million) and increases in occupancy and equipment expenses ($0.7 million). The increases over the prior year period were primarily attributable to the acquisition of GHB.

Income Taxes

Income tax expense was $5.5 million for the three months ended June 30, 2019, compared to $4.6 million for the three months ended June 30, 2018. The increase in income tax expense was the result of higher income before taxes. The effective tax rate for the three months ended June 30, 2019 and June 30, 2018 was 22.2% and 20.8%, respectively.

Income tax expense was $8.0 million for the six months ended June 30, 2019, compared to $5.0 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was 20.5% versus 18.8% for the prior-year period. At the present time, the Bank is projecting a 2019 combined federal and state effective tax rate of approximately 22%, although this rate is subject to change pending actions potentially taken as a result of New Jersey’s newly enacted tax legislation discussed below.

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

					Amount
	June 30, 2019		December 31, 2018		Increase/
	Amount	%	Amount	%	(Decrease)
			(dollars in thousands)
Commercial	$1,052,559	20.6%	$988,758	21.8%	$63,801
Commercial real estate	3,111,274	61.1	2,778,167	61.1	333,107
Commercial construction	602,213	11.8	465,389	10.2	136,824
Residential real estate	326,661	6.4	309,991	6.8	16,670
Consumer	2,041	0.1	2,594	0.1	(553)
Gross loans	$5,094,748	100.0%	$4,544,899	100.0%	$549,849

At June 30, 2019, gross loans totaled $5.1 billion, an increase of $550 million, or 12.1%, as compared to December 31, 2018. Net loan growth was primarily attributable to the Greater Hudson Bank acquisition, with increases in commercial real estate ($333 million), commercial construction ($137 million), commercial loans ($64 million), and residential real estate and consumer ($16 million).

At June 30, 2019, acquired loans within the loan portfolio totaled $0.6 billion, compared to $0.3 billion as of December 31, 2018. The increase was attributable to the Greater Hudson Bank acquisition.

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

Although management uses the best information available, the level of the ALLL remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to increase the ALLL based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the New York metropolitan area. Future adjustments to the ALLL may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At June 30, 2019, the ALLL was $37.7 million as compared to $35.0 million at December 31, 2018. The provision for loan losses for the three months and six months ended June 30, 2019 was $1.1 million and $5.6 million, respectively, compared to $1.1 million and $18.9 million for the three and six months ended June 30, 2018, respectively. Provision for loan losses for the three months ended June 30, 2019 remained flat when compared to the prior year second quarter. The decrease in the provision for loan losses during the six months ended June 30, 2019 when compared to the comparable prior year period was primarily attributable to $17.0 million of provision related to the taxi medallion loan portfolio for the three months ended March 31, 2018, offset by a $3.0 million provision related to a single loan secured by a commercial office building for the three months ended March 31, 2019.

There were $260 thousand and $35 thousand in net charge-offs for the three months ended June 30, 2019 and June 30, 2018, respectively and $2.9 million and $17.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Net charge-offs for the three months ended June 30, 2019 increased $225 from the prior year period. The increase was primarily related to charges on two commercial real estate loans, offset by taxi medallion recoveries. Net charge-offs for the six months ended June 30, 2018 include a $17.0 million partial charge-off related to the taxi medallion loan portfolio, resulting from a decrease in the transfer values of medallions as reported by the New York City Taxi and Limousine Commission, as well as a reduction in the Company’s cash flow valuation model. Included in net charge-offs for the six months ended June 30, 2019 was a $2.1 million partial charge-off on a single loan secured by a commercial office building. The ALLL as a percentage of loans receivable amounted to 0.74% at June 30, 2019 compared to 0.77% at December 31, 2018 and 0.77 % at June 30, 2018.

The level of the allowance for the respective periods of 2019 and 2018 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at June 30, 2019 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended
	June 30,
	2019	2018
	(dollars in thousands)
Average loans at end of period	$5,005,509	$4,272,212

Analysis of the ALLL:
Balance – beginning of quarter	$36,858	$32,529
Charge-offs:
Commercial	-	(46)
Commercial real estate	(406)	-
Consumer	-	(1)
Total charge-offs	(406)	(47)
Recoveries:
Commercial	115	12
Commercial real estate	30	-
Residential real estate	1
Total recoveries	146	12
Net (charge-offs) recoveries	(260)	(35)
Provision for loan and losses	1,100	1,100
Balance – end of period	$37,698	$33,594
Ratio of annualized net charge-offs during the period to average loans during the period	0.02%	0.00%

Loans receivable	$5,090,492	$4,360,854
ALLL as a percentage of loans receivable	0.74%	0.77%

	Six Months Ended
	June 30,
	2019	2018
	(dollars in thousands)
Average loans at end of period	$4,956,866	$4,260,171

Analysis of the ALLL:
Balance - beginning of quarter	$34,954	$31,748
Charge-offs:
Commercial	-	(17,066)
Commercial real estate	(3,082)	-
Residential real estate	-	(18)
Consumer	-	(1)
Total charge-offs	(3,082)	(17,085)
Recoveries:
Commercial	186	31
Commercial real estate	30	-
Residential real estate	3	-
Consumer	7	-
Total recoveries	226	31
Net (charge-offs) recoveries	(2,856)	(17,054)
Provision for loan and losses	5,600	18,900
Balance - end of period	$37,698	$33,594
Ratio of annualized net charge-offs during the period to average loans during the period	0.12%	0.81%

Loans receivable	$5,090,492	$4,360,854
ALLL as a percentage of loans receivable	0.74%	0.77%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Nonaccrual loans	$49,917	$51,855
OREO	-	-
Total nonperforming assets (1)	$49,917	$51,855

Performing TDRs	$16,332	$11,165
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$3,006	$1,647

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.98%	1.14%
Nonperforming assets to total assets	0.82%	0.95%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.36%	1.42%

Securities Available-For-Sale

As of June 30, 2019, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, and asset-backed securities. For the quarter ended June 30, 2019, average securities increased $82.5 million to approximately $515.0 million, or 9.2% of average total interest-earning assets, from approximately $432.5 million, or 9.1% of average interest-earning assets, for the comparable period in 2018.

At June 30, 2019, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $1.3 million as compared with net unrealized losses of $5.8 million at December 31, 2018. The decrease in unrealized losses is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2019 and December 31, 2018, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of June 30, 2019, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.91%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.46%. As of December 31, 2018, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.40%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.21%.

Based on our model, which was run as of June 30, 2019, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.67%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.38%. As of December 31, 2018, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.59%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.17%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2019, would decline by 8.40% with an instantaneous rate shock of up 200 basis points, and increase by 3.26% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2018, would decline by 12.01% with an instantaneous rate shock of up 200 basis points, and increase by 3.15% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one year NII sensitivity as of June 30, 2019.

		Estimated Change in
Interest Rates	Estimated	EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$589,021	$(89,932)	(13.25)	+300	$185,095	$4,690	2.60
+200	621,889	(57,064)	(8.40)	+200	183,846	3,441	1.91
+100	652,907	(26,046)	(3.84)	+100	182,438	2,033	1.13
0	678,953	-	0.0	0	180,405	-	0.0
-100	701,101	22,148	3.26	-100	177,773	(2,632)	(1.46)

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

At June 30, 2019, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2019, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $512.7 million, which represented 8.4% of total assets and 9.8% of total deposits and borrowings, compared to $441.4 million as of December 31, 2018, which represented 8.1% of total assets and 9.4% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2019, had the ability to borrow $1.9 billion. In addition, at June 30, 2019, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $5.4 million. At June 30, 2019, the Bank had aggregate available and unused credit of approximately $1.0 billion, which represents the aforementioned facilities totaling $1.9 billion net of $942.2 million in outstanding borrowings and letters of credit. At June 30, 2019, outstanding commitments for the Bank to extend credit were approximately $1.0 billion.

Cash and cash equivalents totaled $185.7 million at June 30, 2019, increasing by $13.3 million from $172.4 million at December 31, 2018. Operating activities provided $35.3 million in net cash. Investing activities used $76.8 million in net cash, primarily reflecting an increase in loans and net cash flow from the securities portfolio. Financing activities provided $54.8 million in net cash, primarily reflecting a net increase in deposits, offset by repayments of FHLB borrowings.

Deposits

Total deposits increased by $549 million, or 13.4%, to $4.6 billion at June 30, 2019 from December 31, 2018. The increase was primarily attributable the acquisition of Greater Hudson Bank. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	June 30, 2019		December 31, 2018		(Decrease)
	Amount	%	Amount	%	2019 vs. 2018
			(dollars in thousands)
Demand, noninterest-bearing	$813,635	17.5%	$768,584	18.8%	$45,051
Demand, interest-bearing	977,611	21.1	845,424	20.7	132,187
Money market	1,062,051	22.9	951,276	23.2	110,775
Savings	163,898	3.5	160,755	3.9	3,143
Time	1,623,948	35.0	1,366,053	33.4	257,895
Total deposits	$4,641,143	100.0%	$4,092,092	100.0%	$549,051

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate at June 30, 2019 was 5.43%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank and to repay on March 11, 2016 $11.25 million of SBLF preferred stock issued to the U.S. Treasury. Remaining funds were used for general corporate purposes. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $699 million at June 30, 2019, an increase of $85 million from December 31, 2018. The increase in stockholders’ equity was primarily attributable to the acquisition of Greater Hudson Bank. As of June 30, 2019, the Company’s tangible common equity ratio and tangible book value per share were 8.93% and $15.01, respectively. As of December 31, 2018, the tangible common equity ratio and tangible book value per share were 8.77% and $14.42, respectively. Total goodwill and other intangible assets were approximately $169 million as of June 30, 2019 and $148 million at December 31, 2018.

	June 30,	December 31,
	2019	2018
	(dollars in thousands, except for share and per share data)
Stockholders’ equity	$699,224	$613,927
Less: Goodwill and other intangible assets	168,714	147,646
Tangible common stockholders’ equity	$530,510	$466,281

Common stock outstanding at period end	35,352,866	32,328,542

Book value per common share	$19.78	$18.99
Less: Goodwill and other intangible assets	4.77	4.57
Tangible book value per common share	$15.01	$14.42

In March 2019, the Board of Directors of the Company approved a stock repurchase program for up to 1,200,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated stock purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2019, the Company repurchased a total of 240,018 shares, leaving 959,982 shares remaining for repurchase under the program.

The following table details stock repurchases during the three months ended June 30, 2019:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1, 2019 through April 30, 2019	-	-	-	1,187,000
May 1, 2019 through May 31, 2019	115,000	$21.88	128,000	1,072,000
June 1, 2019 through June 30, 2019	112,018	$21.43	240,018	959,982

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2019 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$532,552	9.14%	$233,127	4.00%	N/A	N/A
CET I risk-based ratio	527,397	9.65	245,930	4.50	N/A	N/A
Tier 1 risk-based capital	532,552	9.74	327,907	6.00	N/A	N/A
Total risk-based capital	695,250	12.72	437,209	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$607,500	10.42%	$233,108	4.00%	$291,386	5.00%
CET I risk-based ratio	607,500	11.12	245,923	4.50	355,222	6.50
Tier 1 risk-based capital	607,500	11.12	327,897	6.00	437,196	8.00
Total risk-based capital	677,448	12.40	437,196	8.00	546,496	10.00

N/A - not applicable

As of June 30, 2019, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. Beginning January 1, 2019, the Company and the Bank are required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of June 30, 2019 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 1.24% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 1.90% above the minimum buffer ratio.

Item 3. Qualitative and Quantitative Disclosures about Market Risks

Market Risk

Interest rate risk management is our primary market risk. See "Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis" herein for a discussion of our management of our interest rate risk.

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

Item 1a. Risk Factors

Other than as set forth below, there have been no changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K.

Reforms to and uncertainty regarding LIBOR may adversely affect the business.

In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Shareholders' Equity”

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.
(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: August 6, 2019		Date: August 6, 2019

