Form 10-Q
period 2019-09-30
ConnectOne Bancorp, Inc.
filed 2019-11-06
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	CNOB	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	35,374,845 shares
(Title of Class)	(Outstanding as of November 6, 2019)

Item 1. Financial Statements

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$54,792	$39,161
Interest-bearing deposits with banks	139,217	133,205
Cash and cash equivalents	194,009	172,366

Securities available-for-sale	425,849	412,034
Equity securities	11,231	11,460

Loans held-for-sale	33,245	-

Loans receivable	5,110,471	4,541,092
Less: Allowance for loan losses	38,771	34,954
Net loans receivable	5,071,700	4,506,138

Investment in restricted stock, at cost	27,946	31,136
Bank premises and equipment, net	19,754	19,062
Accrued interest receivable	21,024	18,214
Bank owned life insurance	137,048	113,820
Right of use operating lease assets	15,789	-
OREO	907	-
Goodwill	162,574	145,909
Core deposit intangibles	5,800	1,737
Other assets	34,393	30,216
Total assets	$6,161,269	$5,462,092
LIABILITIES
Deposits:
Noninterest-bearing	$828,190	$768,584
Interest-bearing	3,923,044	3,323,508
Total deposits	4,751,234	4,092,092
Borrowings	512,456	600,001
Subordinated debentures (net of unamortized debt issuance costs of $1,353 and $1,599, respectively)	128,802	128,556
Operating lease liabilities	17,148	-
Other liabilities	31,469	27,516
Total liabilities	5,441,109	4,848,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 37,668,785 shares at September 30, 2019 and 34,392,464 shares at December 31, 2018; outstanding 35,364,845 shares at September 30, 2019 and 32,328,542 at December 31, 2018	468,571	412,546
Additional paid-in capital	20,450	15,542
Retained earnings	254,159	211,345
Treasury stock, at cost 2,303,940 common shares at September 30, 2019 and 2,063,922 at December 31, 2018	(21,892)	(16,717)
Accumulated other comprehensive loss	(1,128)	(8,789)
Total stockholders’ equity	720,160	613,927
Total liabilities and stockholders’ equity	$6,161,269	$5,462,092

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$66,796	$51,699	$190,646	$148,218
Interest and dividends on investment securities:
Taxable	1,916	2,154	7,431	6,191
Tax-exempt	897	785	3,105	2,377
Dividends	502	530	1,369	1,517
Interest on federal funds sold and other short-term investments	278	183	925	607
Total interest income	70,389	55,351	203,476	158,910
Interest expense
Deposits	17,351	10,681	49,298	27,538
Borrowings and subordinated debentures	4,632	4,708	15,290	14,318
Total interest expense	21,983	15,389	64,588	41,856
Net interest income	48,406	39,962	138,888	117,054
Provision for loan losses	2,000	1,100	7,600	20,000
Net interest income after provision for loan losses	46,406	38,862	131,288	97,054
Noninterest income
Income on bank owned life insurance	915	751	2,570	2,300
Net gains on sale of loans held-for-sale	278	2	343	31
Deposit, loan and other income	1,116	676	2,816	1,893
Net gains (losses) on equity securities	79	(157)	340	(325)
Net losses on sales of securities available-for-sale	(279)	-	(280)	-
Total noninterest income	2,109	1,272	5,789	3,899
Noninterest expenses
Salaries and employee benefits	12,420	10,174	36,168	29,575
Occupancy and equipment	2,480	2,137	7,332	6,311
FDIC insurance	(364)	735	1,216	2,350
Professional and consulting	1,499	891	4,078	2,439
Marketing and advertising	473	192	1,080	736
Data processing	1,058	1,102	3,352	3,341
Merger expenses	191	375	8,084	399
Loss on extinguishment of debt	-	-	1,047	-
Amortization of core deposit intangibles	340	145	1,068	483
Other components of net periodic pension expense	29	7	86	21
Other expenses	2,253	2,372	6,520	6,474
Total noninterest expenses	20,379	18,130	70,031	52,129
Income before income tax expense	28,136	22,004	67,046	48,824
Income tax expense	6,440	2,102	14,434	7,144
Net income	$21,696	$19,902	$52,612	$41,680

Earnings per common share:
Basic	$0.61	$0.62	$1.49	$1.30
Diluted	0.61	0.61	1.48	1.29

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$21,696	$19,902	$52,612	$41,680
Other comprehensive income (loss):
Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	2,236	(2,840)	11,821	(9,639)
Tax effect	(584)	729	(3,061)	2,466
Net of tax	1,652	(2,111)	8,760	(7,173)
Reclassification adjustment for realized losses included in net income	279	-	280	-
Tax effect	(62)	-	(62)	-
Net of tax	217	-	218	-
Unrealized (losses) gains on cash flow hedges	(49)	14	(977)	1,108
Tax effect	27	(5)	309	(312)
Net of tax	(22)	9	(668)	796
Reclassification adjustment for gains included in net income	(204)	-	(563)	-
Tax effect	46	-	125	-
Net of tax	(158)	-	(438)	-
Unrealized pension plan gains and losses:
Unrealized pension plan (losses) gains before reclassifications	-	-	(562)	236
Tax effect	-	-	158	(67)
Net of tax	-	-	(404)	169
Reclassification adjustment for amortization included in net income	90	91	269	274
Tax effect	(26)	(26)	(76)	(77)
Net of tax	64	65	193	197
Total other comprehensive income (loss)	1,753	(2,037)	7,661	(6,011)
Total comprehensive income	$23,449	$17,865	$60,273	$35,669

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended September 30, 2019

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	52,612	-	-	52,612
Other comprehensive income, net of tax	-	-	-	-	-	7,661	7,661
Cash dividends declared on common stock ($0.27 per share)	-	-	-	(9,798)	-	-	(9,798)
Exercise of stock options (28,937 shares)	-	-	265	-	-	-	265
Restricted stock grants (64,459 shares)	-	-	-	-	-	-	-
Net restricted stock units issued (4,904 shares)	-	-	-	-	-	-	-
Repurchase of stock (240,018 shares)	-	-	-	-	(5,175)	-	(5,175)
Net performance units issued (26,517 shares)	-	-	196	-	-	-	196
Stock issued (3,032,496 shares) in acquisition of Greater Hudson Bank	-	56,025	-	-	-	-	56,025
Restricted stock issued (119,008 shares) in acquisition of BoeFly, LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation expense	-	-	1,947	-	-	-	1,947
Balance as of September 30, 2019	$-	$468,571	$20,450	$254,159	$(21,892)	$(1,128)	$720,160

	Three Months Ended September 30, 2019

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of June 30, 2019	$-	$468,571	$19,777	$235,649	$(21,892)	$(2,881)	$699,224
Net income	-	-	-	21,696	-	-	21,696
Other comprehensive income, net of tax	-	-	-	-	-	1,753	1,753
Cash dividends declared on common stock ($0.09 per share)	-	-	-	(3,186)	-	-	(3,186)
Restricted stock grants (11,979 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	673	-	-	-	673
Balance as of September 30, 2019	$-	$468,571	$20,450	$254,159	$(21,892)	$(1,128)	$720,160

(continued)

	Nine Months Ended September 30, 2018

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437
Reclassification of stranded tax effects (ASU 2018-02) (see Note 8)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01 (see Note 8)	-	-	-	(55)	-	55	-
Net income	-	-	-	41,680	-	-	41,680
Other comprehensive loss, net of tax	-	-	-	-	-	(6,011)	(6,011)
Cash dividends declared on common stock ($0.225 per share)	-	-	-	(7,258)	-	-	(7,258)
Exercise of stock options (102,378) shares)	-	-	524	-	-	-	524
Restricted stock grants (23,018 shares)	-	-	-	-	-	-	-
Net performance units issued (42,672 shares)	-	-	(819)	-	-	-	(819)
Stock-based compensation expense	-	-	1,318	-	-	-	1,318
Balance as of September 30, 2018	$-	$412,546	$14,625	$195,101	$(16,717)	$(10,684)	$594,871

	Three Months Ended September 30, 2018

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of June 30, 2018	$-	$412,546	$13,756	$177,619	$(16,717)	$(8,647)	$578,557
Net income	-	-	-	19,902	-	-	19,902
Other comprehensive income, net of tax	-	-	-	-	-	(2,037)	(2,037)
Cash dividends declared on common stock ($0.075 per share)	-	-	-	(2,420)	-	-	(2,420)
Exercise of stock options (55,881 shares)	-	-	272	-	-	-	272
Stock-based compensation expense	-	-	597	-	-	-	597
Balance as of September 30, 2018	$-	$412,546	$14,625	$195,101	$(16,717)	$(10,684)	$594,871

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$52,612	$41,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,333	2,336
Provision for loan losses	7,600	20,000
Amortization of intangibles	1,068	483
Net accretion of loans	(3,790)	(969)
Accretion on bank premises	(65)	(46)
Accretion on deposits	(917)	(46)
Amortization (accretion) on borrowings	166	(98)
Stock-based compensation expense	2,143	499
Losses on sales of investment securities, net	280	-
(Gains) losses on equity securities, net	(340)	325
Gains on sales of loans held-for-sale, net	(343)	(31)
Loans originated for resale	(11,807)	(2,206)
Proceeds from sale of loans held-for sale	10,552	2,337
Net loss on sale of other real estate owned	-	192
Loss on extinguishment of debt	1,047	-
Increase in cash surrender value of bank owned life insurance	(2,570)	(1,715)
Amortization of premiums and accretion of discounts on investments securities, net	3,069	2,577
Amortization of subordinated debt issuance costs	246	250
Increase in accrued interest receivable	(376)	(2,220)
Net change in operating leases	1,359	-
Decrease in other assets	2,483	42
(Decrease) increase in other liabilities	(1,396)	3,945
Net cash provided by operating activities	63,354	67,335
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(203,494)	(114,457)
Sales	183,728	-
Maturities, calls and principal repayments	136,375	115,757
Sales of equity securities	569	-
Net redemptions of restricted investment in bank stocks	3,190	1,011
Payments on loans held-for-sale	-	159
Net increase in loans	(239,012)	(283,283)
Purchases of premises and equipment	(1,336)	(1,629)
Purchases of bank owned life insurance	(10,000)	-
Proceeds from sale of other real estate owned	-	884
Cash and cash equivalents acquired in acquisition	13,741	-
Cash consideration paid in acquisition	(2,530)	-
Net cash used in investing activities	(118,769)	(281,558)
Cash flows from financing activities
Net increase in deposits	243,949	193,683
Increase in subordinated debentures	-	73,525
Advances of Federal Home Loan Bank (“FHLB”) borrowings	1,576,000	1,256,000
Repayments of FHLB borrowings	(1,728,944)	(1,296,000)
Repurchase of stock	(5,175)	-
Cash dividends paid on common stock	(9,037)	(7,243)
Proceeds from exercise of stock options	265	524
Net cash provided by financing activities	77,058	220,489
Net change in cash and cash equivalents	21,643	6,266
Cash and cash equivalents at beginning of period	172,366	149,582
Cash and cash equivalents at end of period	$194,009	$155,848
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$67,443	$40,200
Income taxes	13,199	2,507
Supplemental disclosures of noncash investing activities
Transfer of loans to other real estate owned	$907	$538
Transfer of loans held-for-investment to loans held-for-sale	31,647	21,236
Transfer of loans held-for-sale to held-for-investment	-	45,552
Business combinations:
Fair value of net assets acquired, net of cash and cash equivalents	$534,146	$-
Fair value of liabilities assumed	488,475	-

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Operations and Principles of Consolidation

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey online business lending marketplace).

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other interim period. The Company’s 2018 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

As previously disclosed, the Company has formed a CECL committee which has assessed our data and system needs. The Company has engaged third-party vendors to assist in analyzing our data and developing a CECL model. The Company, in conjunction with these vendors, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our loss history. We recently completed reconciliation, testing and validation of our historical data, including balances, charge-offs and recoveries for the last 5 years. We have identified distinct loan segments and are in the process of evaluating and reviewing loss drivers, data fits and modeling. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

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

The acquisition of GHB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $10.3 million and a core deposit intangible of $5.1 million. The assets acquired and liabilities assumed and consideration paid in the acquisition of GHB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through January 2, 2020, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. As of September 30, 2019 there were no changes to the provisional fair value adjustments recorded on January 2, 2019.

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

Direct acquisition and integration costs of the GHB acquisition were expensed as incurred. These items were recorded as merger-related expenses on the consolidated statement of income. During the three months and nine months ended September 30, 2019, merger expenses related to the GHB acquisition were $-0- and $7.6 million, respectively.

BoeFly, LLC

On May 31, 2019, ConnectOne Bank, through a wholly owned subsidiary, completed the acquisition of certain assets of New York/Boston-based BoeFly, LLC, which operates an online business lending marketplace connecting small- to medium-sized businesses, largely related to the franchise business sector, with lenders and professional loan brokers across the United States. The business will operate as BoeFly, Inc., a wholly owned subsidiary of ConnectOne Bank, and is expected to generate fee income and small business lending opportunities for the Bank. The consideration exchanged was a combination of cash, restricted stock and a potential cash earn-out based on predefined business origination targets. The Company recorded $6.3 million as goodwill on its consolidated statement of condition as of the acquisition date. The acquisition of the assets of BoeFly, LLC were not material to the results of operations or financial condition of the Company.

Direct acquisition and integration costs of the BoeFly, LLC acquisition were expensed as incurred. These items were recorded as merger-related expenses on the consolidated statement of income. Merger expenses related to the BoeFly, LLC acquisition were $0.3 million for both the three and nine months ended September 30, 2019.

Pending Acquisition with Bancorp of New Jersey, Inc.

On August 15, 2019, Parent Corporation and Bancorp of New Jersey, Inc., a New Jersey corporation (“BKJ”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which BKJ will merge with and into Parent Corporation (the “Merger”). The Merger Agreement was approved by the Boards of Directors of each of Parent Corporation and BKJ at meetings held on August 15, 2019. Following the Merger, BKJ’s wholly owned bank subsidiary, Bank of New Jersey, will merge with and into the Bank, with the Bank as the surviving bank (the “Bank Merger” and, together with the Merger, the “Transaction”). Under the terms of the Merger Agreement, shareholders of BKJ will have the opportunity to elect to receive either $16.25 or 0.780 of a share of Parent Corporation’s common stock for each share of BKJ common stock, subject to proration and allocation procedures set forth in the Merger Agreement. Closing of the Merger is subject to customary conditions, including, among others, approval of the Merger Agreement by shareholders of BKJ and Parent Corporation, receipt of required regulatory approvals, and approval for listing on NASDAQ with respect to the Parent Corporation common stock to be issued in the Merger. The Merger is expected to close in the first quarter of 2020.

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except for per share data)
	2019	2018	2019	2018
Net income	$21,696	$19,902	$52,612	$41,680
Earnings allocated to participating securities	(117)	(42)	(176)	(98)
Income attributable to common stock	$21,579	$19,860	$52,436	$41,582

Weighted average common shares outstanding, including participating securities	35,307	32,167	35,317	32,127
Weighted average participating securities	(141)	(25)	(65)	(34)
Weighted average common shares outstanding	35,166	32,142	35,252	32,093
Incremental shares from assumed conversions of options, performance units and non-participating restricted shares	97	177	82	220
Weighted average common and equivalent shares outstanding	35,263	32,319	35,334	32,313

Earnings per common share:
Basic	$0.61	$0.62	$1.49	$1.30
Diluted	0.61	0.61	1.48	1.29

There were no antidilutive share equivalents as of September 30, 2019 and September 30, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following table summarizes the amortized cost and fair value of securities available-for-sale at September 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$23,712	$824	$(1)	$24,535
Residential mortgage pass-through securities	215,378	1,286	(859)	215,805
Commercial mortgage pass-through securities	5,017	73	-	5,090
Obligations of U.S. states and political subdivisions	140,870	3,222	(436)	143,656
Corporate bonds and notes	28,135	308	(193)	28,250
Asset-backed securities	6,132	3	(41)	6,094
Certificates of deposit	148	2	-	150
Other securities	2,269	-	-	2,269
Total securities available-for-sale	$421,661	$5,718	$(1,530)	$425,849

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$45,509	$51	$(605)	$44,955
Residential mortgage pass-through securities	189,721	85	(4,602)	185,204
Commercial mortgage pass-through securities	3,919	-	(45)	3,874
Obligations of U.S. states and political subdivisions	141,496	1,091	(3,402)	139,185
Corporate bonds and notes	26,308	45	(540)	25,813
Asset-backed securities	9,685	22	(16)	9,691
Certificates of deposit	319	3	-	322
Other securities	2,990	-	-	2,990
Total securities available-for-sale	$419,947	$1,297	$(9,210)	$412,034

Investment securities having a carrying value of approximately $119.6 million and $151.5 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following table presents information for investments in securities available-for-sale at September 30, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	September 30, 2019
	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$4,309	$4,333
Due after one year through five years	28,344	28,503
Due after five years through ten years	24,060	24,757
Due after ten years	142,284	145,092
Residential mortgage pass-through securities	215,378	215,804
Commercial mortgage pass-through securities	5,017	5,091
Other securities	2,269	2,269
Total securities available-for-sale	$421,661	$425,849

Gross gains and losses from the sales of securities for periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2019	2018	2019	2018
Proceeds	$33,432	$-	$183,728	$-

Gross gains on sales of securities	1	-	401	-
Gross losses on sales of securities	(280)	-	(681)	-
Net losses on sales of securities	(279)	-	(280)	-
Tax provision on net losses	62	-	62	-

Net losses on sales of securities, after tax	$(217)	$-	$(218)	$-

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Securities Available-For-Sale – (continued)

Temporarily Impaired Securities

The Company does not believe that any of the unrealized losses, which were comprised of 49 and 148 securities as of September 30, 2019 and December 31, 2018, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, and asset-backed securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. No corporate issuers have defaulted on interest payments. The declines in fair value are due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not OTTI at September 30, 2019 and at December 31, 2018.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Securities Available-For-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$95	$(1)	$-	$-	$95	$(1)
Residential mortgage pass-through securities	110,586	(859)	47,169	(210)	63,417	(649)
Obligations of U.S. states and political subdivisions	31,550	(436)	4,054	-	27,496	(436)
Corporate bonds and notes	5,286	(193)	2,462	(38)	2,824	(155)
Asset-backed securities	5,316	(41)	2,427	(7)	2,889	(34)
Total temporarily impaired securities	$152,833	$(1,530)	$56,112	$(255)	$96,721	$(1,275)

	December 31, 2018
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$35,472	$(605)	$810	$(1)	$34,662	$(604)
Residential mortgage pass-through securities	178,365	(4,602)	42,040	(393)	136,325	(4,209)
Commercial mortgage pass-through securities	3,874	(45)	-	-	3,874	(45)
Obligations of U.S. states and political subdivisions	64,367	(3,402)	7,765	(21)	56,602	(3,381)
Corporate bonds and notes	15,534	(540)	7,767	(133)	7,767	(407)
Asset-backed securities	3,957	(16)	2,219	(11)	1,738	(5)
Total Temporarily Impaired Securities	$301,569	$(9,210)	$60,601	$(559)	$240,968	$(8,651)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives – (continued)

Interest rate swaps were entered into on June 4, 2019 and August 6, 2019 each with a notional amount of $50 million and in April 13, 2017, August 24, 2015, and December 30, 2014 each with a respective notional amount of $25 million and were designated as cash flow hedges of an FHLB advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2019, December 31, 2018 and September 30, 2018 are presented in the following table.

	September 30, 2019	December 31, 2018	September 30, 2018
	(dollars in thousands)
Notional amount	$175,000	$75,000	$100,000
Weighted average pay rates	1.83%	1.70%	1.68%
Weighted average receive rates	2.53%	2.19%	2.12%
Weighted average maturity	1.5 years	2.0 years	1.7 years
Fair value	$(380)	$1,159	$1,906

Interest expense recorded on these swap transactions totaled approximately $(204,000) and $(563,000) for the three and nine months ended September 30, 2019, respectively, and $(173,000) and $(326,000) for the three and nine months ended September 30, 2018, respectively.

Cash Flow Hedge

The following table presents the net gains/losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

	Nine Months Ended September 30, 2019
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(976)	$(563)	$-

	Nine Months Ended September 30, 2018
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$796	$-	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$175,000	$(380)	$75,000	$1,159

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses

Loans receivable - The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Commercial	$1,113,743	$988,758
Commercial real estate	3,030,816	2,778,167
Commercial construction	646,172	465,389
Residential real estate	322,307	309,991
Consumer	2,435	2,594
Gross loans	5,115,473	4,544,899
Net deferred loan fees	(5,002)	(3,807)
Total loans receivable	$5,110,471	$4,541,092

At September 30, 2019 and December 31, 2018, loan balances of approximately $2.5 billion and $2.3 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company's loans held-for-sale portfolio at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Commercial	$2,294	$-
Commercial real estate	29,353	-
Residential real estate	1,598	-
Total carrying amount	$33,245	$-

Purchased Credit-Impaired Loans - The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment in those loans is as follows at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Commercial	$5,459	$2,509
Commercial real estate	1,123	-
	$6,582	$2,509

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during either the three and nine months ended September 30, 2019 and September 30, 2018. There were no reversals from the allowance for loan losses during the three and nine months ended September 30, 2019 and September 30, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
	(dollars in thousands)
Balance at June 30	$1,637	$1,259
Accretion of income	(167)	(63)
Balance at September 30	$1,470	$1,196

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(dollars in thousands)
Balance at January 1	$1,134	$1,387
New loans purchased	1,286	-
Accretion of income	(950)	(191)
Balance at September 30	$1,470	$1,196

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans included in loans receivable by loan class as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Commercial	$33,781	$29,340
Commercial real estate	7,529	15,135
Commercial construction	7,101	2,934
Residential real estate	2,910	4,446
Total nonaccrual loans	$51,321	$51,855

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,040,210	$23,219	$50,314	$-	$1,113,743
Commercial real estate	3,007,226	6,418	17,172	-	3,030,816
Commercial construction	629,778	1,918	14,475	-	646,172
Residential real estate	318,754	-	3,553	-	322,307
Consumer	2,434	-	1	-	2,435
Gross loans	$4,998,403	$31,555	$85,515	$-	$5,115,473

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$951,610	$3,371	$33,777	$-	$988,758
Commercial real estate	2,742,989	12,574	22,604	-	2,778,167
Commercial construction	453,598	5,515	6,276	-	465,389
Residential real estate	305,414	-	4,577	-	309,991
Consumer	2,576	-	18	-	2,594
Gross loans	$4,456,187	$21,460	$67,252	$-	$4,544,899

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by segment as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$41,030	$87,716
Commercial real estate	12,136	12,301
Commercial construction	6,079	6,085
Residential real estate	1,533	1,897
Total (no related allowance)	$60,778	$107,999

With an allowance recorded
Commercial real estate	$388	$388	$23
Commercial construction	6,467	6,467	1,339
Residential real estate	264	264	24
Total (with allowance)	$7,119	$7,119	$1,386

Total
Commercial	$41,030	$87,716	$-
Commercial real estate	12,524	12,689	23
Commercial construction	12,546	12,552	1,339
Residential real estate	1,797	2,161	24
Total	$67,897	$115,118	$1,386

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$29,896	$83,596
Commercial real estate	16,839	17,935
Commercial construction	9,240	9,240
Residential real estate	2,209	2,521
Total (no related allowance)	$58,184	$113,292

With an allowance recorded
Commercial real estate	$1,488	$1,488	$7
Residential real estate	260	266	29
	$1,748	$1,754	$36

Total
Commercial	$29,896	$83,596	$-
Commercial real estate	18,327	19,423	7
Commercial construction	9,240	9,240	-
Residential real estate	2,469	2,787	29
Total	$59,932	$115,046	$36

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Impaired loans (no allowance)

Commercial	$41,332	$570	$31,769	$36	$41,731	$733	$39,132	$102
Commercial real estate	12,178	79	21,557	105	12,213	221	21,714	475
Commercial construction	6,044	58	10,297	92	6,047	138	11,718	387
Residential real estate	1,552	-	2,249	-	1,579	19	2,304	-
Total	$61,106	$707	$65,872	$233	$61,570	$1,111	$74,868	$964

Impaired loans (allowance):

Commercial real estate	$392	$-	$8,534	$11	$393	$-	$8,544	$34
Commercial construction	6,439	220	-	-	6,378	220	-	-
Residential real estate	252	9	264	-	255	9	267	-
Total	$7,083	$936	$8,798	$11	$7,026	$229	$8,811	$34

Total impaired loans:

Commercial	$41,332	$570	$31,769	$36	$41,731	$733	$39,132	$102
Commercial real estate	12,570	79	30,091	116	12,606	221	30,258	509
Commercial construction	12,483	278	10,297	92	12,425	358	11,718	387
Residential real estate	1,804	9	2,513	-	1,834	28	2,571	-
Total	$68,189	$936	$74,760	$244	$68,596	$1,340	$83,679	$998

Included in impaired loans at September 30, 2019 and December 31, 2018 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due at September 30, 2019 and December 31, 2018:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$5,812	$1,438	$3,098	$33,781	$44,129	$1,069,614	$1,113,743
Commercial real estate	-	689	-	7,529	8,218	3,022,598	3,030,816
Commercial construction	-	-	-	7,101	7,101	639,071	646,172
Residential real estate	698	-	-	2,910	3,608	318,699	322,307
Consumer	-	-	-	-	-	2,435	2,435
Total	$6,510	$2,127	$3,098	$51,321	$63,056	$5,052,417	$5,115,473

Included in the 90 days or greater past due and still accruing category as of September 30, 2019 are purchased credit-impaired loans, net of fair value marks, which accretes income per the valuation at date of acquisition.

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,673	$-	$1,647	$29,340	$32,660	$956,098	$988,758
Commercial real estate	6,162	1,840	-	15,135	23,137	2,755,030	2,778,167
Commercial construction	2,496	564	-	2,934	5,994	459,395	465,389
Residential real estate	3,455	119	-	4,446	8,020	301,971	309,991
Consumer	-	-	-	-	-	2,594	2,594
Total	$13,786	$2,523	$1,647	$51,855	$69,811	$4,475,088	$4,544,899

Included in the 90 days or greater past due and still accruing category as of December 31, 2018 are purchased credit-impaired loans, net of fair value marks, which accretes income per the valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	September 30, 2019
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$23	$1,339	$24	$-	$-	$1,386
Collectively evaluated for impairment	8,125	19,987	5,836	1,737	4	496	36,185
Acquired portfolio	200	1,000	-	-	-	-	1,200
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,325	$21,010	$7,175	$1,761	$4	$496	$38,771

Gross loans
Individually evaluated for impairment	$41,030	$12,524	$12,545	$1,797	$-		$67,896
Collectively evaluated for impairment	977,895	2,645,903	597,352	276,457	2,162		4,499,769
Acquired portfolio	89,359	371,266	36,275	44,053	273		541,226
Acquired with deteriorated credit quality	5,459	1,123	-	-	-		6,582
Total	$1,113,743	$3,030,816	$646,172	$322,307	$2,435		$5,115,473

	December 31, 2018
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$7	$-	$29	$-	$-	$36
Collectively evaluated for impairment	9,675	17,840	4,519	1,237	2	445	33,718
Acquired portfolio	200	1,000	-	-	-	-	1,200
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Gross loans
Individually evaluated for impairment	$29,896	$18,327	$9,240	$2,469	$-		$59,932
Collectively evaluated for impairment	949,129	2,500,132	456,149	263,449	2,484		4,171,343
Acquired portfolio	7,224	259,708	-	44,073	110		311,115
Acquired with deteriorated credit quality	2,509	-	-	-	-		2,509
Total	$988,758	$2,778,167	$465,389	$309,991	$2,594		$4,544,899

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

	Three Months Ended September 30, 2019
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at June 30, 2019	$8,721	$21,485	$5,542	$1,208	$2	$740	$37,698

Charge-offs	-	(387)	-	(557)	(20)	-	(964)

Recoveries	28	-	-	-	9	-	37

Provision	(424)	(88)	1,633	1,110	13	(244)	2,000

Balance at September 30, 2019	$8,325	$21,010	$7,175	$1,761	$4	$496	$38,771

	Three Months Ended September 30, 2018
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at June 30, 2018	$8,960	$18,221	$4,812	$1,167	$3	$431	$33,594

Charge-offs	-	-	-	-	(6)	-	(6)

Recoveries	56	-	-	-	5	-	61

Provision for loan losses	933	7	(22)	48	1	133	1,100

Balance at September 30, 2018	$9,949	$18,228	$4,790	$1,215	$3	$564	$34,749

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

	Nine Months Ended September 30, 2019
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Charge-offs	-	(3,469)	-	(557)	(20)	-	(4,046)

Recoveries	214	30	-	3	16	-	263

Provision	(1,764)	5,602	2,656	1,049	6	51	7,600

Balance at September 30, 2019	$8,325	$21,010	$7,175	$1,761	$4	$496	$38,771

	Nine Months Ended September 30, 2018
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

Charge-offs	(17,066)	-	-	(18)	(7)	-	(17,091)

Recoveries	87	-	-	-	5	-	92

Provision	18,695	1,116	43	183	4	(41)	20,000

Balance at September 30, 2018	$9,949	$18,228	$4,790	$1,215	$3	$564	$34,749

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Troubled Debt Restructurings

Loans are considered to have been modified in a troubled debt restructuring (“TDRs”) when due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, longer amortization of principal payments, maturity extension, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a troubled debt restructuring remains on nonaccrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan.

At September 30, 2019, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of September 30, 2019, TDRs totaled $51.5 million, of which $31.8 million were on nonaccrual status and $19.7 million were performing under their restructured terms. As of December 31, 2018, TDRs totaled $34.5 million, of which $23.3 million were on nonaccrual status and $11.2 million were performing under their restructured terms. The Company has allocated $1.4 million and $0.1 million of specific allowance as of September 30, 2019 and September 30, 2018, respectively. There were no charge-offs in connection with a loan modification at the time of modification during the three and nine months ended September 30, 2019. There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2019.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:	(dollars in thousands)
Commercial	8	$13,753	$13,753
Commercial real estate	2	2,635	2,635
Commercial construction	3	5,630	5,630

Total	13	$22,018	$22,018

These 13 loan modifications included were maturity extensions.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
TDRs	(dollars in thousands)
Commercial	31	$15,737	$15,737
Commercial real estate	2	209	209
Commercial construction	2	1,839	1,839
Residential real estate	2	454	454

Total	37	$18,239	$18,239

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

		September 30, 2019
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$24,535	$-	$24,535	$-
Residential mortgage pass-through securities	215,805	-	215,805	-
Commercial mortgage pass-through securities	5,090	-	5,090	-
Obligations of U.S. states and political subdivision	143,656	-	134,475	9,181
Corporate bonds and notes	28,250	-	28,250	-
Asset-backed securities	6,094	-	6,094	-
Certificates of deposit	150	-	150	-
Other securities	2,269	2,269	-	-
Total available-for-sale	$425,849	$2,269	$414,399	$9,181

Equity securities	11,231	11,231	-	-
Total assets	$437,080	$13,500	$414,399	$9,181

Liabilities
Derivatives	380	-	380	-
Total liabilities	$380	$-	$380	$-

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019 and during the year ended December 31, 2018.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

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

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Fair value of these loans is determined based on the terms of the loan, such as interest rate, maturity date, reset term, as well as sales of similar assets (Level 3).

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements at September 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	Carrying Value at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$365	$-	$-	$365
Commercial construction	5,128	-	-	5,128
Residential real estate	240	-	-	240

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,481	$-	$-	$1,481
Residential real estate	231	-	-	231

Impaired loans – Collateral dependent impaired loans at September 30, 2019 that required a valuation allowance were $7.1 million with a related valuation allowance of $1.4 million compared to $1.7 million with a related valuation allowance of $36 thousand at December 31, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2019	$9,377
Principal paydowns	(196)
Ending balance, September 30, 2019	$9,181

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2018	$9,632
Principal paydowns	(255)
Ending balance, December 31, 2018	$9,377

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2019

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,181	Discounted cash flows	Discount rate	2.9%

December 31, 2018

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,377	Discounted cash flows	Discount rate	2.9%

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

September 30, 2019	Fair Value	Valuation Techniques	Unobservable Input	Range
Impaired loans:	(dollars in thousands)
Commercial real estate	$365	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% [10%]
Commercial construction	5,128	Sales comparison approach	Adjustment for differences between the comparable sales	-10% to 13% [2%]
Residential real estate	240	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 7% [2%]

December 31, 2018	Fair Value	Valuation Techniques	Unobservable Input	Range
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,481	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 9% [8%]
Residential real estate	231	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 10% [5%]

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2019 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
September 30, 2019
Financial assets:
Cash and due from banks	$194,009	$194,009	$194,009	$-	$-
Securities available-for-sale	425,849	425,849	2,269	414,399	9,181
Investment in restricted stocks	27,946	n/a	n/a	n/a	n/a
Equity securities	11,231	11,231	11,231	-	-
Net loans	5,071,700	5,087,076	-	-	5,087,076
Loans held-for-sale	33,245	33,245	-	1,598	31,647
Accrued interest receivable	21,024	21,024	-	2,262	18,762

Financial liabilities:
Noninterest-bearing deposits	828,190	828,190	828,190	-	-
Interest-bearing deposits	3,923,044	3,935,294	2,349,308	1,585,986	-
Borrowings	512,456	514,331	-	514,331	-
Subordinated debentures	128,802	137,790	-	137,790	-
Derivatives	380	380	-	380	-
Accrued interest payable	4,509	4,509	-	4,509	-

December 31, 2018
Financial assets:
Cash and due from banks	$172,366	$172,366	$172,366	$-	$-
Securities available-for-sale	412,034	412,034	2,990	399,667	9,377
Investment in restricted stocks	31,136	n/a	n/a	n/a	n/a
Equity securities	11,460	11,460	11,460	-	-
Net loans	4,506,138	4,402,878	-	-	4,402,878
Derivatives	1,159	1,159	-	1,159	-
Accrued interest receivable	18,214	18,214	-	2,064	16,150

Financial liabilities:
Noninterest-bearing deposits	768,584	768,584	768,584	-	-
Interest-bearing deposits	3,323,508	3,320,640	1,957,503	1,363,137	-
Borrowings	600,001	598,598	-	598,598	-
Subordinated debentures	128,556	132,426	-	132,426	-
Accrued interest payable	6,764	6,764	-	6,764	-

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

Note 8. Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, unrealized gains (losses) on cash flow hedges, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, each net of taxes.

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Affected Line item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Sale of investment securities available for sale	$(279)	$-	$(280)	$-	Net losses on sale of securities available-for-sale
	62	-	62	-	Income tax benefit
	(217)	-	(218)	-
Net interest income on swaps	204	-	563	-	Borrowings
	(46)	-	(125)	-	Income tax expense
	158	-	438	-
Amortization of pension plan net actuarial losses	(90)	(91)	(269)	(274)	Other components of net periodic pension expense
	26	26	76	77	Income tax benefit
	(64)	(65)	(193)	(197)
Total reclassification	$(123)	$(65)	$(27)	$(197)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive loss at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$3,138	$(5,841)
Cash flow hedge, net of tax	(270)	837
Defined benefit pension and post-retirement plans, net of tax	(3,996)	(3,785)
Total	$(1,128)	$(8,789)

Note 9. Premises and Equipment

The Company leases certain premises and equipment under operating leases. At September 30, 2019, the Company had lease liabilities totaling $17.1 million and right-of-use assets totaling $15.8 million. As of September 30, 2019, the weighted average remaining lease term for operating leases was 7.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.0%. Total lease costs for the three and nine months ended September 30, 2019 was $0.7 million and $2.3 million, respectively.

Rent expense for the three and nine months ended September 30, 2018 prior to adoption of ASU 2016-02, was $0.6 million and $1.6 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

September 30, 2019
(dollars in thousands)
Lease payments due:
Less than 1 year	$3,265
1 year through less than 2 years	2,887
2 years through less than 3 years	2,479
3 years through less than 4 years	2,133
4 years through 5 years	1,870
After 5 years	6,709
Total undiscounted cash flows	19,343
Impact of discounting	(2,195)
Total lease liability	$17,148

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of September 30, 2019. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of September 30, 2019 are approximately 400,593. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $0.7 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.3 million for the three and nine months ended September 30, 2018, respectively.

Activity under the Company’s options for the nine months ended September 30, 2019 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	108,463	$8.35
Granted	-	-
Exercised	(28,937)	8.96
Forfeited/cancelled/expired	-	-
Outstanding at September 30, 2019	79,526	8.13	2.3	$1,119,313
Exercisable at September 30, 2019	79,526	$8.13	2.3	$1,119,313

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for the nine months ended September 30, 2019 was as follows:

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2018	68,428	$23.04
Granted	183,467	21.40
Vested	(52,629)	21.98
Forfeited/cancelled/expired	-	-
Nonvested September 30, 2019	199,266	$21.81

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Stock Based Compensation – (continued)

As of September 30, 2019, there was approximately $1,233,743 of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 2.3 years. A total of 11,979 restricted shares were granted during the three months ended September 30, 2019.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned at December 31, 2018	86,009		$22.06
Awarded	35,636		20.79
Change in estimate	23,375		30.95
Vested	(52,508)		21.26
Unearned at September 30, 2019	92,512	120,212	$24.27

At September 30, 2019, the specific number of shares related to performance units that were expected to vest was 92,512, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At September 30, 2019 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 120,212. A total of 25,991 shares were netted from the vested shares to satisfy tax obligations. The net shares issued from vesting of performance units during the nine months ended September 30, 2019 were 26,517 shares.

At September 30, 2019, compensation cost of approximately $0.8 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.7 years. A total of 35,636 performance units were awarded during the nine months ended September 30, 2019.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned at December 31, 2018	29,423	$31.35
Awarded	53,454	20.79
Vested	(9,808)	21.28
Unearned at September 30, 2019	73,069	$24.98

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the nine months ended September 30, 2019, a total of 4,904 shares were netted out to satisfy tax obligations, resulting in net issuance of 4,904 shares.

At September 30, 2019, compensation cost of approximately $1.4 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.4 years. A total of 53,454 restricted stock units were awarded during the nine months ended September 30, 2019.

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

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
	(dollars in thousands)
Service cost	$-	$-
Interest cost	113	106
Expected return on plan assets	(174)	(190)
Net amortization	90	91
Total periodic pension cost	$29	$7

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(dollars in thousands)
Service cost	$-	$-
Interest cost	339	320
Expected return on plan assets	(522)	(573)
Net amortization	269	274
Total periodic pension cost	$86	$21

Contributions

The Company did not make a contribution to the Pension Trust during the nine months ended September 30, 2019. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2019. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$512,456	2.25%	$600,001	2.59%

By remaining period to maturity:
Less than 1 year	$392,169	2.21%	$405,000	2.57%
1 year through less than 2 years	57,000	2.27%	110,000	2.75%
2 years through less than 3 years	28,338	2.15%	60,000	2.27%
3 years through less than 4 years	32,421	2.82%	-	-
4 years through less than 5 years	-	-	-	-
After 5 years	2,898	2.43%	25,000	2.92%
Total FHLB borrowings	512,826	2.25%	600,000	2.59%
Fair value (discount) premium	(370)		1
FHLB borrowings, net	$512,456		$600,001

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at September 30, 2019 were primarily collateralized by approximately $1.9 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At September 30, 2019 the Company had remaining borrowing capacity of approximately $1.1 billion at FHLB.

In June of 2019, the Corporation extinguished $65 million of FHLBNY advances with a weighted average rate of 3.29 percent and a weighted average maturity of 1.1 years. Of that total $40 million of those extinguished advances were putable at the option of the FHLBNY. A pre-tax prepayment penalty of $1.0 million associated with the extinguishment was recorded to noninterest expense.

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

The Company, using a modified retrospective transition approach, determined that there will neither be a cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 13. Revenue Recognition – (continued)

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months and nine months ended September 30, 2019 and 2018. Items outside of ASC 606 are noted as such.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$354	$222
Other	184	186
Interchange income	199	152
Net gains on sales of loans (1)	278	2
Net gains (losses) on equity securities (1)	79	(157)
Net losses on sale of securities available-for-sale (1)	(279)	-
Wire transfer fees (1)	128	73
Loan servicing fees (1)	216	16
Bank owned life insurance (1)	915	751
Other	35	27
Total noninterest income	$2,109	$1,272

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$947	$590
Other	556	482
Interchange income	558	465
Net gains on sales of loans (1)	343	31
Net gains (losses) on equity securities (1)	340	(325)
Net losses on sale of securities available-for-sale (1)	(280)	-
Wire transfer fees (1)	353	222
Loan servicing fees (1)	313	64
Bank owned life insurance (1)	2,570	2,300
Other	89	70
Total noninterest income	$5,789	$3,899
(1)	Not within scope of ASC 606.

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

Note 14. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2019 was 5.12%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at September 30, 2019 and December 31, 2018.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points. As of September 30, 2019, unamortized costs related to this debt issuance were approximately $136,000.

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of September 30, 2019, unamortized costs related to this debt issuance were approximately $1,217,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 15. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may, under GAAP, be offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements, although the Company has elected to disclose such arrangements on a gross basis on its consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of September 30, 2019 and December 31, 2018:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
September 30, 2019
Liabilities:
Interest rate swaps	$380	$-	$380	$-	$380	$-

December 31, 2018
Assets:
Interest rate swaps	$1,159	$-	$1,159	$-	$-	$1,159

As of December 31, 2018, there was no financial collateral pledged to our interest rate swaps. As these swap positions were not within the contractually agreed upon collateral requirement there was no collateral pledged to, or from, the respective counterparties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2019 and December 31, 2018. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated and (11) the ability to complete, the proposed merger transaction with BKJ (the “BKJ Transaction”) on the proposed terms within the expected timeframe; the risk that the businesses of BKJ and ConnectOne Bancorp will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the BKJ Transaction may not be fully realized within the expected timeframe; revenues following the BKJ Transaction may be lower than expected; and customer and employee relationships and business operations may be disrupted by the BKJ Transaction. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

The assets acquired and liabilities assumed and consideration paid in the acquisition are recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. Our estimates are based upon assumptions that we believe to be reasonable and the Company may use an outside service provider to assist with the valuations.

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

Operating Results Overview

Net income for the three months ended September 30, 2019 amounted to $21.7 million compared to $19.9 million for the comparable three-month period ended September 30, 2018. The Company’s diluted earnings per share were $0.61 for both the three months ended September 30, 2019 and September 30, 2018. The increase in net income was primarily attributable to an increase in net interest income and an increase in other income, offset by increases in provision for loan losses, noninterest expenses and income tax expense. Included in noninterest expense for the three months ended September 30, 2019 was a FDIC small bank assessment credit of $1.3 million.

Net income for the nine months ended September 30, 2019 amounted to $52.6 million compared to $41.7 million for the comparable nine-month period ended September 30, 2018. The Company’s diluted earnings per share were $1.48 for the nine months ended September 30, 2019 as compared with diluted earnings per share of $1.29 for the comparable six-month period ended September 30, 2018. The increase in net income and diluted earnings per share was primarily attributable to an increase in net interest income and a decrease in provision for loan losses, partially offset by increases in noninterest expenses and income tax expense. The increase in net interest income was mainly attributable to loan growth resulting from the GHB acquisition. The increase in noninterest expenses was primarily attributable to merger-related expenses, a loss on extinguishment of debt and an increase in salaries and employee benefits and professional and consulting expenses, partially offset by the aforementioned FDIC credit. The decrease in provision for loan losses was primarily attributable to provisioning related to the taxi medallion portfolio during the three months ended March 31, 2018.

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

Fully taxable equivalent net interest income for the three months ended September 30, 2019 was $48.9 million, an increase of $8.5 million, or 21.0%, from the three months ended September 30, 2018, resulting from an increase in average total interest-earning assets of 27.0%, primarily loans, that resulted from the acquisition of GHB and a widening of the net interest margin of 14 basis-point to 3.44% for the three months ended September 30, 2019 from 3.30% for the three months ended September 30, 2018. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.6 million during the three months ended September 30, 2019 and $0.2 million during the three months ended September 30, 2018. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.33% for the three months ended September 30, 2019, widening by 4 basis-points from 3.29% for the three months ended September 30, 2018. The increase in the adjusted net interest margin was primarily attributable to increased loan portfolio yields, primarily due to an improved loan mix and higher spreads on new business.

Fully taxable equivalent net interest income for the nine months ended September 30, 2019 was $140.5 million, an increase of $22.1 million, or 18.6%, from the nine months ended September 30, 2018, resulting from an increase in total average interest-earning assets of 16.0% due to the acquisition of GHB. Net interest margin was 3.36% for the nine months ended September 30, 2019, widening by 7 basis-points from 3.29% for the nine months ended September 30, 2018. Included in net interest income was accretion and amortization of purchase accounting adjustments of $4.5 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.25% for both the nine months ended September 30, 2019 and September 30, 2018.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2019 and 2018, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rate (8)	Average Balance	Interest Income/ Expense	Average Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$445,492	$3,053	2.72%	$423,566	$3,147	2.95%
Loans receivable and loans held-for-sale (2) (3) (4)	5,127,365	67,068	5.19	4,362,905	51,973	4.73
Federal funds sold and interest-bearing with banks	50,289	278	2.19	42,164	183	1.72
Restricted investment in bank stocks	25,912	502	7.69	28,043	530	7.50
Total interest-earning assets	5,649,058	70,901	4.98	4,856,678	55,833	4.56
Noninterest-earning assets:
Allowance for loan losses	(37,704)			(33,943)
Other noninterest-earning assets	448,059			363,438
Total assets	$6,059,413			$5,186,173

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,598,378	$9,934	2.47	1,296,165	$6,477	1.98
Other interest-bearing deposits	2,300,886	7,416	1.28	1,854,763	4,204	0.90
Total interest-bearing deposits	3,899,264	17,350	1.77	3,150,928	10,681	1.34

Borrowings	467,230	2,754	2.34	531,251	2,839	2.12
Subordinated debentures (5)	128,747	1,843	5.68	128,420	1,831	5.66
Capital lease	2,393	36	5.97	2,554	38	5.90
Total interest-bearing liabilities	4,497,634	21,983	1.94	3,813,153	15,389	1.60

Noninterest-bearing demand deposits	810,247			761,782
Other liabilities	37,530			21,110
Total noninterest-bearing liabilities	847,777			782,892
Stockholders’ equity	714,002			590,128
Total liabilities and stockholders’ equity	$6,059,413			$5,186,173
Net interest income (tax-equivalent basis)		48,918			40,444
Net interest spread (6)			3.04%			2.96%
Net interest margin (7)			3.44%			3.30%
Tax-equivalent adjustment		(512)			(482)
Net interest income		$48,406			$39,962

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)

Average balances are net of debt issuance costs of $1,407 and $1,735 as of September 30, 2019 and September 30, 2018, respectively. Amortization expense related to debt issuance costs included in interest expense was $82 for both the three months ended September 30, 2019 and September 30, 2018.

(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rate (8)	Average Balance	Interest Income/ Expense	Average Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$496,886	$11,361	3.06%	$432,475	$9,200	2.84%
Loans receivable and loans held-for-sale (2) (3) (4)	5,014,324	191,466	5.11	4,294,792	148,994	4.64
Federal funds sold and interest-bearing with banks	54,172	925	2.28	63,506	607	1.28
Restricted investment in bank stocks	28,106	1,369	6.51	30,402	1,517	6.67
Total interest-earning assets	5,593,488	205,121	4.90	4,821,175	160,318	4.45
Noninterest-earning assets:
Allowance for loan losses	(36,873)			(32,915)
Other noninterest-earning assets	433,900			337,509
Total assets	$5,990,515			$5,125,769

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,555,185	$27,603	2.37	$1,261,660	$17,096	1.81
Other interest-bearing deposits	2,420,535	21,695	1.29	1,811,966	10,442	0.77
Total interest-bearing deposits	3,795,720	49,298	1.74	3,073,626	27,538	1.20

Borrowings	518,988	9,647	2.49	591,348	8,856	2.00
Subordinated debentures (5)	128,667	5,533	5.75	124,029	5,345	5.76
Capital lease	2,436	110	6.02	2,588	117	6.04
Total interest-bearing liabilities	4,445,811	64,588	1.94	3,791,591	41,856	1.48

Noninterest-bearing demand deposits	811,689			735,345
Other liabilities	36,508			18,728
Total noninterest-bearing liabilities	848,197			754,073
Stockholders’ equity	696,507			580,105
Total liabilities and stockholders’ equity	$5,990,515			$5,125,769
Net interest income (tax-equivalent basis)		140,533			118,462
Net interest spread (6)			2.96%			2.97%
Net interest margin (7)			3.36%			3.29%
Tax-equivalent adjustment		(1,645)			(1,408)
Net interest income		$138,888			$117,054

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)

Average balances are net of debt issuance costs of $1,529 and $1,730 as of September 30, 2019 and September 30, 2018, respectively. Amortization expense related to debt issuance costs included in interest expense was $164 and $168 for the nine months September 30, 2019 and September 30, 2018, respectively.

(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $2.1 million for the three months ended September 30, 2019, compared with $1.3 million for the three months ended September 30, 2018. Included in noninterest income for the three months ended September 30, 2019 were losses on sales of securities available-for-sale of $0.3 million. Excluding those losses, noninterest income increased $1.1 million from the three months ended September 30, 2018. Noninterest income consists of income on bank owned life insurance (“BOLI”), net gains on sales of loans held-for-sale, deposit service fees, loan fees, net gains on equity securities and other income. The increase from the prior year third quarter was attributable to increases in deposit, loan and other income of $0.4 million, net gains on equity securities $0.2 million, BOLI income of $0.2 million and net gains on sale of loans held-for-sale of $0.3 million. The increase in deposit, loan and other income was mainly attributable to increases in overdraft fees, loan servicing fees, wire transfer fees, and fees related to our BoeFly subsidiary.

Noninterest income totaled $5.8 million for the nine months ended September 30, 2019, compared with $3.9 million for the nine months ended September 30, 2018. Included in noninterest income for the nine months ended September 30, 2019 were losses on sale of securities available-for-sale of $0.3 million. Excluding these losses, noninterest income increased $2.2 million from the nine months ended September 30, 2018. The increase from the prior year comparable period was attributable to increases in deposit, loan and other income of $0.9 million, net gains on equity securities of $0.7 million, BOLI income of $0.3 million and increases in net gains sales of loans held-for-sale of $0.3 million. The increase in deposit, loan and other income was mainly attributable to increases in overdraft fees, loan servicing fees and wire transfer fees.

Noninterest Expenses

Noninterest expenses totaled $20.4 million for the three months ended September 30, 2019, compared to $18.1 million for the three months ended September 30, 2018. Included in noninterest expenses was a FDIC small bank assessment credit for $1.3 million. Excluding this item, noninterest expenses increased $3.6 million from the three months ended September 30, 2018. The increase from the prior year third quarter was primarily attributable to increases in salaries and employee benefits of $2.2 million, professional and consulting expenses of $0.6 million, occupancy and equipment of $0.3 million, and marketing and advertising expenses of $0.3 million. The increases over the prior year third quarter were primarily attributable to the acquisition of GHB.

Noninterest expenses totaled $70.0 million for the nine months ended September 30, 2019, compared to $52.1 million for the nine months ended September 30, 2018. Included in noninterest expenses during the nine months ended September 30, 2019 and September 30, 2018 were $8.1 million and $0.4 million, respectively, in merger-related expenses. Also included in noninterest expenses during the nine months ended September 30, 2019 was $1.0 million related to a loss on extinguishment of debt and a $1.3 million FDIC assessment credit. Excluding these items, noninterest expenses increased $10.5 million from the prior year comparable period. The increase from the prior year comparable period was primarily attributable to increases in salaries and employee benefits of $6.7 million, professional and consulting expenses of $1.6 million, occupancy and equipment of $1.0 million, amortization of core deposit intangibles of $0.6 million and marketing and advertising expenses of $0.3 million. The increases over the prior year comparable period were primarily attributable to the acquisition of GHB.

Income Taxes

Income tax expense was $6.4 million for the three months ended September 30, 2019, compared to $2.1 million for the three months ended September 30, 2018. The increase in income tax expense was primarily attributable to higher income before taxes. The effective tax rate for the three months ended September 30, 2019 and September 30, 2018 was 22.7% and 9.6%, respectively. Included in income tax expense for the third quarter of 2018 were benefits of $1.4 million resulting from Federal and NJ deferred tax asset adjustments.

Income tax expense was $14.4 million for the nine months ended September 30, 2019, compared to $7.1 million for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 21.4% versus 14.6% for the prior-year period. At the present time, the Bank is projecting a 2019 combined federal and state effective tax rate of approximately 22%.

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

	September 30, 2019		December 31, 2018		Amount Increase/ (Decrease)
	Amount	%	Amount	%
	(dollars in thousands)
Commercial	$1,113,743	21.8%	$988,758	21.8%	$124,985
Commercial real estate	3,030,816	59.2	2,778,167	61.1	252,649
Commercial construction	646,172	12.6	465,389	10.2	180,783
Residential real estate	322,307	6.3	309,991	6.8	12,316
Consumer	2,435	0.1	2,594	0.1	(159)
Gross loans	$5,115,473	100.0%	$4,544,899	100.0%	$570,574

At September 30, 2019, gross loans totaled $5.1 billion, an increase of $571 million, or 12.6%, as compared to December 31, 2018. Net loan growth was primarily attributable to the Greater Hudson Bank acquisition, with increases in commercial real estate ($253 million), commercial construction ($181 million), commercial loans ($125 million), and residential real estate and consumer ($12 million). At September 30, 2019, acquired loans within the loan portfolio totaled $550 million, compared to $315 million as of December 31, 2018. The increase was attributable to the Greater Hudson Bank acquisition.

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

Although management uses the best information available, the level of the ALLL remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to increase the ALLL based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the New York metropolitan area. Future adjustments to the ALLL may be necessary due to economic factors impacting New York metropolitan area real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At September 30, 2019, the ALLL was $38.8 million as compared to $35.0 million at December 31, 2018. The provision for loan losses for the three months and nine months ended September 30, 2019 was $2.0 million and $7.6 million, respectively, compared to $1.1 million and $20.0 million for the three and nine months ended September 30, 2018, respectively. Provision for loan losses for the three months ended September 30, 2019 increased by $0.9 million when compared to the prior year third quarter. The increase was primarily attributable to an increase in charge-offs, which totaled $0.9 million for the quarter. The decrease in the provision for loan losses during the nine months ended September 30, 2019 when compared to the comparable prior year period was primarily attributable to $17.0 million of provision related to the taxi medallion loan portfolio for the three months ended March 31, 2018, offset by a $3.0 million provision related to a single loan secured by a commercial office building for the three months ended March 31, 2019.

There were $927 thousand and $(55) thousand in net charge-offs/(recoveries) for the three months ended September 30, 2019 and September 30, 2018, respectively and $3.8 million and $17.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Net charge-offs for the three months ended September 30, 2019 increased $982 thousand from the prior year period. The increase was primarily related to charge-offs of one home equity line of credit for $0.4 million, and two small commercial mortgage loans of $0.5 million. Net charge-offs for the nine months ended September 30, 2018 include a $17.0 million partial charge-off related to the taxi medallion loan portfolio, resulting from a decrease in the transfer values of medallions as reported by the New York City Taxi and Limousine Commission, as well as a reduction in the Company’s cash flow valuation model. Included in net charge-offs for the nine months ended September 30, 2019 was a $2.1 million partial charge-off on a single loan secured by a commercial office building. The ALLL as a percentage of loans receivable amounted to 0.76% at September 30, 2019 compared to 0.77% at December 31, 2018 and 0.78 % at September 30, 2018.

The level of the allowance for the respective periods of 2019 and 2018 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at September 30, 2019 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended September 30,
	2019	2018
	(dollars in thousands)
Average loans at end of period	$5,127,365	$4,362,905

Analysis of the ALLL:
Balance - beginning of quarter	$37,698	$33,594
Charge-offs:
Commercial real estate	(387)	-
Home equity	(557)	-
Consumer	(20)	(6)
Total charge-offs	(964)	(6)
Recoveries:
Commercial	28	56
Residential real estate	-	5
Consumer	9	-
Total recoveries	37	61
Net (charge-offs) recoveries	(927)	55
Provision for loan and losses	2,000	1,100
Balance - end of period	$38,771	$34,749
Ratio of annualized net charge-offs during the period to average loans during the period	0.07%	(0.01)%

Loans receivable	$5,110,471	$4,462,487
ALLL as a percentage of loans receivable	0.76%	0.78%

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Average loans at end of period	$5,014,324	$4,294,792

Analysis of the ALLL:
Balance - beginning of quarter	$34,954	$31,748
Charge-offs:
Commercial	-	(17,066)
Commercial real estate	(3,469)	-
Residential real estate	(557)	(18)
Consumer	(20)	(7)
Total charge-offs	(4,046)	(17,091)
Recoveries:
Commercial	214	87
Commercial real estate	30	-
Residential real estate	3	-
Consumer	16	5
Total recoveries	263	92
Net charge-offs	(3,783)	(16,999)
Provision for loan and losses	7,600	20,000
Balance - end of period	$38,771	$34,749
Ratio of annualized net charge-offs during the period to average loans during the period	0.10%	0.53%

Loans receivable	$5,110,471	$4,462,487
ALLL as a percentage of loans receivable	0.76%	0.78%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Nonaccrual loans	$51,321	$51,855
OREO	907	-
Total nonperforming assets (1)	$52,228	$51,855

Performing TDRs	$19,681	$11,165
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$3,098	$1,647

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	1.00%	1.14%
Nonperforming assets to total assets	0.85%	0.95%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.47%	1.42%

Securities Available-For-Sale

As of September 30, 2019, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, and asset-backed securities. For the quarter ended September 30, 2019, average securities increased by $21.9 million to approximately $445.5 million, or 7.9% of average total interest-earning assets, from approximately $423.6 million, or 8.7% of average interest-earning assets, for the comparable period in 2018.

At September 30, 2019, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $3.1 million as compared with net unrealized losses of $5.8 million at December 31, 2018. The decrease in unrealized losses is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2019 and December 31, 2018, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2019, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.89%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.79%. As of December 31, 2018, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.40%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.21%.

Based on our model, which was run as of September 30, 2019, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 4.60%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.96%. As of December 31, 2018, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.59%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.17%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2019, would decline by 6.70% with an instantaneous rate shock of up 200 basis points, and increase by 3.17% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2018, would decline by 12.01% with an instantaneous rate shock of up 200 basis points, and increase by 3.15% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one year NII sensitivity as of September 30, 2019.

Interest Rates (basis points)	Estimated EVE	Estimated Change in EVE		Interest Rates (basis points)	Estimated NII	Estimated Change in NII
		Amount	%			Amount	%
+300	$624,686	$(74,485)	(10.65)	+300	$197,222	$10,554	5.65
+200	652,328	(46,843)	(6.70)	+200	193,921	7,253	3.89
+100	677,299	(21,872)	(3.13)	+100	190,400	3,732	2.00
0	699,171	-	0.0	0	186,668	-	0.0
-100	721,322	22,151	3.17	-100	183,329	(3,339)	(1.79)

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

At September 30, 2019, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2019, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $509.5 million, which represented 8.3% of total assets and 9.7% of total deposits and borrowings, compared to $441.4 million as of December 31, 2018, which represented 8.1% of total assets and 9.4% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2019, had the ability to borrow $1.9 billion. In addition, at September 30, 2019, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $5.4 million. At September 30, 2019, the Bank had aggregate available and unused credit of approximately $1.1 billion, which represents the aforementioned facilities totaling $1.9 billion net of $887.7 million in outstanding borrowings and letters of credit. At September 30, 2019, outstanding commitments for the Bank to extend credit were approximately $1.1 billion.

Cash and cash equivalents totaled $194.0 million at September 30, 2019, increasing by $21.6 million from $172.4 million at December 31, 2018. Operating activities provided $63.4 million in net cash. Investing activities used $118.8 million in net cash, primarily reflecting an increase in loans and net cash flow and sales from the securities portfolio. Financing activities provided $77.1 million in net cash, primarily reflecting a net increase in deposits, offset by repayments in FHLB borrowings.

Deposits

Total deposits increased by $659 million, or 16.1%, to $4.8 billion at September 30, 2019 from December 31, 2018. The increase was primarily attributable the acquisition of Greater Hudson Bank. The following table sets forth the composition of our deposit base by the periods indicated.

	September 30, 2019		December 31, 2018		Amount Increase/ (Decrease)
	Amount	%	Amount	%	2019 vs. 2018
	(dollars in thousands)
Demand, noninterest-bearing	$828,190	17.4%	$768,584	18.8%	$59,606
Demand, interest-bearing	1,045,615	22.0	845,424	20.7	200,191
Money market	1,143,540	24.1	951,276	23.2	192,264
Savings	160,153	3.4	160,755	3.9	(602)
Time	1,573,736	33.1	1,366,053	33.4	207,683
Total deposits	$4,751,234	100.0%	$4,092,092	100.0%	$659,142

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate at September 30, 2019 was 5.12%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $720 million at September 30, 2019, an increase of $106 million from December 31, 2018. The increase in stockholders’ equity was primarily attributable to the acquisition of Greater Hudson Bank. As of September 30, 2019, the Company’s tangible common equity ratio and tangible book value per share were 9.21% and $15.60, respectively. As of December 31, 2018, the tangible common equity ratio and tangible book value per share were 8.77% and $14.42, respectively. Total goodwill and other intangible assets were approximately $169 million as of September 30, 2019 and $148 million at December 31, 2018.

	September 30, 2019	December 31, 2018
	(dollars in thousands, except for share and per share data)
Stockholders’ equity	$720,160	$613,927
Less: Goodwill and other intangible assets	168,374	147,646
Tangible common stockholders’ equity	$551,786	$466,281
Common stock outstanding at period end	35,364,845	32,328,542
Book value per common share	$20.36	$18.99
Less: Goodwill and other intangible assets	4.76	4.57
Tangible book value per common share	$15.60	$14.42

In March 2019, the Board of Directors of the Company approved a stock repurchase program for up to 1,200,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated stock purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. During the nine months ended September 30, 2019, the Company repurchased a total of 240,018 shares, leaving 959,982 shares remaining for repurchase under the program. There were no stock repurchases during the three months ended September 30, 2019.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2019 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$552,075	9.39%	$235,277	4.00%	N/A	N/A
CET I risk-based ratio	546,920	9.78	251,722	4.50	N/A	N/A
Tier 1 risk-based capital	552,075	9.87	335,630	6.00	N/A	N/A
Total risk-based capital	715,846	12.80	447,506	8.00	N/A	N/A

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$628,232	10.68%	$235,281	4.00%	$294,101	5.00%
CET I risk-based ratio	628,232	11.23	251,715	4.50	363,589	6.50
Tier 1 risk-based capital	628,232	11.23	335,620	6.00	447,494	8.00
Total risk-based capital	699,253	12.50	447,494	8.00	559,367	10.00

N/A - not applicable

As of September 30, 2019, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. Beginning January 1, 2019, the Company and the Bank are required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of September 30, 2019 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 1.37% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.00% above the minimum buffer ratio.

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

Item 1a. Risk Factors

There have been no changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K. Information concerning additional risk factors related to the proposed merger of the Company and BKJ is available in the Company's registration statement on Form S-4 which was filed with the SEC on September 27, 219 and amended on October 16, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Shareholders' Equity”

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2019, by and between ConnectOne Bancorp, Inc. and Bancorp of New Jersey, Inc.(1)

10.1	Form of Voting Agreement executed by all directors of Bancorp of New Jersey, Inc.(1)

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits 2.1 and 10.1 to the Current Report on Form 8-k filed by the Registrant on August 16, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: November 6, 2019		Date: November 6, 2019