Form 10-K
period 2019-12-31
ConnectOne Bancorp, Inc.
filed 2020-03-02
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2019

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

201-816-8900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	CNOB	NASDAQ

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has required to submit and post such files.) YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated filer ☐	Small Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - $736.8 million.

Shares Outstanding on March 2, 2020
Common Stock, no par value: 39,699,929 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2020 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Item 1 - Business – Forward Looking Statements” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

On May 31, 2019, the Company, through the Bank, completed its purchase of New York/Boston-based BoeFly, LLC. BoeFly’s online business lending marketplace helps connect small- to medium-size businesses, primarily franchisors and franchisees, with professional loan brokers and lenders across the United States. BoeFly operates as an independent brand and subsidiary of the Bank.

On January 2, 2020, the Company completed its in-market merger with Bergen County, New Jersey based Bancorp of New Jersey Inc. (“BNJ”), pursuant to which BNJ merged with and into the Company, and BNJ’s bank subsidiary, Bank of New Jersey, merged with and into the Bank. All of BNJ’s offices are located in Bergen County, New Jersey.

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

Except as described above, the Company’s wholly-owned subsidiaries are all included in the Company’s consolidated financial statements. These subsidiaries include BoeFly, an advertising subsidiary, an insurance subsidiary, and various investment subsidiaries which hold, maintain and manage investment assets for the Company. The Company’s subsidiaries also include a real estate investment trust (the “REIT”) which holds a portion of the Company’s real estate loan portfolio. All subsidiaries mentioned above are directly or indirectly wholly owned by the Company, except that the Company owns less than 100% of the preferred stock of the REIT. A real estate investment trust must have 100 or more shareholders. The REIT has issued less than 20% of its outstanding non-voting preferred stock to individuals, primarily Bank personnel and directors.

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

Narrative Description of the Business

ConnectOne is New Jersey/New York metro area commercial bank offering a full suite of deposit and loan products and services to the general public and, in particular, to small and mid-sized businesses, local professionals and individuals residing, working and conducting business in our market area. Our mission is to prove that putting people first is a better way to do business.

Our talented, diverse team of financial experts and relationship specialists understand the demands of a successful business and are prepared to meet them. A big part of the trust we’ve earned from entrepreneurs and business owners stems from our firsthand knowledge of the businesses and communities we serve. That trust extends to the families we help thrive, from helping them refinance their homes to being able to easily access accounts wherever and whenever they’re needed.

While we expect to take an opportunistic approach to acquisitions or mergers with whole institutions, banking offices or lines of business that complement our existing strategy, the bulk of our future growth may be organic. Our goal is to open new offices in the counties contained in our broader market area discussed below, however, we do not believe that we need to establish a physical location in each market that we serve. We believe that advances in technology have created new delivery channels which allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. Our experience has shown that the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

Our Market Area

Our banking offices are located in within a 70-100 mile radius of New York City and span New Jersey, New York City, Queens, Long Island, and the Hudson Valley, including Rockland, Orange and Westchester counties. Our market area includes some of the most affluent markets in the United States.

Products and Services

We derive a majority of our revenue from net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business clients, we provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, Treasury Direct, ACH origination, and mobile banking by phone. In addition, we offer safe deposit boxes. The Bank also offers remote deposit capture banking for business clients, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost.

Noninterest demand deposit products include “Totally Free Checking” and “Simply Better Checking” for retail clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both retail and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors but offer a limited number of preauthorized withdrawals. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 31 days to 60 months and brokered certificates of deposit, which we use for asset liability management purposes and to supplement other sources of funding. CDARS/ICS Reciprocal deposits are offered based on the Bank’s participation in the Promontory Interfinancial Network, LLC network. Clients who are FDIC insurance sensitive are able to place large dollar deposits with the Company and the Company uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the standard dollar amount. Unless certain conditions are satisfied the FDIC currently considers these funds as brokered deposits.

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

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment, and liens on commercial and residential real estate. Included in commercial loans are loans secured by New York City taxi medallions. As of December 31, 2019, the carrying value of our taxi medallion portfolio was $25.0 million. All our taxi medallion loans are secured by New York City taxi medallions.

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on 1-4 family residential real estate and are generally made to existing clients of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a loan policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, Chief Lending Officer and Chief Credit Officer) can approve loans up to $25 million in aggregate loan exposure and which do not exceed 65% of the Legal Lending Limit of the Bank (currently $102.1 million as of December 31, 2019 for most loans), provided that (i) the credit does not involve an exception to policy and a principal balance greater than $7.5 million or $20 million in all credit outstanding to the borrower in the aggregate, (ii) the credit does not exceed certain dollar amount thresholds set forth in our policy, which varies by loan type, and (iii) the credit is not extended to an insider of the Bank. The Board Loan Committee (which includes the Chief Executive Officer and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. To promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($102.1 million) and 25% of the capital base for loans secured by readily marketable collateral ($170.0 million). At December 31, 2019, the Bank’s largest committed relationship (to several affiliated borrowers) totaled $79.4 million. The Bank’s largest single loan outstanding at December 31, 2019 was $31.5 million.

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

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry, as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•

Minimum Capital Requirements. The Dodd-Frank Act required capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. See “Capital Adequacy Guidelines” for a description of capital requirements adopted by U.S. federal banking regulators in 2013 and the treatment of trust preferred securities under such rules.

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

•

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base is no longer based on the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the designated reserve ratio at 2.0%.

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

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. In addition, some of the requirements of the Dodd-Frank Act that were implemented have already been revised. See “Economic Growth, Regulatory Relief and Consumer Protection Act” below. Given the uncertainty associated with the way the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements (which, in turn, could require the Company and the Bank to seek additional capital) or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Economic Growth, Regulatory Relief and Consumer Protection Act.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), adopted in May of 2018, was intended to provide regulatory relief to midsized and regional banks. While many of its provisions are aimed at larger institutions, such as raising the threshold to be considered a systemically important financial institution to $250 billion in assets from $50 billion in assets, many of its provisions will provide regulatory relief to those institutions with $10 billion or more in assets, as well as to those institutions with less than $10 billion in assets. Among other things, the EGRRCPA increased the asset threshold for depository institutions and holding companies to perform stress tests required under Dodd Frank from $10 billion to $250 billion, exempted institutions with less than $10 billion in consolidated assets from the Volcker Rule, raised the threshold for the requirement that publicly traded holding companies have a risk committee from $10 billion in consolidated assets to $50 billion in consolidated assets, directed the federal banking agencies to adopt a “community bank leverage ratio”, applicable to institutions and holding companies with less than $10 billion in assets, and to provide that compliance with the new ratio would be deemed compliance with all capital requirements applicable to the institution or holding company (See “-Capital Adequacy Guidelines”), and provided that residential mortgage loans meeting certain criteria and originated by institutions with less than $10 billion in total assets will be deemed to meet the “ability to repay rule” under the Truth in Lending Act. In addition, the EGRRCPA limited the definition of loans that would be subject to the higher risk weighting applicable to High Volatility Commercial Real Estate.

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

Capital Adequacy Guidelines [CECL phase-in?]

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

•

Common Equity Tier 1 Capital Ratio of 4.5% (the “CET1”);

•

Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and

•

Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, the Company and the Bank will be subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” Under this provision, the Company and the Bank are required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and it increased by 0.625% on each subsequent January 1 until it was fully phased in at 2.5% on January 1, 2019.

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

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Company is planning to adopt the capital transition relief over the permissible three-year period.

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of EGRRCPA discussed above. Under the rule, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements set forth in the New Rules. The new rule takes effect January 1, 2020, and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report for the first quarter of 2020.

A qualifying community banking organization (“QCBO”) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•

a leverage capital ratio of greater than 9.0%;

•

total consolidated assets of less than $10.0 billion;

•

total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and

•

total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two-quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the Basel III requirements as implemented by the New Rules. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital.

The Company and the Bank have elected not to opt into the CBLR.

Federal Deposit Insurance and Premiums

Substantially all the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.0 million and $3.1 million in total FDIC assessments in 2019 and 2018.

The FDIC has a designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits, of 1.35%. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $16 thousand in 2019, as compared to $139 thousand in 2018.

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

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an insured depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of every bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank.

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

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. All such dividends are subject to the laws of the State of New Jersey, the Banking Act, the Federal Deposit Insurance Act (“FDIA”) and the regulation of the Banking Department and of the FDIC.

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

We may need to raise additional capital to execute our growth-oriented business strategy.

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

At December 31, 2019, we had $3.7 billion of commercial real estate loans, including commercial construction loans, which represented 71.6% of loans receivable. Concentrations in commercial real estate are also monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 452% of total risk-based capital.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

Although the economy in our market area generally, and the real estate market in particular, is growing, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate. Many factors, including the exchange rate for the U.S. dollar, potential international trade tariffs, possible virus pandemics and changes in federal tax laws affecting the deductibility of state and local taxes and mortgage interest could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

If we are limited in our ability to originate loans secured by commercial real estate we may face greater risk in our loan portfolio

If, because of our concentration of commercial real estate loans, or for any other reasons, we are limited in our ability to originate loans secured by commercial real estate, we may incur greater risk in our loan portfolio. For example, we are and may seek to further increase our growth rate in commercial and industrial loans, including both secured and unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses and personal guarantees. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and typically include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly, and it may not be as readily saleable if repossessed. Therefore, we may be exposed to greater risk of loss on these credits.

The nature and growth rate of our commercial loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2019, we had $3.0 billion in commercial real estate loans outstanding. Approximately 61% of the loans, or $1.9 billion, had been originated in the past three years. In addition, as part of the GHB merger, we acquired $0.4 billion in loans from GHB. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Our portfolio of loans secured by New York City taxi medallions could expose us to credit losses.

We maintain a credit exposure ($25.0 million carrying value as of December 31, 2019) of loans secured by New York City taxi medallions. The taxi industry in New York City is facing significant competition and pressure from technology-based ride share companies such as Uber and Lyft. This has resulted in volatility in the pricing of medallions, and has impacted the earnings of many medallion holders, including our borrowers. Any further deterioration in the value of New York City taxi medallions, or in the medallion taxi industry in New York City, could expose us to additional losses through additional write downs on these loans.

We expect that the implementation of Current Expected Credit Loss (“CECL”), which will require us to record an allowance for credit losses materially in excess of our existing allowance for loan losses, could cause increased volatility in our financial condition and results of operation.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, CECL, effective for the Company as of January 1, 2020. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, other financial instruments and other commitments to extend credit and provide for the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are probable, which will require us to record an allowance for credit losses as of January 1, 2020 materially in excess of our existing allowance for loan losses, and will greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for credit losses. Although we expect the Bank and the Parent Corporation will continue to meet all capital adequacy requirements to which they are subject following recording of the impact of adoption to stockholders’ equity, future provisioning for expected credit losses under CECL may have a material adverse effect on our financial condition and results of operations.

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

We have also been active in competing for New York and New Jersey governmental and municipal deposits. At December 31, 2019, governmental and municipal deposits accounted for approximately $614.5 million in deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state-owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state-owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

As of December 31, 2019, we had approximately $404.7 million in investment securities, available-for-sale. We may be required to record impairment charges on our investment securities if they suffer a decline in value below their amortized cost basis that is considered credit related. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

We have grown and may continue to grow through acquisitions.

Since January 1, 2019, we have acquired GHB, BoeFly, LLC and BNJ. To be successful as a larger institution, we must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

Future results of operations will depend in large part on our ability to successfully integrate the operations of the acquired institutions and retain the customers of those institutions. If we are unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, and any other institutions that may be acquired in the future, our results of operations may be adversely affected.

In addition, to successfully manage substantial growth, we may need to increase non-interest expenses through additional personnel, leasehold and data processing costs, among others. In order to successfully manage growth, we may need to adopt and effectively implement policies, procedures and controls to maintain credit quality, control costs and oversee our operations. No assurance can be given that we will be successful in this strategy.

We may be challenged to successfully manage our business as a result of the strain on management and operations that may result from growth. The ability to manage growth will depend on our ability to continue to attract, hire and retain skilled employees. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees.

Finally, substantial growth may stress regulatory capital levels, and may require us to raise additional capital. No assurance can be given that we will be able to raise any required capital, or that it will be able to raise capital on terms that are beneficial to stockholders.

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

Hurricanes or other adverse weather or health related events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Hurricanes and other weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses. Finally, health related events, such as a viral pandemic, could adversely affect the business of our customers and our local economies, thereby adversely affecting our results of operations.

We may be adversely affected by changes in U.S. tax laws related to the Tax Cuts and Jobs Act.

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

The changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for loan losses, which would reduce profitability and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company will be subject to heightened regulatory requirements if total assets exceed $10 billion.

The Company’s total assets were $6.2 billion at December 31, 2019 and approximately $7.1 billion at January 2, 2020 after closing on the BNJ acquisition. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, and reduced debit card interchange fees, all of which increase operating costs and reduce earnings.

As the Company approaches $10 billion in total consolidated assets, additional costs have been incurred to prepare for the implementation of these imposed requirements. The Company may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with the new statutory and regulatory requirements under the Dodd-Frank Act. Further, Federal financial regulators may require accelerated actions and investments to prepare for compliance before $10 billion in total consolidated assets is exceeded, and may suspend or delay certain regulatory actions, such as approving a merger agreement, if preparations are deemed inadequate. Upon reaching this threshold, the Company faces the risk of failing to meet these requirements, which may negatively impact results of operations and financial condition. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations would have is unpredictable, these changes could be materially adverse to the Company’s investors.

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

Risks Applicable to the Banking Industry Generally:

Our allowance for loan losses and allowance for credit losses beginning January 1, 2020 may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses and allowance for credit losses beginning January 1, 2020 to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan losses may not be sufficient to cover losses in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance and may require an increase in our allowance for loan losses and allowance for credit losses beginning January 1, 2020.

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2019, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $50.8 million or 7.22%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•

A new independent consumer financial protection bureau was established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, financial institutions with less than $10.0 billion in total assets, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates sixteen banking offices in Bergen County, NJ, consisting of four offices in Fort Lee, two offices in each Englewood Cliffs, Englewood and Hackensack, one office each in Cliffside Park, Cresskill, Haworth, Ridgewood, Saddle River and Woodcliff Lake; five banking offices in Union County, NJ, consisting of two offices in Union Township, and one office each in Springfield Township, Berkeley Heights, and Summit; two banking offices in Morris County, NJ, consisting of one office each in Boonton and Morristown; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Princeton in Mercer County, NJ; one office in Holmdel in Monmouth County, one banking office in the borough of Manhattan in New York City, one office in Melville, Nassau County on Long Island, one in Astoria, Queens and seven branches in the Hudson Valley, including in White Plains and Tarrytown, in Westchester County, New York, Bardonia and Blauvelt, in Rockland County, New York and in Middletown, Monroe and Warwick, in Orange County, New York. The increase in Bergen County branches resulted from branches acquired from the Bank of New Jersey merger. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased locations.

Banking Office Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028
12 East Palisade Avenue, Englewood, NJ	Term expires July 2022
1 Union Avenue, Cresskill, NJ	Term expires June 2026
899 Palisade Avenue, Fort Lee, NJ	Term expires August 2022
142 John Street, Hackensack, NJ	Term expires December 2021
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2024
71 East Allendale Road, Saddle River, NJ	Term expires May 2032
356 Chestnut Street, Union, NJ	Term expires May 2027
104 Ely Place, Boonton, NJ	Term expires August 2021
545 Morris Avenue, Summit, NJ	Term expires February 2024
217 Chestnut Street, Newark, NJ	Term expires December 2024
5914 Park Avenue, West New York, NJ	Term expires September 2023
344 Nassau Street, Princeton, NJ	Term expires July 2022
963 Holmdel Road, Holmdel, NJ	Term expires July 2021
551 Madison Avenue, Suite 202, NY, NY	Term expires October 2028
48 South Service Rd, 2nd Fl, Melville, NY	Term Expires July 2025
36-19 Broadway, Astoria, NY	Term Expires August 2028
485 Schutt Rd, Middletown, NY	Term Expires October 2025
62 Main St., Warwick, NY	Term Expires January 2024
715 Route 304, Bardonia NY (2)	Term Expires August 2028
567 North Broadway, White Plains NY	Term Expires December 2028
360 Route 17M, Monroe NY (3)	Term Expires January 2022; one expires 2025
155 White Plains Rd., Tarrytown NY	Term Expires December 2026
170 East Erie St, Blauvelt NY	Term Expires February 2028
744 E Palisades Ave, Englewood Cliffs, NJ	Term Expires June 2024
204 Main Street, Fort Lee, NJ	Term Expires June 2020
401 Hackensack Avenue, Hackensack, NJ	Term Expires August 2020
458 West Street, Fort Lee, NJ	Term Expires February 2026
104 Grand Avenue, Englewood, NJ	Term Expires October 2021
354 Palisades Avenue, Cliffside Park, NJ	Term Expires July 2021
585 Chestnut Ridge Rd, Woodcliff Lakes, NJ	Term Expires June 2022

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2019, the Company had 549 stockholders of record, excluding beneficial owners for whom Cede & Company or others act as nominees.

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. No repurchases were made of the Company’s common stock during 2018.

In March 2019, the Board of Directors of the Company approved a share repurchase program for up to 1,200,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated share purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the year ended December 31, 2019, the Company repurchased a total of 540,018 shares, leaving 659,982 shares remaining for repurchase under the program.

The following table details share repurchases for the year 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
				1,200,000
First quarter 2019	13,000	$19.16	13,000	1,187,000
Second quarter 2019	227,018	21.64	240,018	959,982
Third quarter 2019	-	-	240,018	959,982
Fourth quarter 2019:
October 2019	-	-	240,018	959,982
November 2019	-	-	240,018	959,982
December 2019	300,000	24.89	540,018	659,982
Total Fourth quarter 2019	300,000	24.89	540,018	659,982

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 20 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2014 through December 31, 2019.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG CONNECTONE BANCORP INC.

NASDAQ AND KBW BANK INDEX

Total Return Performance
275
250
225
200
175
150
125
100
Index Value
ConnectOne Bancorp, Inc.
Nasdaq Composite
KBW Bank Index
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019

Assumes $100 Invested on December 31, 2014, with Dividends Reinvested

Year Ended December 31, 2019

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
ConnectOne Bancorp, Inc.	100.00	99.41	141.16	141.82	102.92	145.65
NASDAQ	100.00	107.11	116.72	151.41	147.16	201.22
KBW Bank Index	100.00	100.49	129.14	153.14	126.02	171.55

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2019 and 2018 and the selected consolidated summary of income data for the years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2017, 2016, 2015 and the selected consolidated summary of income data for the years ended December 31, 2016 and 2015 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	As of or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except share data)
Selected Statement of Financial Condition Data
Total assets	$6,174,032	$5,462,092	$5,108,442	$4,426,348	$4,015,909
Loans receivable	5,113,527	4,541,092	4,171,456	3,475,832	3,099,007
Allowance for loan losses	38,293	34,954	31,748	25,744	26,572
Securities – available-for-sale	404,701	412,034	435,284	353,290	195,770
Securities – held-to-maturity	-	-	-	-	224,056
Goodwill and other intangible assets	168,034	147,646	148,273	148,997	149,817
Borrowings	500,293	600,001	670,077	476,280	671,587
Subordinated debt (net of issuance costs)	128,885	128,556	54,699	54,534	54,343
Deposits	4,767,542	4,092,092	3,795,128	3,344,271	2,790,966
Tangible common stockholders’ equity(1)	563,156	466,281	417,164	325,127	316,277
Total stockholders’ equity	731,190	613,927	565,437	531,032	477,344
Average total assets	6,014,535	5,159,567	4,629,380	4,236,758	3,661,306
Average common stockholders’ equity	705,496	586,727	553,390	491,110	456,036
Dividends
Cash dividends paid on common stock	$12,160	$9,664	$9,612	$9,067	$8,996
Dividend payout ratio	16.57%	16.01%	22.24%	29.19%	21.84%
Cash dividends per common share	$0.36	$0.30	$0.30	$0.30	$0.30

Selected Statement of Income Data
Interest income	$271,484	$216,133	$181,324	$161,241	$140,967
Interest expense	(85,165)	(58,918)	(36,255)	(31,096)	(23,814)
Net interest income	186,319	157,215	145,069	130,145	117,153
Provision for loan losses	(8,100)	(21,100)	(6,000)	(38,700)	(12,605)
Net interest income after provision for loan losses	178,219	136,115	139,069	91,445	104,548
Noninterest income	8,035	5,739	8,204	9,920	11,173
Noninterest expense	(92,228)	(70,720)	(78,759)	(58,507)	(54,484)
Income before income tax expense	94,026	71,134	68,514	42,858	61,237
Income tax expense	(20,631)	(10,782)	(25,294)	(11,776)	(19,926)
Net income	73,395	60,352	43,220	31,082	41,311
Preferred stock dividends	-	-	-	(22)	(112)
Net income available to common stockholders	$73,395	$60,352	$43,220	$31,060	$41,199

(1)

This measure is not recognized under generally accepted accounting principles in the United States (“GAAP”) and is therefore considered to be a non-GAAP financial measure. See –“Non-GAAP Reconciliation Table” for a reconciliation of this measure to its most comparable GAAP measure.

	As of or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except share data)
Per Common Share Data
Basic earnings per share	$2.08	$1.87	$1.35	$1.02	$1.37
Diluted earnings per share	2.07	1.86	1.34	1.01	1.36
Book value per common share	20.85	18.99	17.63	16.62	15.49
Tangible book value per common share(1)	16.06	14.42	13.01	11.96	10.51

Selected Performance Ratios
Return on average assets	1.22%	1.17%	0.93%	0.73%	1.13%
Return on average common stockholders’ equity	10.40	10.29	7.81	6.30	9.03
Return on average tangible common equity(1)	13.61	13.76	10.68	9.09	13.48
Net interest margin	3.35	3.28	3.45	3.38	3.55

Selected Asset Quality Ratios as a % of Loans Receivable:
Nonaccrual loans (excluding loans held-for-sale)	0.97%	1.14%	1.57%	0.16%	0.67%
Loans 90 days or greater past due and still accruing (PCI)	0.06	0.04	0.04	0.15	-
Performing TDRs	0.42	0.21	0.36	0.38	2.77
Allowance for loan losses	0.75	0.77	0.76	0.74	0.86

Nonperforming assets(2) to total assets	0.80%	0.95%	1.29%	1.57%	0.58%
Allowance for loan losses to nonaccrual loans (excluding loans held- for-sale	147.0	146.8	168.4	449.0	128.1
Net loan charge-offs to average loans(3)	0.10	0.41	0.00	1.18	0.01

Capital Ratios
Leverage ratio	9.54%	9.34%	8.92%	9.29%	9.07%
Common equity Tier 1 risk-based ratio	9.95	9.75	9.15	9.74	9.14
Risk-based Tier 1 capital ratio	10.04	9.86	9.26	9.87	9.61
Risk-based capital ratio	12.96	13.15	11.04	11.78	11.77
Tangible common equity to tangible assets(1)	9.38	8.77	8.41	8.93	8.18

(1)

These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Reconciliation Table” for a reconciliation of these measurers to their most comparable GAAP measures.

(2)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.
(3)	Charge-offs in 2019, 2018 and 2016 included $1.0 million, $17.0 million and $36.5 million, respectively, related to the taxi medallion portfolio.

Non-GAAP Reconciliation Table

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Tangible common equity and tangible common equity/tangible assets
Common stockholders’ equity	$731,190	$613,927	$565,437	$531,032	$466,094
Less: goodwill and other intangible assets	168,034	147,646	148,273	148,997	149,817
Tangible common stockholders’ equity	$563,156	$466,281	$417,164	$382,035	$316,277

Total assets	$6,174,032	$5,462,092	$5,108,442	$4,426,348	$4,015,909
Less: goodwill and other intangible assets	168,034	147,646	148,273	148,997	149,817
Tangible assets	$6,005,998	$5,314,446	$4,960,169	$4,277,351	$3,866,092

Tangible common equity ratio	9.38%	8.77%	8.41%	8.93%	8.18%

Tangible book value per common share
Book value per common share	$20.85	$18.99	$17.63	$16.62	$15.49
Less: goodwill and other intangible assets	4.79	4.57	4.62	4.66	4.98
Tangible book value per common share	$16.06	$14.42	$13.01	$11.96	$10.51

Return on average tangible common equity
Net income available to common stockholders	$73,395	$60,352	$43,220	$31,060	$41,199

Average common stockholders’ equity	$705,496	$586,727	$553,390	$491,110	$456,036
Less: goodwill and other intangible assets	166,116	147,970	148,649	149,425	150,296
Average tangible common stockholders’ equity	$539,380	$438,757	$404,741	$341,685	$305,740

Return on average common stockholders’ equity	10.40%	10.29%	7.81%	6.32%	9.03%

Return on average tangible common stockholders’ equity	13.61%	13.76%	10.68%	9.09%	13.48%

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

Goodwill

The Company has adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2019, 2018 and 2017.

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

General

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2019 and 2018 and results of operations for each of the years in the three-year period ended December 31, 2019. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income for the year ended December 31, 2019 was $73.4 million, an increase of $13.0 million, or 21.6%, compared to net income of $60.4 million for 2018. Diluted earnings per share were $2.07 for 2019, an 11.3% increase from $1.86 for 2018.

The change in net income from 2018 to 2019 was attributable to the following:

•

Increased net interest income of $29.1 million primarily due to the acquisition of GHB.

•

Decreased provision for loan losses of $13.0 million primarily due to $17.0 million increase in specific reserves (then concurrently charged-off) within the taxi medallion loan portfolio in 2018.

•

Increase in noninterest income of $2.6 million primarily resulting from an increase in deposit, loan, and other income, which included higher overdrafts fees, and income related to the operations of BoeFly.

•

Increase in noninterest expenses of $21.8 million, primarily due to an increase in salaries and employee benefits of $9.6 million, merger expenses of $7.6 million and professional and consulting expenses of $1.9 million. The increases are mainly attributable to the acquisition of GHB.

•

Increase in income tax expense of $9.8 million resulting primarily from an increase in income from taxable sources.

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

Net Interest Income

Fully taxable equivalent net interest income for 2019 totaled $188.0 million, an increase of $28.8 million, or 18.1%, from 2018. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 15.7% to $5.6 billion and a widening of 7 basis-points in the net interest margin. The widening of the net interest margin was mainly attributable to higher interest-earning assets, specifically rate and volume of loans, offset by higher cost of funds. Average total loans, which includes loans held-for-sale, increased by 16.6% to $5.0 billion in 2019 from $4.3 billion in 2018. The increase in average total loans is primarily attributable to the acquisition of GHB.

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

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2019, 2018 and 2017 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2019			2018			2017
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1)(2)	$478,478	$13,885	2.90%	$432,780	$12,629	2.92%	$393,144	$12,290	3.13%
Loans (2) (3) (4)	5,049,458	256,299	5.08%	4,330,874	202,578	4.68%	3,811,922	170,314	4.47%
Federal funds sold and interest-earning deposits with banks	55,819	1,167	2.09%	58,631	839	1.43%	70,527	711	1.01%
Restricted investment in bank stocks	27,389	1,778	6.49%	29,200	2,012	6.89%	27,093	1,421	5.24%
Total interest-earning assets	5,611,144	273,129	4.87%	4,851,485	218,058	4.49%	4,302,686	184,736	4.29%
Noninterest-earning assets:
Allowance for loan losses	(37,433)			(33,449)			(28,276)
Noninterest-earning assets	440,824			341,531			354,970
Total assets	$6,014,535			$5,159,567			$4,629,380

LIABILITIES & STOCKHOLDERS’ EQUITY
Savings, NOW, money market, interest checking	$2,267,812	28,393	1.25%	$1,838,025	15,778	0.86%	$1,773,454	9,502	0.54%

Time deposits	1,549,700	37,177	2.40%	1,278,821	24,158	1.89%	1,015,552	14,168	1.40%
Total interest-bearing deposits	3,817,512	65,570	1.72%	3,116,846	39,936	1.28%	2,789,006	23,670	0.85%

Borrowings	502,314	12,079	2.40%	562,728	11,639	2.07%	529,445	9,178	1.73%
Subordinated debentures (5)	128,708	7,371	5.73%	125,156	7,189	5.74%	54,610	3,245	5.94%
Capital lease obligation	2,414	145	6.01%	2,571	154	5.99%	2,704	162	5.99%
Total interest-bearing liabilities	4,450,948	85,165	1.91%	3,807,301	58,918	1.55%	3,375,765	36,255	1.07%
Noninterest-bearing deposits	819,917			745,548			681,215
Other liabilities	38,174			19,991			19,010
Stockholders’ equity	705,496			586,727			553,390
Total liabilities and stockholders’ equity	$6,014,535			$5,159,567			$4,629,380

Net interest income/interest rate spread (6)		187,964	2.96%		159,140	2.94%		148,481	3.22%
Tax-equivalent adjustment		(1,645)			(1,925)			(3,412)
Net interest income as reported		$186,319			$157,215			$145,069
Net interest margin (7)			3.35%			3.28%			3.45%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 21% federal tax rate for 2019 and 2018 and 35% for 2017.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans and loans held-for-sale.
(5)

Average balances are net of debt issuance costs of $1,447, $1,710 and $545 as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively. Amortization expense related to debt issuance costs included in interest expense were $329, $332 and $165 as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

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

	2019/2018 Increase (Decrease) Due to Change in:			2018/2017 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(dollars in thousands)
Interest income:
Investment securities:	$1,326	$(70)	$1,256	$1,157	$(818)	$339
Loans receivable and loans held- for-sale	36,474	17,247	53,721	24,274	7,990	32,264
Federal funds sold and interest- earnings deposits with banks	(59)	387	328	(170)	298	128
Restricted investment in bank stocks	(118)	(116)	(234)	145	446	591
Total interest income:	$37,623	$17,448	$55,071	$25,406	$7,916	$33,322

Interest expense:
Savings, NOW, money market, interest checking	$5,416	$7,199	$12,615	$554	$5,722	$6,276
Time deposits	6,498	6,521	13,019	4,973	5,017	9,990
Borrowings and subordinated debentures	(1,250)	1,872	622	4,740	1,665	6,405
Capital lease obligation	(9)	-	(9)	(8)	-	(8)
Total interest expense:	$10,655	$15,592	$26,247	$10,259	$12,404	$22,663

Net interest income:	$26,968	$1,856	$28,824	$15,147	$(4,488)	$10,659

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

For the year ended December 31, 2019, the provision for loan losses was $8.1 million, a decrease of $13.0 million, compared to the provision for loan losses of $21.1 million for 2018, due primarily to specific reserves (and concurrent charge-offs) of $17.0 million related to the taxi medallion loans in 2018.

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

With the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. See Note 1b to our audited financial statements included herein.

Noninterest Income

Noninterest income for the full-year 2019 increased by $2.6 million, or 46.8%, to $8.0 million from $5.5 million in 2018. The increase was primarily the result of a $1.4 million increase in deposit, loan and other income. This increase was mainly attributable to higher overdrafts fees and income related to the operations of BoeFly. Increase in net gains on sale of loans held-for-sale of $0.5 million was mainly attributable to increases in mortgage loan sales of $0.3 million and net gains on the sale of a pool of commercial real estate loans during the third quarter 2019 of $0.2 million. Other increases in noninterest income include an increase of $0.4 million in BOLI and increase of $0.6 million in net gains on equity securities, offset by net losses in sales of securities available-for-sale of $0.3 million.

Noninterest income for the full-year 2018 decreased by $2.5 million, or 30.0%, to $5.7 million from $8.2 million in 2017. The decrease was primarily the result of a $1.6 million decrease in net gains on sale of investment securities and a $0.6 million decrease in net gains on sale of loans held-for-sale.

Noninterest Expense

Noninterest expenses for the full-year 2019 increased by $21.8 million, or 30.9%, to $92.2 million from $70.5 million in 2018. The increase was primarily attributable to increases in salaries and employee benefits of $9.6 million, merger expenses of $7.6 million, professional and consulting of $1.9 million, occupancy and equipment of $1.4 million and amortization of core deposit intangibles of $0.8 million. These increases were mainly the result of the acquisition of GHB and BNJ. In addition, the Bank had a loss on extinguishment of debt of $1.0 million during the second quarter of 2019. Lastly, there was a decrease in FDIC expense of $1.1 million that was attributable to the Bank receiving a small bank credit of approximately $1.3 million during the second quarter of 2019.

Noninterest expenses for the full-year 2018 decreased by $8.0 million, or 10.2%, to $70.7 million from $78.8 million in 2017. Included in noninterest expense in 2017 was a $15.6 million valuation allowance for loans held-for-sale related to the Company’s taxi medallion loans. Excluding the valuation allowance, noninterest expenses increased $7.6 million, or 12.0%, from 2017. The balance of the increase was attributable to an increased level of business and staff resulting from organic growth. Salaries and employee benefits increased by $4.7 million, professional and consulting increased by $0.7 million and other expenses increased by $1.5 million. Additionally, $1.3 million in merger expenses were incurred in 2018 as a result of the acquisition of GHB.

Income Taxes

Income tax expense was $20.6 million for 2019 compared to $10.8 million for 2018 and $25.3 million for 2017. The higher level of income tax expense in 2019 when compared to 2018 was primarily attributable to higher income before taxes and the negative impact of recent tax legislation in New Jersey. Income tax expense for 2017 included a $5.6 million charge to adjust the value of deferred tax assets to reflect the lower corporate tax rate, resulting from The Tax Cuts and Jobs Act of 2017 (“the Act”). The lower level of income tax expense in 2018 when compared to 2017 was primarily attributable to the reduction of the federal statutory rate resulting from the Act. The effective tax rates were 21.9% in 2019, 15.2% in 2018 and 36.9% for 2017. Excluding the effect of the $5.6 million charge, the effective tax rate in 2017 was 28.8%.

For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

At December 31, 2019, the Company’s total assets were $6.2 billion, an increase of $712 million from December 31, 2018. Total loans (including loans held-for-sale) were $5.1 billion, an increase of $606 million from December 31, 2018. Deposits were $4.8 billion, an increase of $675 million from December 31, 2018.

At December 31, 2018, the Company’s total assets were $5.5 billion, an increase of $354 million from December 31, 2017. Total loans (including loans held-for-sale) were $4.5 billion, an increase of $345 million from December 31, 2017. Deposits were $4.1 billion, an increase of $297 million from December 31, 2017.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail clients living and working in the Bank’s metropolitan, New York market area consisting of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey, as well as NYC’s five boroughs, and Nassau Rockland, Orange and Westchester counties, in New York. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality client service, competitive rate structures and selective marketing have enabled it to gain market share.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate and are generally made to existing clients of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

During 2019 and 2018, loan portfolio growth was positively impacted in several ways including (i) an increase in demand for small business lines of credit and business term loans as economic conditions remained strong (ii) industry consolidation and lending restrictions involving larger competitors allowing the Bank to gain market share, (iii) an increase in refinancing strategies employed by borrowers during the current low rate environment, and (iv) the Bank’s success in attracting highly experienced commercial loan officers with substantial local market knowledge.

Gross loans at December 31, 2019 totaled $5.1 billion, an increase of $574 million, or 12.6%, over gross loans at December 31, 2018 of $4.5 billion. The increase in gross loans was primarily attributable to the acquisition of GHB.

The largest component of the gross loan portfolio at December 31, 2019 and December 31, 2018 was commercial real estate loans. Commercial real estate loans at December 31, 2019 totaled $3.0 billion, an increase of $264 million, or 9.5%, compared to commercial real estate loans at December 31, 2018 of $2.8 billion. Commercial construction loans at December 31, 2019 totaled $623 million, an increase of $158 million, or 33.9%, compared to construction loans at December 31, 2018 of $465 million. Commercial loans totaled $1.1 billion at December 31, 2019, an increase of $141 million, or 14.3%, compared to commercial loans at December 31, 2018 of $989 million.

Residential real estate loans totaled $320 million at December 31, 2019, an increase of $10 million, or 3.2%, compared to residential real estate loans at December 31, 2018 of $310 million. Consumer loans at December 31, 2019 totaled $3.3 million, an increase of $0.1 million, or 28.3%, compared to consumer loans of $2.6 million at December 31, 2018. The growth in our gross loans for 2019 was primarily attributable to the acquisition of GHB.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Commercial	$1,129,661	$988,758	$824,082	$553,576	$570,116
Commercial real estate	3,041,959	2,778,167	2,592,909	2,204,710	1,966,696
Commercial construction	623,326	465,389	483,216	486,228	328,838
Residential real estate	320,020	309,991	271,795	232,547	233,690
Consumer	3,328	2,594	2,808	2,380	2,454
Gross loans	5,118,294	4,544,899	4,174,810	3,479,441	3,101,794
Net deferred (fees) costs	(4,767)	(3,807)	(3,354)	(3,609)	(2,787)
Loans receivable	5,113,527	4,541,092	4,171,456	3,475,832	3,099,007
Allowance for loan losses	(38,293)	(34,954)	(31,748)	(25,744)	(26,572)
Net loans receivable	$5,075,234	$4,506,138	$4,139,708	$3,450,088	$3,072,435

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable rate loans as of December 31, 2019 by remaining contractual maturity.

	At December 31, 2019, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial	$481,147	$339,738	$308,776	$1,129,661
Commercial real estate	257,097	792,511	1,992,351	3,041,959
Commercial construction	503,575	119,751	-	623,326
Residential real estate	7,080	19,964	292,976	320,020
Consumer	3,047	244	37	3,328

Total	$1,251,946	$1,272,208	$2,594,140	$5,118,294
Loans with:
Fixed rates	$334,891	$796,647	$864,116	$1,995,654
Variable rates	917,055	475,561	1,730,024	3,122,640

Total	$1,251,946	$1,272,208	$2,594,140	$5,118,294

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and are classified as impaired. Loans considered to be TDRs can be categorized as nonaccrual or performing. The impairment of a loan can be measured at (1) the fair value of the collateral less costs to sell, if the loan is collateral dependent, (2) at the value of expected future cash flows using the loan’s effective interest rate, or (3) at the loan’s observable market price. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell. Loans that experience minor payment delays and payment shortfalls generally are not classified as impaired.

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

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	December 31,
	2019	2018
(dollars in thousands)
Classified Loans:
Substandard	$82,315	$67,252
Doubtful	-	-
Loss	-	-
Total classified loans	82,315	67,252
Special Mention Loans	37,009	21,460
Total classified and special mention loans	$119,324	$88,712

During the year ended December 31, 2019, “substandard” loans, which include lower credit quality loans which possess higher risk characteristics than “special mention” loans, increased from $67.3 million, or 1.5% of loans receivable, at December 31, 2018 to $82.3 million, or 1.6% of loans receivable, at December 31, 2019. During the year ended December 31, 2019, “special mention” loans increased to $37.0 million, or 0.7% of loans receivable from $21.5 million, or 0.5% of loans receivable, at December 31, 2018. The increase in both substandard and special mention loans is primarily attributable to the acquisition of GHB.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Nonaccrual loans	$49,481	$51,855	$65,613	$5,734	$20,737
Nonaccrual loans (held-for-sale)	-	-	-	63,044	-
OREO	-	-	538	626	2,549
Total nonperforming assets(1)	$49,481	$51,855	$66,151	$69,404	$23,286

Performing TDRs	$21,410	$11,165	$14,920	$13,338	$85,925
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-	$-	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$3,107	$1,647	$1,664	$5,293	$-

(1)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.

Nonaccrual loans (excluding loans held-for-sale) to loans receivable	0.97%	1.14%	1.57%	0.16%	0.67%
Nonperforming assets to total assets	0.80%	0.95%	1.29%	1.57%	0.58%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans(2)	1.44%	1.42%	1.97%	2.48%	3.52%

(2)	Includes loans held-for-sale.

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

At December 31, 2019, the allowance for loan losses was $38.3 million, an increase of $3.3 million, or 9.6%, from $35.0 million as of December 31, 2018. The increase in the allowance for loan losses was primarily attributable to increases in our general reserves due to loan growth, as well as increase in specific reserves. With the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

During the year ended December 31, 2019, the Bank recorded net charge-offs of $4.8 million, compared with net charge-offs of $17.9 million during the year ended December 31, 2018. The allowance for loan losses as a percentage of loans receivable was 0.75% at December 31, 2019 and 0.77% at December 31, 2018. During 2018, the Bank charged-off $17.0 million related to the taxi medallion loan portfolio, which contributed to the large increase in net charge-off activity when compared to the current year. In addition, the Bank also recorded a partial charge-off of $0.9 million in 2018 for one commercial real estate loan that was reported as nonaccrual as of December 31, 2018.

The Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2020. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The Company’s CECL implementation efforts are continuing to focus on completion of model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Based on the Company’s portfolio balances, and forecasted economic conditions as of December 31, 2019, management believes the adoption of the CECL standard could result in an increase to its total current reserves to a range of $50 million to $60 million, as compared to the Company’s current reserve levels of $38.3 million. The estimated increase to the Company's reserve level includes nonaccretable credit marks on PCI loans of approximately $8.4 million, which will be transferred into current reserves at adoption. This preliminary estimate is contingent upon continued validation of our model, testing and refinement of the model methodologies and judgments utilized to determine the estimate. Additionally, the preliminary estimate does not incorporate the impact of the merger with BNJ which closed during the first quarter of 2020.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance at the January 1,	$34,954	$31,748	$25,744	$26,572	$14,160
Charge-offs:
Commercial (1)	1,029	17,066	70	39,343	507
Commercial real estate	3,470	915	155	107	-
Residential real estate	557	23	14	94	-
Consumer	20	7	-	29	31
Total charge-offs	5,076	18,011	239	39,573	538
Recoveries:
Commercial	265	109	178	4	340
Commercial real estate	30	-	51	35	-
Residential real estate	3	2	12	3	2
Consumer	17	6	2	3	3
Total recoveries	315	117	243	45	345
Net charge-offs (recoveries)	4,761	17,894	(4)	39,528	193
Provision for loan losses	8,100	21,100	6,000	38,700	12,605
Balance at end of year	$38,293	$34,954	$31,748	$25,744	$26,572
Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.09%	0.41%	0.00%	1.18%	0.01%
Allowance for loan losses as a percentage of loans receivable at December 31,	0.75%	0.77%	0.76%	0.74%	0.86%

(1) For the years ended December 31, 2019, December 31, 2018 and December 31, 2016, the loan charge-offs within the commercial loan segment were primarily made up of $1.0 million, $17.0 million and $36.7 million in charge-offs related to the taxi medallion portfolio, respectively.

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

	Commercial		Residential Real Estate		Consumer		Unallocated
	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Total Allowance
	(dollars in thousands)
2019	$36,506	93.7%	$1,685	6.3%	$3	0.1%	$99	$38,293
2018	33,241	93.1%	1,266	6.8%	2	0.1%	445	34,954
2017	30,090	93.4%	1,051	6.5%	2	0.1%	605	31,748
2016	24,005	93.2%	957	6.7%	3	0.1%	779	25,744
2015	25,127	92.4%	977	7.5%	4	0.1%	464	26,572

Investments

For the year ended December 31, 2019, the average volume of investment securities, including equity securities, increased by $45.7 million to approximately $478.5 million or 8.5% of average earning assets, from $432.8 million, or 8.9% of average earning assets, for the year ended December 31, 2019. At December 31, 2019, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. States and Political Subdivision, Corporate Bonds and other debt and equity securities.

During the year ended December 31, 2019, rate related factors decreased investment revenue by $0.1 million, while volume related factors increased investment revenue by $1.3 million. The tax-equivalent yield on investments decreased by 2 basis points to 2.90% from a yield of 2.92% during the year ended December 31, 2018. This was primarily due to over declines in prevailing market rates and investment rates over the course of 2019.

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

At December 31, 2019, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $2.7 million as compared with net unrealized losses of $5.8 million at December 31, 2018. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. For additional information regarding the Company’s investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

During 2019, there were sales totaling $183.7 million from the Company’s available-for-sale portfolio, as compared with no sales in 2018 and $29.5 million in sales in 2017. The gross realized gains or (losses) on securities sold, called or matured amounted to approximately $(0.3) million in 2019 and $1.6 million in 2017, while there were no impairment charges in 2019, 2018 and 2017.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for amortized cost of our investment securities, excluding equity securities, as of December 31, 2019, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$1	3.98%	$-	-%	$-	-%	$27,666	3.08%	$27,667	3.08%	$28,237
Residential Mortgage Pass-through Securities	8	2.61	242	2.80	1,853	2.79	197,508	2.28	199,611	2.28	200,496
Commercial Mortgage Pass-through Securities	-	-	2,955	2.71	-	-	2,040	2.65	4,995	2.69	4,997
Obligations of U.S. States and Political Subdivisions	871	2.84	8,298	3.85	19,685	4.33	105,646	4.31	134,500	4.28	136,519
Corporate Bonds and Notes	3,247	4.10	19,909	3.38	4,986	5.17	-	-	28,142	3.78	28,382
Asset-backed Securities	-	-	-	-	1,576	2.20	4,269	2.46	5,845	2.39	5,780
Certificates of Deposit	-	-	148	2.97	-	-	-	-	148	2.97	150
Other Securities	140	0.25	-	-	-	-	-	-	140	0.25	140
Total Investment Securities	$4,267	3.71%	$31,552	3.43%	$28,100	4.26%	$337,129	2.99%	$401,048	3.12%	$404,701

For information regarding the carrying value of the investment portfolio, see Note 4, Note 17 and Note 22 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity at December 31, 2019. Other securities do not have a contractual maturity and are included in the “Due in 1 year or less” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2019	2018	2017
	(dollars in thousands)
Investment Securities Available-for-Sale:

Federal agency obligations	$28,237	$44,955	$56,022
Residential mortgage pass-through securities	200,496	185,204	181,891
Commercial mortgage pass-through securities	4,997	3,874	4,054
Obligations of U.S. States and political subdivisions	136,519	139,185	131,128
Trust preferred securities	-	-	4,671
Corporate bonds and notes	28,382	25,813	29,693
Asset-backed securities	5,780	9,691	12,050
Certificates of deposit	150	322	625
Equity securities (1)	-	-	11,728
Other securities	140	2,990	3,422
Total	$404,701	$412,034	$435,284

(1)	Beginning January 1, 2018, equity securities were reclassified out of investment securities available-for-sale in conjunction with ASU 2016-01.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2019, and December 31, 2018, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2019, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.55%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.71%. As of December 31, 2018, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.40%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.21%.

Based on our model, which was run as of December 31, 2019, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.86%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.86%. As of December 31, 2018, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.59%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.17%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2019, would decline by 7.2% with an instantaneous rate shock of up 200 basis points, and increase by 3.69% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2018, would decline by 12.01% with an instantaneous rate shock of up 200 basis points, and increase by 3.15% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII as of December 31, 2019.

Interest Rates (basis points)	Estimated EVE	Estimated Change in EVE		Interest Rates (basis points)	Estimated NII	Estimated Change in NII
		Amount	%			Amount	%
+300	$623,042	$(80,336)	(11.42)	+300	$191,975	$5,322	2.85
+200	652,583	(50,795)	(7.22)	+200	189,552	2,899	1.55
+100	679,630	(23,748)	(3.38)	+100	188,399	1,746	0.94
0	703,378	-	0.0	0	186,653	-	0.0
-100	729,344	25,966	3.69	-100	183,453	(3,200)	(1.71)

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

At December 31, 2019, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2019, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $506 million, which represented 8.2% of total assets and 9.6% of total deposits and borrowings, compared to $441.4 million at December 31, 2018, which represented 8.1% of total assets and 9.4% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2019, had the ability to borrow $1.9 billion. In addition, at December 31, 2019, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $5.4 million. At December 31, 2019, the Bank had aggregate available and unused credit of approximately $1.1 billion, which represents the aforementioned facilities totaling $2.0 billion net of $900 million in outstanding borrowings and letters of credit. At December 31, 2019, outstanding commitments for the Bank to extend credit were $1.0 billion.

Cash and cash equivalents totaled $201.5 million on December 31, 2019, increasing by $29.1 million from $172.4 million at December 31, 2018. Operating activities provided $60.7 million in net cash. Investing activities used $102.5 million in net cash, primarily reflecting an increase in loans and net cash flow from the securities portfolio. Financing activities provided $70.9 million in net cash, primarily reflecting a net increase of $260.5 million in deposits, offset by net FHLB repayments of $165.2 million.

Deposits

Deposits are our primary source of funds. Average total deposits increased $775 million, or 20.1% to $4.6 billion in 2019 from $3.9 billion in 2018 and increased $392 million, or 11.3% to $3.9 billion in 2018 from 2017. The increase in total average deposits in 2019 was primarily attributable to both the acquisition of GHB and organic growth, while the increase in 2018 was attributable to organic growth.

The following table sets forth the year-to-date average balances and weighted average rates for various types of deposits for 2019, 2018 and 2017.

	2019		2018		2017
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$819,917	—	$745,548	—	$681,215	—
Demand, interest-bearing & NOW	980,669	1.04%	726,665	0.69%	603,796	0.36%
Money market accounts	1,121,605	1.59%	947,157	1.11%	983,956	0.71%
Savings	165,538	0.24%	164,203	0.17%	185,703	0.16%

Time	1,549,700	2.40%	1,278,821	1.89%	1,015,552	1.40%

Total Deposits	$4,637,429	1.41%	$3,862,394	1.03%	$3,470,221	0.68%

The following table sets forth the distribution of total deposit accounts, by account types for each of the dates indicated.

	December 31, 2019		December 31, 2018
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$861,728	18.1%	$768,584	18.8%
Demand, interest-bearing & NOW	1,079,621	22.6%	845,424	20.7%

Money market accounts	1,108,983	23.3%	951,276	23.2%
Savings	163,489	3.4%	160,755	3.9%

Time	1,553,721	32.6%	1,366,053	33.4%

Total Deposits	$4,767,542	100.00%	$4,092,092	100.00%

The following table summarizes the maturity distribution of time deposits in denomination of $100,000 or more:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
3 months or less	$244,747	$242,889
Over 3 to 6 months	136,167	126,432
Over 6 to 12 months	242,445	185,871
Over 12 months	301,166	221,266

Total	$924,525	$776,458

Federal Home Loan Bank Advances

Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2019, the Company had a net carrying value of $500.3 million in notes outstanding at a weighted average interest rate of 1.96%. As of December 31, 2018, the Company had $600.0 million in notes outstanding at a weighted average interest rate of 2.59%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2019 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
December 31, 2019	(dollars in thousands)
Contractual obligations:
Operating lease obligations	$20,363	$3,681	$5,696	$4,340	$6,646
Other long-term liabilities/long-term debt:

Time Deposits	1,553,721	1,086,493	432,806	34,422	-
Federal Home Loan Bank advances and repurchase agreements	500,293	400,000	72,737	25,000	2,556
Capital lease	2,319	321	641	676	681
Subordinated debentures	128,885	-	-	-	128,885
Total other long-term liabilities/long-term debt	2,185,218	1,486,814	506,184	60,098	132,122
Other commercial commitments – off balance sheet:
Commitments under commercial loans and lines of credit	564,444	367,486	185,802	11,156	-
Home equity and other revolving lines of credit	47,278	13,562	11,177	15,718	6,821
Outstanding commercial mortgage loan commitments	392,225	212,683	179,196	-	346
Standby letters of credit	32,155	29,421	670	2,064	-
Overdraft protection lines	752	448	50	-	254
Total off-balance sheet arrangements and contractual obligations	1,036,854	623,600	376,895	28,938	7,421
Total contractual obligations and other commitments	$3,242,435	$2,114,095	$888,775	$93,376	$146,189

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

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2019 amounted to $563.5 million or 9.5% of average total assets. At December 31, 2018, the Company’s Tier 1 leverage capital amounted to $478.9 million or 9.3% of average total assets. The increase in Tier 1 capital reflects the Company’s retained earnings during 2019 and the acquisition of GHB.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2019, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 10.0%, 10.0% and 13.0%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 16 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate at December 31, 2019 was 4.79%.

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

The Board of Directors and Stockholders of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Exogenous Factors Related to Commercial, Commercial Real Estate, and Commercial Construction Loan Segments

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated allowance for loan losses was $38,293,000 at December 31, 2019, which consisted of the allowance for loans losses allocated to 1) loans individually evaluated for impairment, representing $1,267,000, 2) loans collectively evaluated for impairment (“general component”), representing $35,685,000, and 3) loans acquired, representing $1,242,000, as well as an unallocated allowance for loan losses of $99,000. The general component can be further broken down as the general component related to the commercial, commercial real estate, and commercial construction loan segments of $34,020,000 and the general component related to the residential real estate and consumer segments of $1,665,000. The general component is based on historical loss experience adjusted for current factors. This actual loss experience is supplemented with exogenous factor adjustments based on the risks present for each loan category. Changes in these exogenous factor adjustments related to the commercial, commercial real estate, and commercial construction loan segments could have a material impact on the Company’s financial results.

The general component of the Company’s allowance for loan losses involves consideration of the following exogenous factors: concentrations of credit; delinquency and nonaccrual trends; economic and business conditions including evaluation of the national and regional economies and industries with significant loan concentrations; external factors including legal, regulatory or competitive pressures that may impact the loan portfolio; changes in the experience, ability, or size of the lending staff, management, or board of directors that may impact the loan portfolio; changes in underwriting standards, collection procedures, charge-off practices, or other changes in lending policies and procedures that may impact the loan portfolio; loss and recovery trends; changes in portfolio size and mix; and trends in problem loans. The consideration of these factors contributes significantly to the general component of the allowance for loan losses for the commercial, commercial real estate, and commercial construction loan segments. Management’s analysis of these exogenous factors requires significant judgment, and management’s allocation of exogenous factors relies on a qualitative analysis to determine the quantitative impact the exogenous factors have on the general component for the commercial, commercial real estate, and commercial construction loan segments. We identified auditing management’s analysis and allocation of the exogenous factors to the general component of the allowance for loan losses for the commercial, commercial real estate, and commercial construction loan segments as a critical audit matter as it involved especially subjective auditor judgment.

The primary audit procedures we performed to address this critical audit matter included:

•

Testing the effectiveness of controls over the evaluation of the exogenous factors used to estimate the general component for the commercial, commercial real estate, and commercial construction loan segments, including controls addressing:

◦

Management’s review of the completeness and accuracy of data used as the basis for the adjustments relating to exogenous factors;

◦

Management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative reserve factors and the resulting allocation to the allowance allocated to loans collectively evaluated for impairment; and,

◦

Management’s review of the exogenous factor reserve for mathematical accuracy.

•

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the exogenous factors used to estimate the general component for the commercial, commercial real estate, and commercial construction loan segments which included:

◦

 Evaluation of the completeness and accuracy of data used as a basis for the adjustments relating to exogenous factors;

◦

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of exogenous factors and the resulting allocation to the allowance allocated to loans collectively evaluated for impairment. Among other procedures, our evaluation considered actual charge offs, loan portfolio performance and third-party data, and whether such assumptions were applied consistently period over period;

◦

Analytically evaluating the exogenous factor allocation year over year for reasonableness; and,

◦

Recalculation of the exogenous factor reserve.

Business Combinations – Fair Value of Acquired Non-Credit-Impaired Loans

As described in Note 2 to the consolidated financial statements, on January 2, 2019 the Company completed its acquisition of Greater Hudson Bank. The business combination was accounted under the acquisition method of accounting, with assets acquired and liabilities assumed recorded at fair value as of the acquisition date. The fair value of loans acquired in the acquisition totaled $362,914,000, which included $356,493,000 of non-credit-impaired loans and $6,421,000 of credit-impaired loans. The fair values of loans acquired were estimated based on the value of the expected cash flows, which were projected based on the contractual terms of loans, including both maturity and contractual amortization. Projected cash flows were adjusted for expected losses and prepayments, where appropriate. Expected losses assumptions were developed using peer group loss data. Projected cash flows were then discounted to present value using a discount rate developed based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs and a required return on capital. Changes in these estimates and assumptions could have a significant impact on the fair values of the acquired non-credit-impaired loans. We identified auditing the fair value of acquired non-credit-impaired loans as a critical audit matter as it involved especially subjective auditor judgment.

The primary audit procedures we performed to address this critical audit matter included:

•

Testing the effectiveness of controls over the judgments, assumptions and data used to estimate the fair value of acquired non-credit-impaired loans, including controls addressing:

◦

Management’s evaluation of the reasonableness of the judgments and assumptions used to estimate fair value; and,

◦

Management’s review of the completeness and accuracy of the data used.

•

Substantively testing management’s process, including evaluating their judgments and assumptions, for estimating the fair value of acquired non-credit-impaired loans which included:

◦

Evaluation of the reasonableness of judgments and assumptions used by management;

◦

Evaluation of the completeness and accuracy of the data used; and,

◦

Utilization of a valuation specialist to evaluate the appropriateness of the judgments, assumptions and data used and overall reasonableness of the fair values.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.
New York, New York March 2, 2020

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2019	2018
(in thousands, except share data)
ASSETS
Cash and due from banks	$65,717	$39,161
Interest-bearing deposits with banks	135,766	133,205
Cash and cash equivalents	201,483	172,366

Securities available-for-sale	404,701	412,034
Equity securities	11,185	11,460

Loans held-for-sale	33,250	-

Loans receivable	5,113,527	4,541,092
Less: Allowance for loan losses	38,293	34,954
Net loans receivable	5,075,234	4,506,138

Investment in restricted stock, at cost	27,397	31,136
Bank premises and equipment, net	19,236	19,062
Accrued interest receivable	20,949	18,214
Bank owned life insurance	137,961	113,820
Right of use operating lease assets	15,137	-
Goodwill	162,574	145,909
Core deposit intangibles	5,460	1,737
Other assets	59,465	30,216
Total assets	$6,174,032	$5,462,092
LIABILITIES
Deposits:
Noninterest-bearing	$861,728	$768,584
Interest-bearing	3,905,814	3,323,508
Total deposits	4,767,542	4,092,092
Borrowings	500,293	600,001
Operating lease liabilities	16,449	-
Subordinated debentures	128,885	128,556
Other liabilities	29,673	27,516
Total liabilities	5,442,842	4,848,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 55,000,000 shares; issued 37,676,006 shares at December 31, 2019 and 34,392,464 shares at December 31, 2018; outstanding 35,072,066 shares at December 31, 2019 and 32,328,542 at December 31, 2018	468,571	412,546
Additional paid-in capital	21,344	15,542
Retained earnings	271,782	211,345
Treasury stock, at cost (2,603,940 shares at December 31, 2019 and 2,063,922 shares at December 31, 2018)	(29,360)	(16,717)
Accumulated other comprehensive loss	(1,147)	(8,789)
Total stockholders’ equity	731,190	613,927
Total liabilities and stockholders’ equity	$6,174,032	$5,462,092

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$255,479	$201,524	$168,824
Interest and dividends on investment securities:
Taxable	9,131	8,482	6,799
Tax-exempt	3,929	3,276	3,569
Dividends	1,778	2,012	1,421
Interest on federal funds sold and other short-term investments	1,167	839	711
Total interest income	271,484	216,133	181,324
Interest expense:
Deposits	65,570	39,936	23,670
Borrowings	19,595	18,982	12,585
Total interest expense	85,165	58,918	36,255
Net interest income	186,319	157,215	145,069
Provision for loan losses	8,100	21,100	6,000
Net interest income after provision for loan losses	178,219	136,115	139,069
Noninterest income:
Annuity and insurance commissions	-	-	39
Income on bank owned life insurance	3,484	3,094	3,181
Net gains on sale of loans held-for-sale	512	61	708
Deposit, loan and other income	4,025	2,584	2,680
Net gains (losses) on equity securities	294	(266)	-
Net (losses) gains on sale of investment securities	(280)	-	1,596
Total noninterest income	8,035	5,473	8,204
Noninterest expense:
Salaries and employee benefits	49,021	39,556	34,878
Occupancy and equipment	9,712	8,312	8,163
FDIC insurance	2,011	3,115	3,485
Professional and consulting	5,506	3,568	2,863
Marketing and advertising	1,353	980	996
Data processing	4,503	4,421	4,543
Merger expenses	8,955	1,335	-
Loss on extinguishment of debt	1,047	-	-
Amortization of core deposit intangible	1,408	627	724
Other components of net periodic pension expense	114	28	250
Increase in valuation allowance, loans held-for-sale	-	-	15,592
Other expenses	8,598	8,512	7,265
Total noninterest expenses	92,228	70,454	78,759
Income before income tax expense	94,026	71,134	68,514
Income tax expense	20,631	10,782	25,294
Net income	$73,395	$60,352	$43,220
Earnings per common share:
Basic	$2.08	$1.87	$1.35
Diluted	2.07	1.86	1.34
See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
(dollars in thousands)

Net income	$73,395	$60,352	$43,220
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	11,286	(6,444)	(1,350)
Tax effect	(2,923)	1,638	532
Net of tax	8,363	(4,806)	(818)
Reclassification adjustment for realized losses (gains) included in net income	280	-	(1,596)
Tax effect	(79)	-	579
Net of tax	201	-	(1,017)
Unrealized (losses) gains on cash flow hedges	(755)	825	304
Tax effect	213	(228)	(124)
Net of tax	(542)	597	180
Reclassification adjustment for (gains) losses arising during this period	(677)	(464)	406
Tax effect	190	130	(166)
Net of tax	(487)	(334)	240
Unrealized pension plan (losses) gains:
Unrealized pension plan gains (losses) before reclassifications	(209)	236	(2)
Tax effect	59	(67)	1
Net of tax	(150)	169	(1)
Reclassification adjustment for realized losses included in net income	358	359	412
Tax effect	(101)	(101)	(169)
Net of tax	257	258	243
Total other comprehensive income (loss)	7,642	(4,116)	(1,173)
Total comprehensive income	$81,037	$56,236	$42,047

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands, except share and per share data)
Balance as of December 31, 2016	$-	$412,726	$11,407	$126,462	$(16,717)	$(2,846)	$531,032
Net income	-	-	-	43,220	-	-	43,220
Other comprehensive loss, net of taxes	-	-	-	-	-	(1,173)	(1,173)
Cash dividends declared on common stock ($0.30 per share)	-	-	-	(9,657)	-	-	(9,657)
Issuance costs of common stock	-	(180)	-	-	-	-	(180)
Exercise of stock options (66,389 shares)	-	-	417	-	-	-	417
Restricted stock, net of forfeitures (57,164 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,778	-	-	-	1,778
Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437
Reclassification of stranded tax effects (ASU 2018-02) (see Note 17)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01 (see Note 17)	-	-	-	(55)	-	55	-
Net income	-	-	-	60,352	-	-	60,352
Other comprehensive loss, net of tax	-	-	-	-	-	(4,116)	(4,116)
Cash dividends declared on common stock ($0.30 per share)	-	-	-	(9,686)	-	-	(9,686)
Exercise of stock options (189,992 shares)	-	-	875	-	-	-	875
Restricted stock, net of forfeitures (24,018 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (42,672 shares)	-	-	(819)	-	-	-	(819)
Stock-based compensation expense	-	-	1,884	-	-	-	1,884
Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	73,395	-	-	73,395
Other comprehensive income, net of tax	-	-	-	-	-	7,642	7,642
Cash dividends declared on common stock ($0.36 per share)	-	-	-	(12,958)	-	-	(12,958)
Repurchase of stock (540,018 shares)	-	-	-	-	(12,643)	-	(12,643)
Net shares issued in satisfaction of restricted stock units earned (4,904 shares)	-	-	-	-	-	-	-
Exercise of stock options (38,937 shares)	-	-	360	-	-	-	360
Restricted stock, net of forfeitures (56,772 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (31,425 shares)	-	-	196	-	-	-	196
Stock issued (3,032,496 shares) in acquisition of GHB	-	56,025	-	-	-	-	56,025
Stock issued (119,008 shares) in acquisition of BoeFly, LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation expense	-	-	2,746	-	-	-	2,746
Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$73,395	$60,352	$43,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,053	3,062	3,151
Provision for loan losses	8,100	21,100	6,000
Increase to valuation allowance, loans held-for-sale	-	-	15,592
Amortization of intangibles	1,408	627	724
Net accretion of loans	(5,056)	(1,127)	(2,073)
Accretion on bank premises	(86)	(67)	(74)
Accretion on deposits	(1,149)	(57)	(31)
Amortization (accretion) on borrowings	209	(76)	(203)
Net deferred income tax expense	104	926	3,699
Stock-based compensation	2,942	1,884	1,778
Losses (gains) on sales of investment securities, net	280	-	(1,596)
Change in fair value of equity securities, net	(294)	267	-
Gains on sale of loans held-for-sale, net	(512)	(61)	(708)
Loans originated for resale	(20,499)	(4,121)	(9,083)
Loss on extinguishment of debt	1,047	-	-
Proceeds from sale of loans held-for-sale	21,011	4,552	63,731
Net (gains) losses on disposition of premises and equipment	(8)	26	(8)
Net (gains) losses on sale of other real estate owned	(8)	192	82
Increase in cash surrender value of bank owned life insurance	(3,484)	(3,094)	(2,952)
Amortization of premiums and accretion of discounts on investments securities, net	4,299	3,233	2,631
Amortization of subordinated debt issuance costs	329	332	165
Increase in accrued interest receivable	(301)	(2,744)	(2,505)
Net change in operating leases	1,312	-	-
(Increase) decrease in other assets	(22,619)	(1,134)	5,706
(Decrease) increase in other liabilities	(2,785)	4,988	3,887
Net cash provided by operating activities	60,688	89,060	131,133
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(225,853)	(140,013)	(224,621)
Sales	183,728	-	29,543
Maturities, calls and principal repayments	178,116	141,859	109,104
Net redemptions (purchases) of restricted investment in bank stocks	3,739	2,361	(9,187)
Sales of equity securities	569	-	-
Loans held-for-sale payments	47	159	3,122
Net increase in loans	(243,430)	(362,625)	(714,159)
Purchases of premises and equipment	(1,527)	(2,051)	(2,661)
Purchases of bank owned life insurance	(10,000)	-	(10,000)
Proceeds from life insurance death benefits	-	585	-
Proceeds from sale of premises and equipment	18	1,627	8
Cash and cash equivalents acquired in acquisitions, net	11,211	-	-
Proceeds from sale of other real estate owned	915	884	1,124
Net cash used in investing activities	(102,467)	(357,214)	(817,727)
Cash flows from financing activities
Net increase in deposits	260,489	297,021	450,888
Increase in subordinated debt	-	73,525	-
Advances of FHLB borrowings	2,597,000	1,733,000	1,280,000
Repayments of FHLB borrowings	(2,762,150)	(1,803,000)	(1,071,000)
Repayment of repurchase agreement	-	-	(15,000)
Cash dividends paid on common stock	(12,160)	(9,664)	(9,612)
Issuance cost of common stock	-	-	(180)
Purchase of treasury stock	(12,643)	-	-
Tax benefit of options exercised	-	-	264
Proceeds from exercise of stock options	360	875	417
Net shares issued in satisfaction of performance units earned	-	(819)	-
Net cash provided by financing activities	70,896	290,938	635,777

Net change in cash and cash equivalents	29,117	22,784	(50,817)
Cash and cash equivalents at beginning of period	172,366	149,582	200,399
Cash and cash equivalents at end of period	$201,483	$172,366	$149,582
Supplemental disclosures of cash flow information:

Cash payments for:
Interest paid	$88,522	$55,662	$36,721
Income taxes paid	18,497	9,092	16,205

Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	907	538	1,118
Transfer of loan held-for-sale to loans held-for-investment	-	45,552	54,422
Transfer of loans held-for-investment to loans held-for-sale	33,297	21,236	73,916
Business combinations:
Fair value of net assets acquired, net of cash and cash equivalents	534,146	-	-
Fair value of liabilities assumed	488,475	-	-

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a - Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its thirty other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a - Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premium and discounts and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Loan segments are defined as a group of loans, which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has five segments of loans: commercial, commercial real estate, commercial construction, residential real estate (including home equity) and consumer.

Loans that are 90 days past due are placed on nonaccrual and previously accrued interest is reversed and charged against interest income unless the loans are both well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a - Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

Loans of $250,000 and over are individually evaluated for impairment. If a loan is identified as impaired and the individual test results in an impairment, a portion of the allowance is allocated so that the loan is reported, net, at the fair value of collateral less costs to sell if repayment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate if the loan is dependent on cash flow. Loans with balances less than $250,000 are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a - Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a - Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease team. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company has elected not to recognize leases with original terms of 12 months or less on the consolidated balance sheet.

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

The Company maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Company. Employee 401(k) and profit-sharing plan expense is the amount of matching contributions.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a - Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

Treasury Stock

Subject to limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the year ended December 31, 2019, the Parent Corporation repurchased 540,018 shares under a board-approved share repurchase program. During the years ended December 31, 2018 and 2017, the Parent Corporation did not purchase any of its shares.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary for the years ended December 31, 2019, 2018 and 2017.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a - Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2018 and 2017 to conform to the classifications presented in 2019. Such reclassifications had no impact on net income or stockholders’ equity.

Note 1b –Authoritative Accounting Guidance

Adoption of New Accounting Standards

Effective January 1, 2019, the Company implemented ASU No. 2016-02, “Leases (Topic 842)” (modified by ASU 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842) and ASU 2018-20 – Leases (Topic 842) Narrow – Scope Improvements for Lessors). ASU 206-02 requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. See Note 6 for further information regarding leases.

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

Note 1b. Authoritative Accounting Guidance – (continued)

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

Newly Issued, But Not Yet Effective Accounting Standards

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost.” (modified by ASU 2018-19, ASU 2019-04 and ASU 2019-05). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For SEC filers that are not smaller reporting companies, the amendments in this update are effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt Topic 326, as required, on January 1, 2020.

The Company’s CECL implementation efforts are continuing to focus on completion of model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Based on the Company’s portfolio balances, including the level of acquired loans and nonaccretable credit marks on PCI loans, and forecasted economic conditions as of January 1, 2020, management believes the adoption of the CECL standard will result in a material increase to its total current reserves. However, the ultimate amount of the increase will be contingent upon continued validation of our model, testing and refinement of the model methodologies and judgments utilized to determine the estimate. Based on implementation progress to date, the Company believes the capital adequacy requirements to which it and the Bank are subject to, and its business strategies and practices, will not be materially impacted following the adoption on January 1, 2020.

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

Note 1b. Authoritative Accounting Guidance – (continued)

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

ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 aims to simplify the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets and still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. Although management continues to evaluate the potential impact of ASU 2017-04 on our consolidated financial statements, at this time, we believe the adoption of this standard will not have a significant impact on our consolidated financial statements.

Note 2. Business Combinations

Greater Hudson Bank (“GHB”)

On July 11, 2018, the Company entered into an Agreement and Plan of Merger with GHB, under which GHB would merge with and into ConnectOne Bank, with ConnectOne Bank as the surviving bank. This transaction was completed effective January 2, 2019 (“Merger date”). As part of this merger, the Company acquired seven branch offices located in Rockland, Orange and Westchester Counties, New York. Pursuant to the merger agreement, holders of GHB common stock received 0.245 shares of common stock of ConnectOne with cash paid in lieu of fractional shares.

The acquisition of GHB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $10.3 million and a core deposit intangible of $5.1 million. The assets acquired and liabilities assumed and consideration paid in the acquisition of GHB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Combinations – (continued)

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

As of January 2, 2019
(in thousands)
Consideration paid:
Common stock issued in acquisition	$56,025
Assets acquired:
Cash and cash equivalents	13,741
Securities available-for-sale	121,672
Commercial loans, net	116,525
Commercial real estate loans, net	174,069
Construction loans, net	46,383
Residential loans, net	25,622
Consumer loans, net	315
Premises and equipment, net	1,624
Accrued interest receivable	2,434
Core deposit intangibles	5,131
Other assets	26,650
Total assets acquired	534,166
Liabilities assumed:
Deposits	416,110
Borrowings	64,186
Other liabilities	8,179
Total liabilities assumed	488,475

Net assets acquired	45,691

Goodwill recorded in acquisition	$10,334

The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired by ConnectOne and reflects the economies of scale, increased market share and lending capabilities, greater access to best-in-class banking technology, and related synergies that are expected to result from the acquisition.

Loans acquired in the GHB acquisition were recorded at fair value, and there was no carryover related allowance for loan losses. The fair values of loans acquired from GHB were estimated based on the value of the expected cash flows, which were projected based on the contractual terms of the loans, including both maturity and contractual amortization. The monthly principal and interest cash flows were adjusted for expected losses and prepayments, where appropriate. Expected losses assumptions were developed using peer group loss data. Projected cash flows were then discounted to present value using a discount rate developed based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs and a required return on capital.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combinations – (continued)

The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the GHB acquisition as of the Merger date:

As of January 2, 2019
(in thousands)
Contractually required principal and interest acquisition	$19,874
Contractual cash flows not expected to be collected (non-accretable discount)	(12,167)
Expected cash flows at acquisition	7,707
Interest component of expected cash flows (accretable discount)	(1,286)
Fair value of purchased credit – impaired loans	$6,421

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

Direct acquisition and integration costs of the GHB acquisition were expensed as incurred. These items were recorded as merger-related expenses on the consolidated statement of income. Merger expenses related to the GHB acquisition were $7.6 million for the year ended December 31, 2019.

BoeFly, LLC

On May 31, 2019, ConnectOne Bank, through a wholly owned subsidiary, completed the acquisition of certain assets of New York/Boston-based BoeFly, LLC, which operates an online business lending marketplace connecting small- to medium-sized businesses, largely related to the franchise business sector, with lenders and professional loan brokers across the United States. The business operates as BoeFly, Inc., a wholly owned subsidiary of ConnectOne Bank, and generates fee income and small business lending opportunities for the Bank. The consideration exchanged was a combination of cash, restricted stock and a potential cash earn-out based on predefined business origination targets. The Company recorded $6.3 million as goodwill on its consolidated statement of condition as of the acquisition date. The acquisition of the assets of BoeFly, LLC were not material to the results of operations or financial condition of the Company.

Direct acquisition and integration costs of the BoeFly, LLC acquisition were expensed as incurred. These items were recorded as merger-related expenses on the consolidated statement of income. Merger expenses related to the BoeFly, LLC acquisition were $0.3 million for the year ended December 31, 2019.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Net income available to common stockholders	$73,395	$60,352	$43,220
Earnings allocated to participating securities	(295)	(139)	(141)
Income attributable to common stock	$73,100	$60,213	$43,079
Weighted average common shares outstanding, including participating securities	35,289	32,198	31,943
Weighted average participating securities	(84)	(74)	(41)
Weighted average common shares outstanding	35,205	32,124	31,902
Incremental shares from assumed conversions of options, restricted stock units, performance units and restricted stock	88	233	335
Weighted average common and equivalent shares outstanding	32,293	32,357	32,237
Earnings per common share:
Basic	$2.08	$1.87	$1.35
Diluted	2.07	1.86	1.34

There were no antidilutive common share equivalents as of December 31, 2019, 2018 and 2017.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities

The Company’s investment securities are classified as available-for-sale at December 31, 2019 and December 31, 2018. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2019 and December 31, 2018. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 22 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale at December 31, 2019 and 2018.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2019
Investment securities available-for-sale
Federal agency obligations	$27,667	$612	$(42)	$28,237
Residential mortgage pass-through securities	199,611	1,528	(643)	200,496
Commercial mortgage pass-through securities	4,995	37	(35)	4,997
Obligations of U.S. states and political subdivisions	134,500	2,411	(392)	136,519
Corporate bonds and notes	28,142	285	(45)	28,382
Asset-backed securities	5,845	-	(65)	5,780
Certificates of deposit	148	2	-	150
Other securities	140	-	-	140
Total securities available-for-sale	$401,048	$4,875	$(1,222)	$404,701

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(dollars in thousands)
Investment securities available-for-sale
Federal agency obligations	$45,509	$51	$(605)	$44,955
Residential mortgage pass-through securities	189,721	85	(4,602)	185,204
Commercial mortgage pass-through securities	3,919	-	(45)	3,874
Obligations of U.S. states and political subdivisions	141,496	1,091	(3,402)	139,185
Corporate bonds and notes	26,308	45	(540)	25,813
Asset-backed securities	9,685	22	(16)	9,691
Certificates of deposit	319	3	-	322
Other securities	2,990	-	-	2,990
Total securities available-for-sale	$419,947	$1,297	$(9,210)	$412,034

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

Investment securities having a carrying value of approximately $111.5 million and $151.5 million at December 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale at December 31, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2019
	Amortized Cost	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$4,119	$4,131
Due after one year through five years	28,355	28,644
Due after five years through ten years	26,247	27,000
Due after ten years	137,581	139,293
Residential mortgage pass-through securities	199,611	200,496
Commercial mortgage pass-through securities	4,995	4,997
Other securities	140	140
Total securities available-for-sale	$401,048	$404,701

Gross gains and losses from the sales, calls, and maturities of investment securities for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Proceeds	$183,728	$-	$29,543
Gross gains on sales of investment securities	$401	$-	$1,596
Gross losses on sales of investment securities	(681)	-	-
Net (losses) gains on sales of investment securities	(280)	-	1,596
Tax provision on net gains	79	-	(579)
Net (losses) gains on sales of investment securities, after tax	$(201)	$-	$1,017

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 53 and 148 securities as of December 31, 2019 and December 31, 2018, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, and asset-backed securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018. There were no investments held-to-maturity as of December 31, 2019 and 2018.

	December 31, 2019
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$6,512	$(42)	$6,498	$(42)	$14	$-
Residential mortgage pass-through securities	94,980	(643)	49,154	(179)	45,826	(464)
Commercial mortgage pass-through securities	2,006	(35)	2,006	(35)	-	-
Obligations of U.S. states and political subdivisions	34,775	(392)	10,306	(8)	24,469	(384)
Corporate bonds and notes	5,437	(45)	2,478	(23)	2,959	(22)
Asset-backed securities	5,718	(65)	2,268	(22)	3,450	(43)
Total Temporarily Impaired Securities	$149,428	$(1,222)	$72,710	$(309)	$76,718	$(913)

	December 31, 2018
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$35,472	$(605)	$810	$(1)	$34,662	$(604)
Residential mortgage pass-through securities	178,365	(4,602)	42,040	(393)	136,325	(4,209)
Commercial mortgage pass-through securities	3,874	(45)	-	-	3,874	(45)
Obligations of U.S. states and political subdivisions	64,367	(3,402)	7,765	(21)	56,602	(3,381)
Corporate bonds and notes	15,534	(540)	7,767	(133)	7,767	(407)
Asset-backed securities	3,957	(16)	2,219	(11)	1,738	(5)
Total Temporarily Impaired Securities	$301,569	$(9,210)	$60,601	$(559)	$240,968	$(8,651)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of December 31, 2019 and December 31, 2018:

	2019	2018
	(dollars in thousands)
Commercial	$1,129,661	$988,758
Commercial real estate	3,041,959	2,778,167
Commercial construction	623,326	465,389
Residential real estate	320,020	309,991
Consumer	3,328	2,594
Gross loans	5,118,294	4,544,899
Net deferred fees	(4,767)	(3,807)
Loans receivable	$5,113,527	$4,541,092

At December 31, 2019 and 2018, loan balances of approximately $2.5 billion and $2.3 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

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

•

The Company considers loan classes and loan segments to be one and the same.

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2019 and December 31, 2018:

	2019	2018
	(dollars in thousands)
Commercial	$2,285	$-
Commercial real estate	30,965	-
Total carrying amount	$33,250	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

Purchased Credit-Impaired Loans: The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows as of December 31, 2019 and December 31, 2018.

	2019	2018
	(dollars in thousands)
Commercial	$5,452	$2,509
Commercial real estate	1,101	-
Total carrying amount	$6,553	$2,509

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the years ended December 31, 2019 and 2018. No allowances for loan losses were reversed during 2019 and 2018.

The accretable yield, or income expected to be collected, on the purchased credit-impaired loans above is as follows as of December 31, 2019 and December 31, 2018.

	2019	2018	2017
	(dollars in thousands)
Balance at January 1,	$1,134	$1,387	2,860
New loans purchased	1,286	-	-
Accretion of income	(1,119)	(253)	(1,473)
Balance at December 31,	$1,301	$1,134	$1,387

Loans Receivable on Nonaccrual Status: The following tables present nonaccrual loans included in loans receivable by loan class as of December 31, 2019 and December 31, 2018:

	2019	2018
	(dollars in thousands)
Commercial	$31,455	$29,340
Commercial real estate	8,338	15,135
Commercial construction	6,773	2,934
Residential real estate	2,915	4,446
Consumer	-	-
Total loans receivable on nonaccrual status	$49,481	$51,855

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

The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) at December 31, 2019 and December 31, 2018:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,059,852	$22,159	$47,650	$-	$1,129,661
Commercial real estate	3,014,956	10,301	16,702	-	3,041,959
Commercial construction	604,298	4,609	14,419	-	623,326
Residential real estate	316,476	-	3,544	-	320,020
Consumer	3,328	-	-	-	3,328
Gross loans	$4,998,910	$37,069	$82,315	$-	$5,118,294

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$951,610	$3,371	$33,777	$-	$988,758
Commercial real estate	2,742,989	12,574	22,604	-	2,778,167
Commercial construction	453,598	5,515	6,276	-	465,389
Residential real estate	305,414	-	4,577	-	309,991
Consumer	2,576	-	18	-	2,594
Gross loans	$4,456,187	$21,460	$67,252	$-	$4,544,899

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by class as of and for the years ended December 31, 2019, 2018 and 2017.

	December 31, 2019
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$37,984	$83,225		$39,801	$815
Commercial real estate	15,249	15,467		15,421	428
Commercial construction	8,649	8,649		8,394	332
Residential real estate	1,311	1,463		1,311	-
Consumer	-	-		-	-
Total	$63,193	$108,804		$64,927	$1,575

With An Allowance Recorded
Commercial construction	$3,530	3,530	1,244	3,530	91
Residential real estate	263	263	23	257	11
Total	$3,793	$3,793	1,267	$3,787	$102

Total
Commercial	$37,984	$83,225	$-	$39,801	$815
Commercial real estate	15,249	15,467	-	15,421	428
Commercial construction	12,179	12,179	1,244	11,924	423
Residential real estate	1,574	1,726	23	1,568	11
Consumer	-	-	-	-	-
Total (including related allowance)	$66,986	$112,597	$1,267	$68,714	$1,677

	December 31, 2018
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$29,896	$83,596		$31,721	$66
Commercial real estate	16,839	17,935		17,676	149
Commercial construction	9,240	9,240		11,215	493
Residential real estate	2,209	2,521		2,284	-
Consumer	-	-		-	-
Total	$58,184	$113,292		$62,896	$708

With An Allowance Recorded
Commercial real estate	$1,488	1,488	7	1,511	46
Residential real estate	260	266	29	265	-
Total	$1,748	$1,754	36	$1,776	$46

Total
Commercial	$29,896	$83,596	$-	$31,721	$66
Commercial real estate	18,327	19,423	7	19,187	195
Commercial construction	9,240	9,240	-	11,215	493
Residential real estate	2,469	2,787	29	2,549	-
Consumer	-	-	-	-	-
Total (including related allowance)	$59,932	$115,046	$36	$64,672	$754

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

	December 31, 2017
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$49,761	$101,066		$10,552	$161
Commercial real estate	23,905	23,976		24,099	585
Commercial construction	6,662	6,662		5,509	322
Residential real estate	3,203	3,442		3,255	-
Consumer	-	-		-	-
Total	$83,531	$135,146		$43,415	$1,068

With An Allowance Recorded
Commercial real estate	$1,133	$1,133	$39	$1,152	$51

Total
Commercial	$49,761	$101,066	$-	$10,552	$161
Commercial real estate	25,038	25,109	39	25,251	636
Commercial construction	6,662	6,662	-	5,509	322
Residential real estate	3,203	3,442	-	3,255	-
Consumer	-	-	-	-	-
Total (including related allowance)	$84,664	$136,279	$39	$44,567	$1,119

Included in impaired loans at December 31, 2019 and December 31, 2018 are loans that are deemed troubled debt restructurings. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

Aging Analysis: The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due at December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans Receivable
Commercial	$239	$-	$3,107	$31,455	$34,801	$1,094,860	$1,129,661
Commercial real estate	1,980	490	-	8,338	10,808	3,031,151	3,041,959
Commercial construction	-	-	-	6,773	6,773	616,553	623,326
Residential real estate	3,357	143	-	2,915	6,415	313,605	320,020
Consumer	-	-	-	-	-	3,328	3,328
Total	$5,576	$633	$3,107	$49,481	$58,797	$5,059,497	$5,118,294

Included in the 90 days or greater past due and still accruing category as of December 31, 2019 are purchased credit-impaired loans, net of fair value marks, which accretes income per the valuation at date of acquisition.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	December 31, 2019
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$1,244	$23	$-	$-	$1,267
Collectively evaluated for impairment	8,309	19,967	5,744	1,662	3	99	35,784
Acquired portfolio	40	886	316	-	-	-	1,242
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Gross loans
Individually evaluated for impairment	$37,984	$15,249	$12,179	$1,574	$-		$66,986
Collectively evaluated for impairment	1,011,708	2,669,999	578,620	276,177	3,064		4,539,568
Acquired portfolio	74,517	355,610	32,527	42,269	264		505,187
Acquired with deteriorated credit quality	5,452	1,101	-	-	-		6,553
Total	$1,129,661	$3,041,959	$623,326	$320,020	$3,328		$5,118,294

	December 31, 2018
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$7	$-	$29	$-	$-	$36
Collectively evaluated for impairment	9,675	17,840	4,519	1,237	2	445	33,718
Acquired portfolio	200	1,000	-	-	-	-	1,200
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Gross loans
Individually evaluated for impairment	$29,896	$18,327	$9,240	$2,469	$-		$59,932
Collectively evaluated for impairment	949,129	2,500,132	456,149	263,449	2,484		4,171,343
Acquired portfolio	7,224	259,708	-	44,073	110		311,115
Acquired with deteriorated credit quality	2,509	-	-	-	-		2,509
Total	$988,758	$2,778,167	$465,389	$309,991	$2,594		$4,544,899

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan losses by loan segment is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2019	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954
Loan charge-offs	(1,029)	(3,470)	-	(557)	(20)	-	(5,076)
Recoveries	265	30	-	3	17	-	315

Provision for loan losses	(762)	5,446	2,785	973	4	(346)	8,100
Balance at December 31, 2019	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2018	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748
Loan charge-offs	(17,066)	(915)	-	(23)	(7)	-	(18,011)
Recoveries	109	-	-	2	6	-	117

Provision for loan losses	18,599	2,650	(228)	237	2	(160)	21,100
Balance at December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at January 1, 2017	$6,632	$12,583	$4,789	$958	$3	$779	$25,744
Loan charge-offs	(70)	(155)	-	-	(14)	-	(239)
Recoveries	178	51	-	12	2	-	243

Provision for loan losses	1,493	4,633	(42)	80	10	(174)	6,000
Balance at December 31, 2017	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748

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

At December 31, 2019, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and the Allowance for Loan Losses – (continued)

As of December 31, 2019, TDRs totaled $52.0 million, of which $30.6 million were on nonaccrual status and $21.4 million were performing under their restructured terms. As of December 31, 2018, TDRs totaled $34.5 million, of which $23.3 million were on nonaccrual status and $11.2 million were performing under their restructured terms. The Company has allocated $1.3 million and $-0- million of specific allowance as of December 31, 2019 and December 31, 2018, respectively. There were no charge-offs in connection with a loan modification at the time of modification during the year ended December 31, 2019, 2018 and 2017. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2019.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	11	$14,558	$14,558
Commercial real estate	3	5,863	5,863
Commercial construction	3	5,630	5,630

Total	17	$26,051	$26,051

Included in the commercial loan segment of the troubled debt restructurings is one taxi medallion loan totaling $0.3 million. This taxi medallion loan was on nonaccrual status prior to modification, and will remain on nonaccrual status post-modification. All loan modifications during the year ended December 31, 2019 included interest rate reductions and/or maturity extensions.

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

Included in the commercial loan segment of the troubled debt restructurings are 27 taxi medallion loans totaling $11.2 million. All 27 taxi medallion loans included above were on nonaccrual status prior to modification, and remain on nonaccrual status post-modification. All loan modifications during the year ended December 31, 2018 included interest rate reductions and/or maturity extensions.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2019	2018
	(dollars in thousands)
Land	-	$2,403	$2,403
Buildings	10-25	15,159	15,277
Furniture, fixtures and equipment	3-7	35,637	29,991
Leasehold improvements	10-20	16,842	14,076
Subtotal		70,041	61,747
Less: accumulated depreciation, amortization and fair value adjustments		50,805	42,685
Total premises and equipment, net		$19,236	$19,062

Depreciation and amortization expense of premises and equipment was $3.1 million, $3.1 million and $3.2 million for 2019, 2018 and 2017, respectively.

Finance Leases: The Company acquired a lease agreement for a building under a finance lease. The lease arrangement requires monthly payments through 2028.

The Company has included this lease in premises and equipment as follows:

	2019	2018
	(dollars in thousands)
Finance Lease	$3,408	$3,408
Less: accumulated amortization	1,867	1,696
	$1,541	$1,712

The following is a schedule by year of future minimum lease payments under the finance lease, together with the present value of net minimum lease payments at December 31, 2019 (dollars in thousands):

2020	321
2021	321
2022	321
2023	323
2024	353
Thereafter	1,381
Total minimum lease payments	3,020

Less amount representing interest	700
Present value of net minimum lease payments	$2,320

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment – (continued)

The Company leases certain premises and equipment under operating leases. At December 31, 2019, the Company had lease liabilities totaling $16.4 million and right-of-use assets totaling $15.1 million. As of December 31, 2019, the weighted average remaining lease term for operating leases was 7.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.0%. Total lease costs for the year ended December 31, 2019 was $3.1 million.

Rent expense for both the years ended December 31, 2018 and 2017 prior to adoption of ASU 2016-02, was $2.3 million.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2019
(dollars in thousands)
Lease payments due:
Less than 1 year	$3,223
1 year through less than 2 years	2,787
2 years through less than 3 years	2,302
3 years through less than 4 years	2,080
4 years through 5 years	1,795
After 5 years	6,287
Total undiscounted cash flows	18,474
Impact of discounting	(2,025)
Total lease liability	$16,449

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

Step zero impairment testing is an assessment of qualitative factors that affect the likelihood of impairment. Based upon management’s review, the Company’s intangible assets were not impaired and there has been no impairment through December 31, 2019 Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows:

	2019	2018
	(dollars in thousands)
Balance, January 1	$145,909	$145,909
Acquired goodwill	16,665	-
Impairment	-	-
Balance, December 31	$162,574	$145,909

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Goodwill and Other Intangible Assets – (continued)

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
As of December 31, 2019

Core deposit intangibles	$11,142	$(5,682)	$5,461

As of December 31, 2018

Core deposit intangibles	$6,011	$(4,274)	$1,737

Aggregate amortization expense was approximately $1.4 million, $0.6 million and $0.7 million for 2019, 2018 and 2017, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2020	$1,135
2021	918
2022	768
2023	619
2024	493

Note 8 – Deposits

Time Deposits

As of December 31, 2019 and 2018, the Company’s total time deposits were $1.6 billion and $1.4 billion, respectively. Included in time deposits were brokered time deposits of $399.2 million and $405.6 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the contractual maturities of these time deposits were as follows (dollars in thousands):

2020	$1,086,493
2021	308,622
2022	124,184
2023	31,630
2024	1,732
Sub-Total	$1,552,661
Fair value premium	1,060
Total	$1,553,721

The amount of time deposits with balances of $250,000 or more was $331.6 million and $272.2 million as of December 31, 2019 and 2018, respectively. Included in time deposits with balances of $250,000 or more were brokered time deposits with balances of $250,000 or more of $-0- million and $8.8 million as of December 31, 2019 and 2018, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$500,293	1.96%	$600,001	2.59%

By remaining period to maturity:
Less than 1 year	$400,000	1.84%	$405,000	2.57%
1 year through less than 2 years	62,000	2.26%	110,000	2.75%
2 years through less than 3 years	10,737	2.45%	60,000	2.27%
3 years through less than 4 years	25,000	2.92%	-
4 years through 5 years	-		25,000	2.92%
After 5 Years	2,882	2.43%	-
Total FHLB borrowings	500,619	1.96%	600,000	2.59%
Fair value (discount) premium	(326)		1
FHLB borrowings, net	$500,293		$600,001

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at December 31, 2019 were primarily collateralized by approximately $1.9 billion of commercial mortgage and residential loans, net of required over collateralization amounts, under a blanket lien arrangement. At December 31, 2019 the Company had remaining borrowing capacity of approximately $1.0 billion at FHLB.

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

Repurchase agreements are secured borrowings. The Company pledges investment securities to secure those borrowings. Information concerning repurchase agreements is summarized as follows (dollars in thousands):

	2019	2018	2017
Average daily balance during the year	$-	$-	$6,781
Average interest rate during the year			5.95%
Maximum month-end balance during the year	$-	$-	$15,000
Weighted average interest rate during the year	-	-	5.95%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at December 31, 2019 was 4.79%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at December 31, 2019 and December 31, 2018.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

In June 2015, the Parent Corporation issued $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2019, unamortized costs related to the debt issuance were approximately $0.1 million.

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2018 Notes”). The 2018 Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the 2018 Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of December 31, 2019, unamortized costs related to this debt issuance were approximately $1.2 million.

Note 12 - Income Taxes

The current and deferred amounts of income tax expense for 2019, 2018 and 2017 are as follows (dollars in thousands):

	2019	2018	2017
Current:
Federal	$15,509	$8,902	$21,090
State	5,018	954	505
Subtotal	20,527	9,856	21,595
Deferred:
Federal	916	2,455	3,876
State	(812)	(1,529)	(177)
Subtotal	104	926	3,699
Income tax expense	$20,631	$10,782	$25,294

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

	2019	2018	2017
Income before income tax expense	$94,026	$71,134	$68,514
Federal statutory rate	21%	21%	35
Computed “expected” Federal income tax expense	19,745	14,938	23,980
State tax, net of federal tax benefit	3,436	1,104	213
Impact of the Tax Cuts and Jobs Act	-	(790)	5,623
Impact of “the Bill”	-	(618)	-
Bank owned life insurance	(732)	(650)	(1,113)
Tax-exempt interest and dividends	(2,519)	(1,521)	(2,123)
Tax benefits from stock-based compensation	(27)	(1,100)	(348)
Other, net	728	(581)	(938)
Income tax expense	$20,631	$10,782	$25,294

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2019 and 2018 are presented in the following table:

	2019	2018
	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$11,333	$10,358
Purchase accounting	4,543	307
Pension actuarial losses	-	2,203
New Jersey net operating loss	3,424	2,796
Deferred compensation	1,440	1,234
Unrealized losses on securities and swaps	1,509	1,620
Deferred loan costs, net of fees	20	19
Accrued rent	-	426
Capital lease	230	232
Nonaccrual interest	69	95
Other	2,240	-
Total deferred tax assets	$24,808	$19,290
Deferred tax liabilities
Employee benefit plans	$(2,131)	$(2,167)
Pension actuarial gains	(1,062)	-
Depreciation	(1,146)	(512)
Prepaid expenses	(173)	(185)
Market discount accretion	(32)	(414)
Unrealized gains on securities and swaps	-	(366)
Other	-	(198)
Total deferred tax liabilities	(4,544)	(3,842)
Net deferred tax assets	$20,264	$15,448

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes – (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets for state purposes is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible, while for Federal purposes the deferred tax assets can also be realized through tax carrybacks. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2019 and 2018, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

The Company’s federal income tax returns are open and subject to examination from the 2016 tax return year and forward. The Company’s state income tax returns are generally open from the 2015 and later tax return years based on individual state statutes of limitations.

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

The following table presents information about financial instruments that are eligible for offset as of December 31, 2019 and December 31, 2018:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
December 31, 2019
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(273)	$-	$(273)	$-	$(273)	$-
December 31, 2018
Assets:
Interest rate swaps	$1,159	$-	$1,159	$-	$-	$1,159

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$564,444	$425,189
Home equity and other revolving lines of credit	47,278	39,965
Outstanding commercial mortgage loan commitments	392,225	355,914
Standby letters of credit	32,155	36,141
Overdraft protection lines	752	836
Total	$1,036,854	$858,045

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based upon the information currently available in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Company.

Note 15 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
	(dollars in thousands)
Balance, January 1	$56,903	$56,300
New loans	8,684	5,041
Repayments	(8,178)	(4,438)
Balance, December 31	$57,409	$56,903

Deposits from principal officers, directors, and their affiliates at December 31, 2019 and 2018 were $24.5 million and $39.7 million respectively.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing the Basel Committee on Banking Supervisions’ capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased on by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2019, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2019, and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2019 and 2018, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank			(dollars in thousands)
December 31, 2019
Leverage (Tier 1) capital	$637,824	10.81%	$236,188	4.00%	$295,235	5.00%
Risk-Based Capital:
CET 1	$637,824	11.37%	$252,432	4.50%	$364,625	6.50%
Tier 1	637,824	11.37%	336,577	6.00%	448,769	8.00%
Total	708,367	12.63%	448,769	8.00%	560,961	10.00%

December 31, 2018
Leverage (Tier 1) capital	$552,311	10.78%	$204,973	4.00%	$256,217	5.00%
Risk-Based Capital:
CET 1	$552,311	11.37%	$218,589	4.50%	$315,740	6.50%
Tier 1	552,311	11.37%	291,452	6.00%	388,603	8.00%
Total	619,515	12.75%	388,603	8.00%	485,754	10.00%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders’ Equity and Regulatory Requirements – (continued)

			Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company			(dollars in thousands)
December 31, 2019
Leverage (Tier 1) capital	$563,464	9.54%	$236,259	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$558,309	9.95%	$252,439	4.50%	N/A	N/A
Tier 1	563,464	10.04%	336,586	6.00%	N/A	N/A
Total	726,757	12.96%	448,781	8.00%	N/A	N/A

December 31, 2018
Leverage (Tier 1) capital	$478,876	9.34%	$204,995	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$473,721	9.75%	$218,585	4.50%	N/A	N/A
Tier 1	478,876	9.86%	291,446	6.00%	N/A	N/A
Total	638,830	13.15%	388,595	8.00%	N/A	N/A

The new Basel III rules require a “capital conservation buffer,” for both the Company and the Bank. As of January 1, 2019, the Company and the Bank are required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of December 31, 2019, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Ratio which was 1.54% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.13% above the minimum buffer ratio.

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

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Sale of investment securities available-for-sale	$(280)	$-	$1,596	Net (losses) gains on sale of securities available-for-sale
	79	-	(579)	Income tax benefit (expense)
	(201)	-	1,017
Net interest income (expense) on swaps	677	464	(406)	Interest expense
	(190)	(130)	166	Income tax expense (benefit)
	487	334	(240)
Amortization of pension plan net actuarial losses	(358)	(359)	(412)	Other components of net periodic pension expense
	101	101	169	Income tax benefit
	(257)	(258)	(243)
Total reclassification	$29	$76	$534

Accumulated other comprehensive loss at December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$2,724	$(5,841)
Cash flow hedge, net of tax	(193)	837
Defined benefit pension and post-retirement plans, net of tax	(3,678)	(3,785)
Total	$(1,147)	$(8,789)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits

Defined Benefit Plans

The Company maintains a frozen noncontributory pension plan covering employees of the Company prior to the merger with Legacy ConnectOne. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in the form of a ten-year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and are generally equal to 44% of a participant’s highest average compensation over a 5-year period.

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans at December 31, 2019 and 2018.

	2019	2018
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$10,969	$13,129
Interest cost	453	427
Actuarial (gain) loss	1,909	(1,716)
Benefits paid	(798)	(871)
Projected benefit obligation at December 31,	$12,533	$10,969
Change in Plan Assets:
Fair value of plan assets at January 1,	$13,023	$12,609
Actual return on plan assets	2,391	(715)
Employer contributions	-	2,000
Benefits paid	(798)	(871)
Fair value of plan assets at December 31,	$14,616	$13,023
Funded status	$2,083	$2,054

The accumulated benefit obligation was $12.5 million and $11.0 million as of the year ended December 31, 2019 and 2018, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. The Company expects to recognize approximately $301,000 of the net actuarial loss reported in the following table as of December 31, 2019 as a component of net periodic pension expense during 2020.

	2019	2018
	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income	$5,116	$5,265

The net periodic pension expense and other comprehensive income (before tax) for 2019, 2018 and 2017 includes the following:

	2019	2018	2017
	(dollars in thousands)
Interest cost	$453	$427	$478
Expected return on plan assets	(697)	(765)	(640)
Net amortization	358	366	412
Total net periodic pension expense	$114	$28	$250

Total gain recognized in other comprehensive income	(150)	(595)	(410)
Total recognized in net periodic expense and other comprehensive income (before tax)	$(36)	$(567)	$(160)

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

This ASU is also required to be applied retrospectively to all periods presented. The following table summarizes the impact of retrospective application to the Consolidated Statement of Condition for the period presented:

2017
Other components of net periodic pension expense
As previously reported	$-
As reported under the new guidance	250

Salaries and employee benefits
As previously reported	$35,128
As reported under the new guidance	34,878

The following table presents the weighted average assumptions used to determine the pension benefit obligations at December 31, for the following three years.

	2019	2018	2017
Discount rate	2.99%	4.05%	3.41%
Rate of compensation increase	N/A	N/A	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2019	2018	2017
	(dollars in thousands)
Discount rate	2.99%	4.05%	3.41%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2019 and 2018, target allocation, and expected long-term rate of return by asset are as follows:

	Target Allocation	% of Plan Assets – Year Ended 2019	% of Plan Assets – Year Ended 2018	Weighted Average Expected Long-Term Rate of Return
Equity Securities
Domestic	50%	47%	53%	3.4%
International	10%	7%	7%	0.7%
Debt and/or fixed income securities	36%	37%	36%	1.2%
Cash and other alternative investments, including real estate funds, commodity funds, hedge funds and equity structured notes	4%	9%	4%	0.2%
Total	100%	$100%	$100%	$5.5%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets at December 31, 2019 and 2018, by asset class, are as follows:

	December 31, 2019	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$1,171	$1,171	$-	$-
Equity securities:
U.S. companies	6,896	6,896	-	-
International companies	1,023	1,023	-	-
Debt and/or fixed income securities	5,355	5,355
Commodity funds	115	115
Real estate funds	56	56	-	-
Total	$14,616	$14,616	$-	$-

	December 31, 2018	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$298	$298	$-	$-
Equity securities:
U.S. companies	6,957	6,957	-	-
International companies	901	901	-	-
Debt and/or fixed income securities	4,651	4,651
Commodity funds	161	161
Real estate funds	55	55	-	-
Total	$13,023	$13,023	$-	$-

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

Cash Flows

Contributions

The Bank does not expect to make a contribution in 2020.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (dollars in thousands):

2020	$722
2021	725
2022	702
2023	684
2024	670
2025-2029	3,489

401(k) Plan

The Company maintains a 401(k) plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2014 plan year, the 401(k) plan was amended to provide for a match of 50% of elective contributions, up to 6% of an employee’s contribution. In 2018, the 401 (k) plan was amended to provide for 100% matching of employee contributions up to 5% of employee contributions. For 2019, 2018 and 2017, employer contributions amounted to $1.3 million, $0.9 million and $0.4 million, respectively.

Supplemental Executive Retirement Plan (“SERP”)

During 2019 the Company adopted supplemental executive retirement plans (“SERP’s”) for the benefit of several of its executive officers. Each SERP is a non-qualified plan which provides supplemental retirement benefits to the participating officers of the Company. SERP compensation expense was $0.3 million for the year ended December 31, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2019. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of December 31, 2019 are approximately 400,593. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $2.9 million, $1.9 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017 respectively.

Activity under the Company’s options for the year ended December 31, 2019 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	108,463	$8.35
Granted	-	-
Exercised	(38,937)	8.46
Forfeited/cancelled/expired	-	-
Outstanding at December 31, 2019	69,526	8.29	2.1	$1,243,231

Exercisable at December 31, 2019	69,526	$8.29	2.1	$1,243,231

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for year ended December 31, 2019 was as follows:

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2018	68,428	$23.04
Granted	59,551	20.30
Vested	(48,599)	21.90
Forfeited/cancelled/expired	(2,779)	24.56
Nonvested December 31, 2019	76,601	$21.58

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Stock-Based Compensation – (continued)

As of December 31, 2019, there was approximately $0.7 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.3 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned at December 31, 2018	86,009		$22.06
Awarded	35,636		20.79
Change in estimate	20,960		19.86
Vested	(52,508)		21.26
Unearned at December 31, 2019	90,097	120,212	$23.85

At December 31, 2019, the specific number of shares related to performance units that were expected to vest was 90,097, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At December 31, 2019 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 120,212. A total of 21,083 shares were netted from the vested shares to satisfy tax obligations. The net shares issued from vesting of performance units during the year ended December 31, 2019 were 31,425 shares.

At December 31, 2019, compensation cost of approximately $0.8 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned at December 31, 2018	29,423	$31.35
Awarded	53,454	20.79
Vested	(9,808)	31.35
Unearned at December 31, 2019	73,069	$23.62

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the year ended December 31, 2019, a total of 4,904 shares were netted out to satisfy tax obligations, resulting in net issuance of 4,904 shares.

At December 31, 2019, compensation cost of approximately $1.2 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.9 years.

Note 20 - Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. At December 31, 2019, approximately $259.6 million was available for payment of dividends based on regulatory guidelines.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps were entered into on April 13, 2017 and August 24, 2015, each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. In addition, interest rate swaps were entered into on June 4, 2019 and August 6, 2019, each with a respective notional amount of $50.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps. Summary information about the interest rate swap designated as a cash flow hedges as of year-end is as follows:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Notional amount	$150,000	$75,000
Weighted average pay rates	1.82%	1.70%
Weighted average receive rates	2.37%	2.19%
Weighted average maturity	1.5 years	2.0 years
Fair value	$(273)	$1,159

Interest expense recorded on these swap transactions totaled approximately $(0.7) million, $(0.5) million, and $0.4 million during 2019, 2018, and 2017 is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31:

	2019
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$(756)	$(677)	$-

	2018
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$825	$(464)	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of December 31, 2019 and December 31, 2018:

	2019		2018
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$150,000	$(273)	$75,000	$1,159

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Derivatives – (continued)

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018:

Securities Available-for-Sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine the fair value of the instruments and these are classified as Level 3. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Derivatives: The fair value of derivatives are based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and December 31, 2018 are as follows:

		December 31, 2019 Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$28,237	$-	$28,237	$-
Residential mortgage pass-through securities	200,496	-	200,496	-
Commercial mortgage pass-through securities	4,997	-	4,997	-
Obligations of U.S. states and political subdivision	136,519	-	127,405	9,114
Corporate bonds and notes	28,382	-	28,382	-
Asset-backed securities	5,780	-	5,780	-
Certificates of deposit	150	-	150	-
Other securities	140	140	-	-
Total available-for-sale	$404,701	$140	$395,447	$9,114

Equity securities	11,185	11,185	-	-
Total assets	$415,886	$11,325	$395,447	$9,114

Liabilities
Derivatives	$(273)	$-	$(273)	$-
Total liabilities	$(273)	-	(273)

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2019 and 2018.

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

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2019 and December 31, 2018:

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

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial construction	$2,286	$-	$-	$2,286
Residential	240	-	-	240

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial real estate	$1,481	$-	$-	$1,481
Residential	231	-	-	231

Impaired Loans - Collateral dependent impaired loans at December 31, 2019 that required a valuation allowance were $3.8 million with a related valuation allowance of $1.3 million, compared to $1.7 million with a related valuation allowance of $36 thousand at December 31, 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019 and year ended December 31, 2018:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2019	$9,377
Principal paydowns	(263)
Ending balance, December 31, 2019	$9,114

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2018	$9,632
Principal paydowns	(255)
Ending balance, December 31, 2018	$9,377

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2019

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,114	Discounted cash flows	Discount rate	2.9%

December 31, 2018

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,377	Discounted cash flows	Discount rate	2.9%

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

December 31, 2019

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial construction	$2,286	Appraisals of collateral value	Comparable sales	0% - 5% (3%)

Residential	$240	Appraisals of collateral value	Comparable sales	2% - 14% (9%)

December 31, 2018

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial real estate	$1,481	Appraisals of collateral value	Comparable sales	6% - 9% (8%)

Residential	$231	Appraisals of collateral value	Comparable sales	0% - 10% (5%)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and December 31, 2018:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$201,483	$201,483	$201,483	$-	$-
Investment securities available-for-sale	404,701	404,701	140	395,447	9,114
Restricted investment in bank stocks	27,397	n/a	n/a	n/a	n/a
Equity securities	11,185	11,185	11,185	-	-
Net loans	5,075,234	5,096,669	-	-	5,096,669
Accrued interest receivable	20,949	20,949	-	2,187	18,762

Financial liabilities:
Noninterest-bearing deposits	861,728	861,728	861,728	-	-
Interest-bearing deposits	3,905,814	3,917,405	2,352,093	1,565,312	-
Borrowings	500,293	502,026	-	502,026	-
Subordinated debentures	128,885	134,973	-	134,973	-
Derivatives	273	273	-	273	-
Accrued interest payable	4,018	4,018	-	4,018	-

December 31, 2018
Financial assets:
Cash and due from banks	$172,366	$172,366	$172,366	$-	$-
Investment securities available-for-sale	412,034	412,034	2,990	399,667	9,377
Restricted investment in bank stocks	31,136	n/a	n/a	n/a	n/a
Equity securities	11,460	11,460	11,460	-	-
Net loans	4,506,138	4,402,878	-	-	4,402,878
Derivatives	1,159	1,159	-	1,159	-
Accrued interest receivable	18,214	18,214	-	2,064	16,150

Financial liabilities:
Noninterest-bearing deposits	768,584	768,584	768,584	-	-
Interest-bearing deposits	3,323,508	3,320,640	1,957,503	1,363,137	-
Borrowings	600,001	598,598	-	598,598	-
Subordinated debentures	128,556	132,426	-	132,426	-
Accrued interest payable	6,764	6,764	-	6,764	-

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2019	2018
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$21,392	$22,071
Investment in subsidiaries	810,705	692,516
Receivable due from subsidiaries	32,250	32,250
Securities available-for-sale	155	176
Equity securities	-	607
Other assets	1,282	1,282
Total assets	$865,784	$748,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$5,709	$6,419
Subordinated debentures	128,855	128,556
Stockholders’ equity	731,190	613,927
Total liabilities and stockholders’ equity	$865,784	$748,902

Condensed Statements of Income

	For Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$30,050	$16,700	$13,000
Other income	1,652	1,618	13
Total Income	31,702	18,318	13,013
Expenses	(7,386)	(7,201)	(3,251)
Income before equity in undistributed earnings of subsidiaries	24,316	11,117	9,762
Equity in undistributed earnings of subsidiaries	49,079	49,235	33,458
Net Income	$73,395	$60,352	$43,220

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Parent Corporation Only Financial Statements – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2019	2018	2017
	(dollars in thousands)
Cash flows from operating activities:
Net income	$73,395	$60,352	$43,220
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(49,079)	(49,235)	(33,458)
Loss on equity securities, net	38	4	-
Amortization of subordinated debt issuance costs	329	332	165
(Increase) decrease in other assets	-	(959)	104
(Decrease) increase in other liabilities	(1,509)	3,843	(151)
Net cash provided by operating activities	23,174	14,337	9,880

Cash flows from investing activities:
Purchase of available-for-sale securities	(2)	(8)	(7)
Sales of available-for-sale securities	23	-	-
Sales of equity securities	569	-	-
Capital infusion to subsidiary	-	(64,500)	-
Net cash provided by (used) in investing activities	590	(64,508)	(7)

Cash flows from financing activities:
Proceeds from subordinated debt	-	73,525	-
Cash dividends on common stock	(12,160)	(9,664)	(9,612)
Secondary offering and issuance of common stock	-	-	(180)
Repurchase of stock	(12,643)	-	-
Proceeds from exercise of stock options	360	875	417
Net cash (used in) provided by financing activities	(24,443)	64,736	(9,375)

(Decrease) increase in cash and cash equivalents	(679)	14,565	498
Cash and cash equivalents at January 1,	22,071	7,506	7,008
Cash and cash equivalents at December 31,	$21,392	$22,071	$7,506

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$68,008	$70,389	$67,878	$65,209
Total interest expense	20,577	21,983	22,348	20,257
Net interest income	47,431	48,406	45,530	44,952
Provision for loan losses	500	2,000	1,100	4,500
Total other income, net of securities gains	2,246	2,109	1,942	1,738
Other expenses	22,197	20,379	21,590	28,062
Income before income taxes	26,980	28,136	24,782	14,128
Income tax expense	6,197	6,440	5,501	2,493
Net income	$20,783	$21,696	$19,281	$11,635
Earnings per share:
Basic	$0.59	$0.60	$0.55	$0.33
Diluted	0.59	0.60	0.54	0.33

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$57,223	$55,351	$53,084	$50,475
Total interest expense	17,062	15,389	14,139	12,328
Net interest income	40,161	39,962	38,945	38,147
Provision for loan losses	1,100	1,100	1,100	17,800
Total other income, net of securities gains	1,515	1,429	1,388	1,407
Other expenses	18,266	18,287	17,108	17,059
Income before income taxes	22,310	22,004	22,125	4,695
Income tax expense	3,638	2,102	4,598	444
Net income	$18,672	$19,902	$17,527	$4,251
Earnings per share:
Basic	$0.58	$0.62	$0.54	$0.13
Diluted	0.58	0.61	0.54	0.13

Note: Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

Other expenses for the first quarter of 2019 includes merger expenses related to the acquisition of GHB.

The provision for loan losses for the first quarter 2018 was a notable increase that was mainly attributable to specific allocations to the taxi medallion loans and concurrent partial charge-off of $17.0 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Revenue Recognition

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the year ended December 31, 2019 and 2018. Items outside of ASC 606 are noted as such.

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(dollars in thousands)
Noninterest income
Service charges on deposits
Overdraft fees	$1,264	$847
Other	871	607
Interchange income	761	628
Net gains on sales of loans(1)	512	61
Net gains on equity securities(1)	294	(266)
Net gains on sales of available-for-sale securities(1)	(280)	-
Wire transfer fees(1)	481	309
Loan servicing fees(1)	515	94
Bank owned life insurance(1)	3,484	3,094
Other	133	99
Total noninterest income	$8,035	$5,473

(1)	Not within scope of ASC 606.

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

Note 26 – Subsequent Event

On January 2, 2019, Bancorp of New Jersey, Inc. merged with and into ConnectOne Bank, with ConnectOne Bank as the surviving bank. As a result of the merger, the Company acquired approximately $0.8 billion in loans, assumed approximately $0.8 billion in deposits and acquired nine branch offices all located in Bergen County, New Jersey. Subject to the allocation and proration procedures set forth in the merger agreement, shareholders of BNJ common stock had the right to elect, with respect to each share of BNJ common stock, to receive either (i) $16.25 in cash or (ii) 0.780 of a share of CNOB common stock (plus cash in lieu of any fractional shares of CNOB common stock to which such holder would otherwise be entitled). The allocation and proration procedures set forth in the merger agreement required that approximately 20% of the shares of BNJ common stock be converted into cash and the remaining approximately 80% of BNJ common shares be converted into shares of ConnectOne common stock. Given the initial accounting for this business combination is incomplete, management is not yet able to disclose the preliminary fair value of the assets acquired and liabilities assumed.

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this part is included in the definitive Proxy Statement for the Company’s 2020 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 10, 2020.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2020 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2020 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 29, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2020 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 29, 2020.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description

3.1	The Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.

3.2	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2018.

4	The Registrant's Capital Stock

10.1	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.

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

10.19	First Supplemental Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)

10.20	2017 Equity Compensation Plan (4)

10.21	Form of Supplemental Executive Retirement Plan between the Registrant and each of Frank Sorrentino, III, William S. Burns, Elizabeth Magennis, Christopher Ewing and Michael McGrover (5)

10.22	Form of Split Dollar Life Insurance Agreement between the Registrant and each of Frank Sorrentino, III, William S. Burns, Elizabeth Magennis, Christopher Ewing and Michael McGrover (5)

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe LLP

31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Personal certification of the chief executive officer and the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 .SCH**	XBRL Taxonomy Extension Schema Document

101 .CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101 .LAB**	XBRL Taxonomy Extension Label Linkbase Document

101 .PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description

*	Management contract on compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibits 10.15, 10.16, 10.17 and 10.18, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2014
(2)	Incorporated by reference from Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed July 2, 2015
(3)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed January 17, 2018
(4)	Incorporated by reference from Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017
(5)	Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 16, 2019

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConnectOne Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.
March 2, 2020	By:
/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 2, 2020, have signed this report below.

/s/ Frank Sorrentino III Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (principal executive officer)

/s/ William S. Burns William S. Burns	Executive Vice President & Chief Financial Officer (principal financial and accounting officer)

/s/ Stephen Boswell Stephen Boswell	Director

/s/ Frank Baier Frank Baier	Director

/s/ Frank Huttle III Frank Huttle III	Director

/s/ Michael Kempner Michael Kempner	Director

/s/ Joseph Parisi, Jr. Joseph Parisi, Jr.	Director

/s/ Nicholas Minoia Nicholas Minoia	Director

/s/ William A. Thompson William A. Thompson	Director

/s/ Alexander Bol Alexander Bol	Director

/s/ Katherin Nukk-Freeman Katherin Nukk-Freeman	Director

/s/ Daniel Rifkin Daniel Rifkin	Director

/s/ Mark Sokolich Mark Sokolich