Form 10-Q
period 2020-03-31
ConnectOne Bancorp, Inc.
filed 2020-05-08
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,704,864 shares
(Title of Class)	(Outstanding as of May 8, 2020)

Item 1. Financial Statements

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(in thousands, except for share data)	2020	2019
	(unaudited)
ASSETS
Cash and due from banks	$59,442	$65,717
Interest-bearing deposits with banks	223,367	135,766
Cash and cash equivalents	282,809	201,483

Securities available-for-sale	446,738	404,701
Equity securities	13,363	11,185

Loans held-for-sale	32,425	33,250

Loans receivable	6,009,310	5,113,527
Less: Allowance for loan losses	54,169	38,293
Net loans receivable	5,955,141	5,075,234

Investment in restricted stock, at cost	38,554	27,397
Bank premises and equipment, net	32,864	19,236
Accrued interest receivable	24,317	20,949
Bank owned life insurance	163,929	137,961
Right of use operating lease assets	26,924	15,137
Goodwill	208,379	162,574
Core deposit intangibles	12,884	5,460
Other assets	41,000	59,465
Total assets	$7,279,327	$6,174,032
LIABILITIES
Deposits:
Noninterest-bearing	$979,778	$861,728
Interest-bearing	4,529,414	3,905,814
Total deposits	5,509,192	4,767,542
Borrowings	726,856	500,293
Operating lease liabilities	28,731	16,449
Subordinated debentures, net	128,967	128,885
Other liabilities	31,871	29,673
Total liabilities	6,425,617	5,442,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 55,000,000 shares; issued 42,363,554 shares at March 31, 2020 and 37,676,006 shares at December 31, 2019; outstanding 39,704,921 shares at March 31, 2020 and 35,072,066 at December 31, 2019	586,946	468,571
Additional paid-in capital	21,746	21,344
Retained earnings	273,825	271,782
Treasury stock, at cost 2,658,633 common shares at March 31, 2020 and 2,603,940 at December 31, 2019	(30,271)	(29,360)
Accumulated other comprehensive income (loss)	1,464	(1,147)
Total stockholders’ equity	853,710	731,190
Total liabilities and stockholders’ equity	$7,279,327	$6,174,032

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2020	2019
Interest income
Interest and fees on loans	$72,936	$60,326
Interest and dividends on investment securities:
Taxable	2,066	2,942
Tax-exempt	813	1,127
Dividends	400	457
Interest on federal funds sold and other short-term investments	499	357
Total interest income	76,714	65,209
Interest expense
Deposits	17,212	15,351
Borrowings	4,221	4,906
Total interest expense	21,433	20,257
Net interest income	55,281	44,952
Provision for loan losses	16,000	4,500
Net interest income after provision for loan losses	39,281	40,452
Noninterest income
Income on bank owned life insurance	967	822
Net gains on sale of loans held-for-sale	393	19
Deposit, loan and other income	1,287	786
Net gains on equity securities	178	103
Net gains on sales of securities available-for-sale	29	8
Total noninterest income	2,854	1,738
Noninterest expenses
Salaries and employee benefits	14,533	11,955
Occupancy and equipment	3,471	2,495
FDIC insurance	856	755
Professional and consulting	1,574	1,209
Marketing and advertising	304	210
Data processing	1,473	1,155
Merger expenses	9,494	7,562
Amortization of core deposit intangibles	652	364
Other components of net periodic pension expense	30	28
Other expenses	2,671	2,329
Total noninterest expenses	35,058	28,062
Income before income tax expense	7,077	14,128
Income tax expense	1,047	2,493
Net income	$6,030	$11,635
Earnings per common share
Basic	$0.15	$0.33
Diluted	0.15	0.33

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net income	$6,030	$11,635

Other comprehensive income:

Unrealized holding gains on available-for-sale securities arising during the period	6,252	5,558
Tax effect	(1,691)	(1,422)
Net of tax	4,561	4,136

Reclassification adjustment for realized gains included in net income	(29)	(8)
Tax effect	6	2
Net of tax	(23)	(6)

Unrealized losses on cash flow hedge	(2,749)	(166)
Tax effect	773	27
Net of tax	(1,976)	(139)

Reclassification adjustment for realized gains included in net income	(7)	(182)
Tax effect	2	40
Net of tax	(5)	(142)

Unrealized pension plan (losses) before reclassifications	-	(562)
Tax effect	-	158
Net of tax	-	(404)

Reclassification adjustment for realized losses included in net income	75	89
Tax effect	(21)	(25)
Net of tax	54	64

Total other comprehensive income	2,611	3,509

Total comprehensive income	$8,641	$15,144

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other	Total
(dollars in thousands, except	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
for per share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	11,635	-	-	11,635
Other comprehensive income, net of tax	-	-	-	-	-	3,509	3,509
Cash dividends declared on common stock ($0.090 per share)	-	-	-	(3,422)	-	-	(3,422)
Exercise of stock options (21,991 shares)	-	-	143	-	-	-	143
Restricted stock grants (42,483 shares)	-	-	-	-	-	-	-
Restricted stock units (4,904 shares)	-	-	-	-	-	-	-
Net performance units issued (26,517 shares)	-	-	196	-	-	-	196
Repurchase of treasury stock (13,000 shares)	-	-	-	-	(250)	-	(250)
Stock issued (3,032,496 shares) in acquisition of Greater Hudson Bank	-	56,025	-	-	-	-	56,025
Stock-based compensation	-	-	632	-	-	-	632

Balance as of March 31, 2019	$-	$468,571	$16,513	$219,558	$(16,967)	$(5,280)	$682,395

Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	6,030	-	-	6,030
Other comprehensive income, net of tax	-	-	-	-	-	2,611	2,611
Cash dividends declared on common stock ($0.090 per share)	-	-	-	(3,987)	-	-	(3,987)
Exercise of stock options (25,413 shares)	-	-	163	-	-	-	163
Restricted stock grants (20,684 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (16,599 shares)
Net shares issued in satisfaction of performance units earned (22,402 shares)
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(297)	-	-	-	(297)
Repurchase of treasury stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation	-	-	536	-	-	-	536

Balance as of March 31, 2020	$-	$586,946	$21,746	$273,825	$(30,271)	$1,464	$853,710

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$6,030	$11,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	949	814
Provision for loan losses	16,000	4,500
Amortization of intangibles	652	364
Net accretion of loans	(1,996)	(963)
Accretion on bank premises	(23)	(21)
Accretion on deposits	(1,503)	(328)
Amortization on borrowings, net	43	58
Stock-based compensation	536	828
Gains on sales of securities available-for-sale, net	(29)	(8)
Gains on equity securities, net	(178)	(103)
Gains on sale of loans held-for-sale, net	(393)	(19)
Loans originated for resale	(5,186)	(1,497)
Proceeds from sale of loans held-for-sale	17,324	1,148
Increase in cash surrender value of bank owned life insurance	(968)	(822)
Amortization of premiums and accretion of discounts on securities available-for-sale	1,101	683
Amortization of subordinated debentures issuance costs	82	82
Increase in accrued interest receivable	(458)	(550)
Net change in operating leases	(19)	1,408
Decrease in other assets	17,366	3,723
Decrease in other liabilities	(2,869)	(7,933)
Net cash provided by operating activities	46,461	12,999

Cash flows from investing activities
Securities available-for-sale:
Purchases	(86,731)	(107,405)
Sales	19,624	94,075
Maturities, calls and principal repayments	50,294	35,371
Net purchases of restricted investment in bank stocks	(8,094)	(591)
Purchases of equity securities	(2,000)	-
Payments on loans held-for-sale	75	-
Net increase in loans	(130,187)	(70,278)
Purchases of bank owned life insurance	(25,000)	-
Purchases of premises and equipment	(1,728)	(257)
Proceeds from sale of OREO	992	-
Cash consideration paid in acquisition	(23,977)	-
Cash and cash equivalents acquired in acquisition	111,368	13,741
Net cash used in investing activities	(95,364)	(35,344)

Cash flows from financing activities
Net (decrease) increase in deposits	(42,225)	86,124
Advances of Federal Home Loan Bank (“FHLB”) borrowings	980,000	420,000
Repayments of FHLB borrowings	(803,222)	(480,833)
Cash dividends paid on common stock	(3,576)	(2,657)
Repurchase of treasury stock	(911)	(250)
Proceeds from exercise of stock options	163	143
Net cash provided by financing activities	130,229	22,527
Net change in cash and cash equivalents	81,326	182
Cash and cash equivalents at beginning of period	201,483	172,366

Cash and cash equivalents at end of period	$282,809	$172,548

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$24,627	$22,340
Income taxes	7,476	-

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-investment to held-for-sale	$10,995	-

Business combinations:
Fair value of assets acquired	$949,276	$534,166
Fair value of liabilities assumed	852,729	488,475

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other interim period. The Company’s 2019 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

Principals of Consolidation

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the New Jersey/New York metropolitan area in which the Company primarily operates. Although the Company has been able to continue operations while taking steps to ensure the safety of employees and customers, COVID-19 could also potentially create widespread business continuity issues for the Company.

Federal Reserve reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for loan losses, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards

ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 aims to simplify the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets and still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” ASU No. 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements. The amendments primarily pertain to Level 3 fair value measurements and depending on the amendment are applied either prospectively or retrospectively. ASU 2018-03 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance – (continued)

ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update, commonly referred to as the current expected credit losses methodology (“CECL”), will change the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred. ASU 2016-13 was effective, subject to optional delay discussed below, for the Company on January 1, 2020.

In accordance with the accounting relief provisions of the CARES Act, as it currently stands, the Company elected to delay the adoption of FASB’s new standard covering the current expected credit losses (“CECL”) model until the earlier of the termination date of the national emergency declared by President Trump on March 13, 2020 under the National Emergencies Act, related to the outbreak of COVID-19, and December 31, 2020. Management reached this decision due to the complexities of CECL loan loss forecasting exacerbated by the quickly changing economic environment resulting from the COVID-19 pandemic. Once the delay provision has been terminated, adoption will be retroactive to January 1, 2020. During 2019, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. While the Company has not finalized the impact of implementing CECL, the Company expects to recognize a one-time cumulative effect adjustment to the allowance and beginning retained earnings, net of tax, upon adoption. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors. The Company measured its allowance under its current incurred loan loss model as of March 31, 2020.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Business Combination

Bancorp of New Jersey, Inc.

On January 2, 2020, Bancorp of New Jersey, Inc. (“BNJ”) merged with and into the Company, with the Company as the surviving entity. As a result of the merger, the Company acquired nine branch offices all located in Bergen County, New Jersey. Subject to the allocation and proration procedures set forth in the merger agreement, shareholders of BNJ common stock had the right to elect, with respect to each share of BNJ common stock, to receive either (i) $16.25 in cash or (ii) 0.780 of a share of CNOB common stock (plus cash in lieu of any fractional shares of CNOB common stock to which such holder would otherwise be entitled). The allocation and proration procedures set forth in the merger agreement required that approximately 20% of the shares of BNJ common stock be converted into cash and the remaining approximately 80% of BNJ common shares be converted into shares of ConnectOne common stock.

The acquisition of BNJ was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $45.8 million and a core deposit intangible of $8.1 million. The assets acquired and liabilities assumed and consideration paid in the acquisition of BNJ were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through January 2, 2021, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. As of March 31, 2020 there were no changes to the provisional fair value adjustments recorded on January 2, 2020.

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair
Value at
January 2, 2020
(in thousands)
Consideration paid:
Common stock issued in acquisition	$118,375
Cash paid in acquisition	23,977
Total consideration paid:	142,352

Assets acquired:
Cash and cash equivalents	111,368
Securities available-for-sale	20,073
Loans, net	774,720
Premises and equipment, net	12,826
Accrued interest receivable	2,910
Core deposit intangibles	8,076
Other assets	19,303
Total assets acquired	949,276
Liabilities assumed:
Deposits	785,378
Borrowings	49,742
Other liabilities	17,609
Total liabilities assumed	852,729

Net assets acquired	96,547

Goodwill recorded in acquisition	$45,805

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Business Combination – (continued)

Loans acquired in the BNJ acquisition were recorded at fair value, and there was no carryover related allowance for loan losses. The fair values of loans acquired from BNJ were estimated based on the value of the expected cash flows, which were projected based on the contractual terms of the loans, including both maturity and contractual amortization. The monthly principal and interest cash flows were adjusted for expected losses and prepayments, where appropriate. Projected cash flows were then discounted to present value using a discount rate developed based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs and a required return on capital.

The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the BNJ acquisition as of the Merger date:

Estimated Fair
Value at
January 2, 2020
(in thousands)
Contractually required principal and interest acquisition	$14,416
Contractual cash flows not expected to be collected (non-accretable discount)	(2,111)
Expected cash flows at acquisition	12,305
Interest component of expected cash flows (accretable discount)	(605)
Fair value of acquired loans	$11,700

Goodwill related to BNJ is not amortized for book purposes; however, it is reviewed at least annually for impairment and is not deductible for tax purposes.

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

Direct acquisition and integration costs of the BNJ acquisition were expensed as incurred. These items were recorded as merger-related expenses on the consolidated statement of income. During the three months ended March 31, 2020, merger expenses related to the BNJ acquisition were $9.5 million.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2020	2019
Net income	$6,030	$11,635
Earnings allocated to participating securities	(27)	(26)
Income attributable to common stock	$6,003	$11,609

Weighted average common shares outstanding, including participating securities	39,559	35,283
Weighted average participating securities	(135)	(25)
Weighted average common shares outstanding	39,424	35,258
Incremental shares from assumed conversions of options,
performance units and restricted shares	92	61
Weighted average common and equivalent shares outstanding	39,516	35,319

Earnings per common share:
Basic	$0.15	$0.33
Diluted	0.15	0.33

There were no antidilutive share equivalents as of March 31, 2020 and March 31, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale

The Company’s investment securities are classified as available-for-sale at March 31, 2020 and December 31, 2019. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2020 and December 31, 2019. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale at March 31, 2020 and December 31, 2019.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$36,392	$2,057	$(1)	$38,448
Residential mortgage pass-through securities	232,864	5,759	(3)	238,620
Commercial mortgage pass-through securities	2,032	160	-	2,192
Obligations of U.S. states and political subdivisions	134,413	2,829	(347)	136,895
Corporate bonds and notes	25,151	207	(620)	24,738
Asset-backed securities	5,526	-	(163)	5,363
Certificates of deposit	149	-	(2)	147
Other securities	335	-	-	335
Total securities available-for-sale	$436,862	$11,012	$(1,136)	$446,738

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$27,667	$612	$(42)	$28,237
Residential mortgage pass-through securities	199,611	1,528	(643)	200,496
Commercial mortgage pass-through securities	4,995	37	(35)	4,997
Obligations of U.S. states and political subdivisions	134,500	2,411	(392)	136,519
Corporate bonds and notes	28,142	285	(45)	28,382
Asset-backed securities	5,845	-	(65)	5,780
Certificates of deposit	148	2	-	150
Other securities	140	-	-	140
Total securities available-for-sale	$401,048	$4,875	$(1,222)	$404,701

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

Investment securities having a carrying value of approximately $122.4 million and $111.5 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale at March 31, 2020, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	March 31, 2020
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$5,104	$5,143
Due after one year through five years	24,672	24,324
Due after five years through ten years	25,077	25,731
Due after ten years	146,778	150,393
Residential mortgage pass-through securities	232,864	238,620
Commercial mortgage pass-through securities	2,032	2,192
Other securities	335	335
Total securities available-for-sale	$436,862	$446,738

Gross gains and losses from the sales of securities for periods presented were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Proceeds	$19,624	$94,075

Gross gains on sales of securities	29	8
Gross losses on sales of securities	-	-
Net gains on sales of securities	29	8
Less: tax provision on net gains	(6)	(2)

Net gains on sales of securities, after tax	$23	$6

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 31 and 53 securities as of March 31, 2020 and December 31, 2019, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, and asset-backed securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and credit spreads and do not affect the expected cash flows of the underlying collateral or issuer.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$1,260	$(1)	$1,249	$(1)	$11	$-
Residential mortgage pass-through securities	486	(3)	35	-	451	(3)
Commercial mortgage pass-through securities	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	27,436	(347)	4,989	(97)	22,447	(250)
Corporate bonds and notes	8,845	(620)	8,845	(620)	-	-
Asset-backed securities	5,363	(163)	2,115	(82)	3,248	(81)
Certificates of Deposit	147	(2)	147	(2)	-	-
Total temporarily impaired securities	$45,537	$(1,136)	$17,380	$(802)	$26,157	$(334)

	December 31, 2019
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$6,512	$(42)	$6,498	$(42)	$14	$-
Residential mortgage pass-through securities	94,980	(643)	49,154	(179)	45,826	(464)
Commercial mortgage pass-through securities	2,006	(35)	2,006	(35)	-	-
Obligations of U.S. states and political subdivisions	34,775	(392)	10,306	(8)	24,469	(384)
Corporate bonds and notes	5,437	(45)	2,478	(23)	2,959	(22)
Asset-backed securities	5,718	(65)	2,268	(22)	3,450	(43)
Total Temporarily Impaired Securities	$149,428	$(1,222)	$72,710	$(309)	$76,718	$(913)

Note 5. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps were entered into on August 24, 2015, April 13, 2017, January 1, 2020 and March 3, 2020, each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. In addition, interest rate swaps were entered into on June 4, 2019 and August 6, 2019, each with a respective notional amount of $50.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Derivatives – (continue)

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2020, December 31, 2019 and March 31, 2019 are presented in the following table.

	March 31,	December 31,	March 31,
	2020	2019	2019
	(dollars in thousands)
Notional amount	$200,000	$150,000	$75,000
Weighted average pay rates	1.74%	1.82%	1.80%
Weighted average receive rates	1.76%	2.37%	2.79%
Weighted average maturity	1.4 years	1.5 years	1.7 years

Fair value	$(3,029)	$(273)	$768

Interest expense recorded on these swap transactions totaled approximately $(7) thousand during the three months ended March 31, 2020 compared to $(182) thousand during the three months ended March 31, 2019 and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Three Months Ended March 31, 2020
	Amount of gain	Amount of (gain)	Amount of gain
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(2,749)	$(7)	$-

Three Months Ended March 31, 2019
	Amount of gain	Amount of (gain)	Amount of gain
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(166)	$(182)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$200,000	$(3,029)	$150,000	$(273)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses

Loans Receivable - The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$1,240,227	$1,129,661
Commercial real estate	3,707,391	3,041,959
Commercial construction	676,836	623,326
Residential real estate	387,400	320,020
Consumer	1,965	3,328
Gross loans	6,013,819	5,118,294
Net deferred loan fees	(4,509)	(4,767)
Total loans receivable	$6,009,310	$5,113,527

At March 31, 2020 and December 31, 2019, loan balances of approximately $2.8 billion and $2.5 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$2,276	$2,285
Commercial real estate	28,427	30,965
Residential real estate	1,722	-
Total carrying amount	$32,425	$33,250

Purchased Credit-Impaired Loans - The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$6,304	$5,452
Commercial real estate	5,454	1,101
Commercial construction	4,184	-
	$15,942	$6,553

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during either the three months ended March 31, 2020 or March 31, 2019. There were no reversals from the allowance for loan losses during the three months ended March 31, 2020 or March 31, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for three months ended March 31, 2020 and March 31, 2019:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
	(dollars in thousands)
Balance at beginning of period	$1,301	$1,134
New loans purchased	605	1,286
Accretion of income	(228)	(146)
Balance at end of period	$1,678	$2,274

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans included in loans receivable by loan class as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$29,984	$31,455
Commercial real estate	8,314	8,338
Commercial construction	18,205	6,773
Residential real estate	5,819	2,915
Consumer	51	-
Total nonaccrual loans	$62,373	$49,481

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,171,739	$21,226	$47,262	$-	$1,240,227
Commercial real estate	3,673,963	11,837	21,591	-	3,707,391
Commercial construction	646,993	3,505	26,338	-	676,836
Residential real estate	377,359	-	10,041	-	387,400
Consumer	1,965	-	-	-	1,965
Gross loans	$5,872,019	$36,858	$105,232	$-	$6,013,819

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,059,852	$22,159	$47,650	$-	$1,129,661
Commercial real estate	3,014,956	10,301	16,702	-	3,041,959
Commercial construction	604,298	4,609	14,419	-	623,326
Residential real estate	316,476	-	3,544	-	320,020
Consumer	3,328	-	-	-	3,328
Gross loans	$4,998,910	$37,069	$82,315	$-	$5,118,294

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by class as of March 31, 2020 and December 31, 2019.

	March 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$35,873	$81,424
Commercial real estate	15,198	15,427
Commercial construction	17,635	17,635
Residential real estate	3,817	4,164
Consumer	-	-
Total (no related allowance)	$72,523	$118,650

With an allowance recorded
Commercial construction	$6,463	$6,463	$1,802
Residential real estate	262	262	47
Total (with allowance)	$6,725	$6,725	$1,849

Total
Commercial	$35,873	$81,424	$-
Commercial real estate	15,198	15,427	1,802
Commercial construction	24,099	24,099	-
Residential real estate	4,079	4,426	47
Consumer	-	-	-
Total	$79,249	$125,376	$1,849

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$37,984	$83,225
Commercial real estate	15,249	15,467
Commercial construction	8,649	8,649
Residential real estate	1,311	1,463
Consumer	-	-
Total (no related allowance)	$63,193	$108,804

With an allowance recorded
Commercial construction	$3,530	$3,530	$1,244
Residential real estate	263	263	23
	$3,793	$3,793	$1,267

Total
Commercial	$37,984	$83,225	$-
Commercial real estate	15,249	15,467	-
Commercial construction	12,179	12,179	1,244
Residential real estate	1,574	1,726	23
Consumer	-	-	-
Total	$66,986	$112,597	$1,267

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by class as of and for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded

Commercial	$36,442	$94	$29,080	$16
Commercial real estate	15,238	84	10,146	47
Commercial construction	17,371	85	10,400	57
Residential real estate	3,827	-	2,194	-
Consumer	-	-	-	-

Total	$72,878	$263	$51,820	$120

Impaired loans with an allowance recorded

Commercial real estate	$-	$-	$7,084	$-
Commercial construction	6,463	-	-	-
Residential real estate	262	3	-	-

Total	$6,725	$3	$7,342	$-

Total impaired loans

Commercial	$36,442	$94	$29,080	$16
Commercial real estate	15,238	84	17,230	47
Commercial construction	23,834	85	10,400	57
Residential real estate	4,089	3	2,452	-
Consumer	-	-	-	-

Total	$79,603	$266	$59,162	$120

Included in impaired loans at March 31, 2020 and December 31, 2019 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due at March 31, 2020 and December 31, 2019:

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$6,229	$-	$4,019	$29,984	$40,232	$1,199,995	$1,240,227
Commercial real estate	68,291	-	677	8,314	77,282	3,630,109	3,707,391
Commercial construction	7,921	-	-	18,205	26,126	650,710	676,836
Residential real estate	8,501	643	828	5,819	15,791	371,609	387,400
Consumer	2	2	-	51	55	1,910	1,965
Total	$90,944	$645	$5,524	$62,373	$159,486	$5,854,333	$6,013,819

Included in the 90 days or greater past due and still accruing category as of March 31, 2020 are purchased credit-impaired loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

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

Included in the 90 days or greater past due and still accruing category as of December 31, 2019 are purchased credit-impaired loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	March 31, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$-	$1,802	$47	$-		$1,849
Collectively evaluated for impairment	9,018	21,150	5,701	1,634	3		37,506
Acquired portfolio	40	886	316	-	-		1,242
Acquired with deteriorated credit quality	-	-	-	-	-		-
Unallocated	-	-	-	-	-		13,572
Total	$9,058	$22,036	$7,819	$1,681	$3	$13,572	$54,169

Gross loans
Individually evaluated for impairment	$35,873	$15,198	$24,099	$4,079	$-		$79,249
Collectively evaluated for impairment	1,082,774	2,766,670	574,697	273,948	1,420		4,699,509
Acquired portfolio	115,276	920,069	78,040	105,189	545		1,219,119
Acquired with deteriorated credit quality	6,304	5,454	-	4,184	-		15,942
Total	$1,240,227	$3,707,391	$676,836	$387,400	$1,965		$6,013,819

	December 31, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$1,244	$23	$-		$1,267
Collectively evaluated for impairment	8,309	19,967	5,744	1,662	3		35,784
Acquired portfolio	40	886	316	-	-		1,242
Acquired with deteriorated credit quality	-	-	-	-	-		-
Unallocated	-	-	-	-	-		99
Total	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Gross loans
Individually evaluated for impairment	$37,984	$15,249	$12,179	$1,574	$-		$66,986
Collectively evaluated for impairment	1,011,708	2,669,999	578,620	276,177	3,064		4,539,568
Acquired portfolio	74,517	355,610	32,527	42,269	264		505,187
Acquired with deteriorated credit quality	5,452	1,101	-	-	-		6,553
	$1,129,661	$3,041,959	$623,326	$320,020	$3,328		$5,118,294
Total

Included in the unallocated amount as of March 31, 2020 is a $13.5 million provision recorded during the three months ended March 31, 2020 associated with impacts of the COVID-19 pandemic. Management anticipates this amount will be allocated in future periods as more information regarding the individual loan and portfolio segment-specific impacts of the pandemic becomes available.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan losses by loan segment is as follows:

	Three Months Ended March 31, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2019	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Charge-offs	(124)	-	-	-	(3)	-	(127)

Recoveries	-	-	-	3	-	-	3

Provision for loan losses	833	1,183	515	(7)	3	13,473	16,000
Balance at March 31, 2020	$9,058	$22,036	$7,819	$1,681	$3	$13,572	$54,169

	Three Months Ended March 31, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Charge-offs	-	(2,676)	-	-	-	-	(2,676)

Recoveries	71	-	-	2	7	-	80

Provision for loan losses	(1,286)	5,390	463	(102)	(8)	43	4,500
Balance at March 31, 2019	$8,660	$21,561	$4,982	$1,166	$1	$488	$36,858

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

At March 31, 2020 and March 31, 2019, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of March 31, 2020, TDRs totaled $51.9 million, of which $30.6 million were on nonaccrual status and $21.3 million were performing under their restructured terms. As of December 31, 2019, TDRs totaled $52.0 million, of which $30.6 million were on nonaccrual status and $21.4 million were performing under their restructured terms. The Company has allocated $47 thousand and $-0- of specific allowance for the three months ended March 31, 2020 and March 31, 2019, respectively.

There were no loans modified as TDRs during the three months ended March 31, 2020 and March 31, 2019. There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2020 and March 31, 2019.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end. During the three months ended March 31, 2020, there were no short-term modifications made under this modification program.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 are as follows:

		March 31, 2020
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$38,448	$-	$38,448	$-
Residential mortgage pass-through securities	238,620	-	238,620	-
Commercial mortgage pass-through securities	2,192	-	2,192	-
Obligations of U.S. states and political subdivision	136,895	-	127,858	9,037
Corporate bonds and notes	24,738	-	24,736	-
Asset-backed securities	5,363	-	5,363	-
Certificates of deposit	147	-	147	-
Other securities	335	335	-	-
Total available-for-sale	446,738	335	437,366	9,037

Equity securities	13,363	13,363	-	-
Total assets	$460,101	$13,698	$437,366	$9,037

Liabilities
Derivatives	$(3,029)	$-	$(3,029)	$-
Total liabilities	$(3,029)	$-	$(3,029)	$-

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
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$28,237	$-	$28,237	$-
Residential mortgage pass-through securities	200,496	-	200,496	-
Commercial mortgage pass-through securities	4,997	-	4,997	-
Obligations of U.S. states and political subdivision	136,519	-	127,405	9,114
Corporate bonds and notes	28,382	-	28,382	-
Asset-backed securities	5,780	-	5,780	-
Certificates of deposit	150	-	150	-
Other securities	140	140	-	-
Total available-for-sale	404,701	140	395,447	9,114

Equity securities	11,185	11,185	-	-
Total assets	$415,886	$11,325	$395,447	$9,114

Liabilities
Derivatives	$(273)	$-	$(273)	$-
Total liabilities	$(273)	$-	$(273)	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020 and during the year ended December 31, 2019.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements at March 31, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	March 31,	Assets	Inputs	Inputs
basis:	2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial construction	4,661	-	-	4,661
Residential real estate	215	-	-	215

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	December 31,	Assets	Inputs	Inputs
basis:	2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial construction	$2,286	$-	$-	$2,286
Residential	240	-	-	240

Impaired loans – Collateral dependent impaired loans at March 31, 2020 that required a valuation allowance were $6.7 million with a related valuation allowance of $1.8 million compared to $3.8 million with a related valuation allowance of $1.3 million at December 31, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and for the year ended December 31, 2019:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2020	$9,114
Principal paydowns	(77)
Ending balance, March 31, 2020	$9,037

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2019	$9.377
Principal paydowns	(263)
Ending balance, December 31, 2020	$9,114

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2020
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,037	Discounted cash flows	Discount rate	2.9%

December 31, 2019
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,114	Discounted cash flows	Discount rate	2.9%

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

March 31, 2020

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighted average)
Impaired loans:
Commercial construction	$4,661	Appraisals of collateral value	Comparable sales	0% - 5% (3%)

Residential	$215	Appraisals of collateral value	Comparable sales	2% - 14% (9%)

December 31, 2019

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighted average)
Impaired loans:
Commercial construction	$2,286	Appraisals of collateral value	Comparable sales	0% - 5% (3%)

Residential	$240	Appraisals of collateral value	Comparable sales	2% - 14% (9%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2020 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and December 31, 2019:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
March 31, 2020
Financial assets:
Cash and due from banks	$282,809	$282,809	$282,809	$-	$-
Securities available-for-sale	446,738	446,738	335	437,366	9,037
Investment in restricted stocks	32,425	n/a	n/a	n/a	n/a
Equity securities	13,363	13,363	13,363	-	-
Net loans	5,955,141	5,939,925	-	-	5,939,925
Accrued interest receivable	24,317	24,317	-	2,177	22,140

Financial liabilities:
Noninterest-bearing deposits	979,778	979,778	979,778	-	-
Interest-bearing deposits	4,529,414	4,554,078	2,555,014	1,999,064	-
Borrowings	726,856	731,057	-	731,057	-
Subordinated debentures	128,967	136,366	-	136,366	-
Derivatives	3,029	3,029	-	3,029	-
Accrued interest payable	7,913	7,913	-	7,913	-

December 31, 2019
Financial assets:
Cash and due from banks	$201,483	$201,483	$201,483	$-	$-
Investment securities available-for-sale	404,701	404,701	140	395,447	9,114
Restricted investment in bank stocks	27,397	n/a	n/a	n/a	n/a
Equity securities	11,185	11,185	11,185	-	-
Net loans	5,075,234	5,096,669	-	-	5,096,669
Accrued interest receivable	20,949	20,949	-	2,187	18,762

Financial liabilities:
Noninterest-bearing deposits	861,728	861,728	861,728	-	-
Interest-bearing deposits	3,905,814	3,917,405	2,352,093	1,565,312	-
Borrowings	500,293	502,026	-	502,026	-
Subordinated debentures	128,885	134,973	-	134,973	-
Derivatives	273	273	-	273	-
Accrued interest payable	4,018	4,018	-	4,018	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other	Amounts Reclassified from Accumulated		Affected Line item in the
Comprehensive Loss Components	Other Comprehensive Income (Loss)		Statement Where Net Income is Presented
	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Sale of investment securities	$29	$8	Net losses on sale of securities available-for-
available for sale	(6)	(2)	sale Income tax benefit
	23	6

Net interest income on swaps	$7	$182	Borrowings
	(2)	(40)	Income tax expense
	5	142

Amortization of pension plan net	(75)	(89)	Other components of net periodic pension
actuarial losses	21	25	expense Income tax benefit
	(54)	(64)

Total reclassification	$(26)	$84

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive income (loss) at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$7,262	$2,724
Cash flow hedge, net of tax	(2,174)	(193)
Defined benefit pension and post-retirement plans, net of tax	(3,624)	(3,678)
Total	$1,464	$(1,147)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2020. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2020 are approximately 361,592. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three months ended March 31, 2020 and March 31, 2019 was $0.5 million and $0.8 million, respectively.

Activity under the Company’s options for the three months ended March 31, 2020 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	69,526	$8.29
Granted	-	-
Exercised	(25,413)	7.39
Forfeited/cancelled/expired	-	-
Outstanding at March 31, 2020	44,113	8.81	2.2	$1,027,318

Exercisable at March 31, 2020	44,113	$8.81	2.2	$1,027,318

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for the three months ended March 31, 2020 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2019	76,601	$21.58
Granted	20,684	24.07
Vested	(47,198)	21.41
Forfeited/cancelled/expired	-	-
Nonvested March 31, 2020	50,087	$22.77

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock Based Compensation – (continued)

As of March 31, 2020, there was approximately $1,027,318 of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2019	90,097		$23.85
Awarded	82,579		10.77
Change in estimate	2,490		22.75
Vested shares	(37,337)		22.75
Unearned at March 31, 2020	137,827	206,744	$16.29

At March 31, 2020, the specific number of shares related to performance units that were expected to vest was 137,827, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At March 31, 2020 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 206,744. During the three months ended March 31, 2020, 37,337 shares vested. A total of 14,935 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the three months ended March 31, 2020 were 22,402 shares.

At March 31, 2020, compensation cost of approximately $1.5 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned at December 31, 2019	73,069	$23.62
Awarded	123,870	10.77
Vested shares	(27,626)	24.54
Unearned at March 31, 2020	169,313	$14.07

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the three months ended March 31, 2020, 27,626 shares vested. A total of 11,027 shares were netted out to satisfy employee tax obligations, resulting in net issuance of 16,599 shares.

At March 31, 2020, compensation cost of approximately $2.3 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.4 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2020	2019
	(dollars in thousands)
Service cost	$-	$-
Interest cost	91	113	Other components of net periodic pension expense

Expected return on plan assets	(196)	(174)	Other components of net periodic pension expense
Net amortization	75	89	Other components of net periodic pension expense

Total periodic pension (income) cost	$(30)	$28

Contributions

The Company did not make a contribution to the Pension Trust during the three months ended March 31, 2020. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2020. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$726,714	1.27%	$500,293	1.96%

By remaining period to maturity:
Less than 1 year	$541,000	1.09%	$400,000	1.84%
1 year through less than 2 years	123,132	1.73%	62,000	2.26%
2 years through less than 3 years	34,713	1.24%	10,737	2.45%
3 years through less than 4 years	25,000	2.92%	25,000	2.92%
4 years through 5 years	-	-	-	-
After 5 years	2,869	2.42%	2,882	2.43%
Total FHLB borrowings	726,714	1.27%	500,619	1.96%
Fair value premium (discount)	142		(326)
FHLB borrowings, net	$726,856		$500,293

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at March 31, 2020 were primarily collateralized by approximately $2.8 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At March 31, 2020 the Company had remaining borrowing capacity of approximately $943 million at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2020 was 4.62%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at March 31, 2020 and December 31, 2019.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$ 5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three month LIBOR rate plus 393 basis points. As of March 31, 2020, unamortized costs related to this debt issuance were approximately $45,000.

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of March 31, 2020, unamortized costs related to this debt issuance were approximately $1,143,000.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may, under GAAP, be offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements, although the Company has elected to disclose such arrangements on a gross basis on its consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of March 31, 2020 and December 31, 2019:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
March 31, 2020
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(3,029)	$-	$(3,029)	$-	$(3,029)	$-

December 31, 2019
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(273)	$-	$(273)	$-	$-	$(273)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2020 and December 31, 2019. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, (11) the risk that the businesses of BNJ and ConnectOne Bancorp will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the acquisition of BNJ may not be fully realized within the expected timeframe; revenues following the acquisition of BNJ may be lower than expected; and customer and employee relationships and business operations may be disrupted by the acquisition of BNJ; and (12) the impact of the COVID-19 pandemic on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

Business Combinations: We account for business combinations under the acquisition method of accounting. Using this method, assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values as of the acquisition date. The application of this method of accounting requires the use of significant estimates and assumptions. The application of the acquisition method of accounting usually results in the recognition of goodwill and a core deposit intangible (if the acquiree has deposits). The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired, including any identifiable intangibles, if applicable. Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment and is usually not deductible for tax purposes.

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

Goodwill: The Company adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. The Company performs an annual goodwill impairment test in the fourth quarter of each year, or more often if events or circumstances warrant. At March 31, 2020, we performed a qualitative assessment and concluded a goodwill impairment did not exist. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions and any other potential triggering events that may indicate an impairment of goodwill in the future. In the event we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or our regulatory capital ratios.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2019 includes additional discussion on the accounting for income taxes.

Impact of COVID-19

The full impact of COVID-19 is unknown and rapidly evolving. It is impacting the Company’s operation and financial results, as well as those of our customers. For the quarter ended March 31, 2020, the Company recognized an increased provision for loan losses of $13.5 million related to the COVID-19 pandemic. In response to the COVID-19 pandemic, the Company has temporarily closed certain branch locations and is directing branch customers to drive-thru windows and online banking services. It is not yet known what impact these operational changes may have on the Company’s financial performance. The Company has also offered temporary relief to effected customers, deferring either the full loan payment, the principal component or the interest component of the loan payment for an initial period of time ranging from 30 to 90 days. As of May 8, 2020, the Company has executed 81 of these deferrals on outstanding loan balances of $46.7 million. The Company had approximately 630 additional deferral requests representing $1.0 billion in outstanding balances that were in process. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings, provided that the loan was current as of the date of the forbearance.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and bear interest at 1%, along with origination fees payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of May 8, 2020, the Company has closed or approved with the SBA approximately 2,000 PPP loans representing $470 million in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. Additionally, management has completed the actions required to activate participation in the Federal Reserve Bank’s PPP Lending Facility (“PPPLF”) and currently intends to fund all, or the vast majority of these loans, via the PPPLF. Furthermore, under the current regulatory guidance any PPP loan, which is pledged to and funded with the PPPLF, is excluded from the Company’s average asset base for the purposes of calculating the tier one leverage ratio, in addition to zero percent risk weighting for the purposes of risk based capital calculations.

Operating Results Overview

On January 2, 2020, the acquisition of Bancorp of New Jersey, Inc. was completed and first quarter 2020 results reflect the operations of the combined entity. Historical financial information includes only the operations of ConnectOne.

Net income for the three months ended March 31, 2020 was $6.0 million compared to $11.6 million for the comparable three-month period ended March 31, 2019. The Company’s diluted earnings per share were $0.15 for the three months ended March 31, 2020 as compared with diluted earnings per share of $0.33 for the comparable three-month period ended March 31, 2019. The decrease in net income and diluted earnings per share was primarily attributable to an increase in provision for loan losses and noninterest expenses, offset by an increase in net interest income, an increase in noninterest income and a decrease in income tax expense. The increase in provision for loan losses was primarily attributable to provisioning related to the economic uncertainties surrounding COVID-19 for the three months ended March 31, 2020.

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

Fully taxable equivalent net interest income for the three months ended March 31, 2020 increased by $10.3 million, or 22.5%, from the comparable three-month period ended March 31, 2019, resulting from an increase in average interest-earning assets of 19.2%, primarily loans, and a widening of the net interest margin of 7 basis-points to 3.41% from 3.34%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $3.5 million during the three months ended March 31, 2020 and $1.2 million during the comparable three-month period ended March 31, 2019. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.20% in the first quarter of 2020, contracting by 5 basis-points from the first quarter of 2019 adjusted net interest margin of 3.25%. The decrease in the adjusted net interest margin was primarily attributable higher cash balances and from the BNJ acquisition. The adjusted net interest margin contraction resulting from the BNJ acquisition was mitigated through securities portfolio restructuring and deposit rate reductions effected toward the end of the first quarter of 2020.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2020 and 2019, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2020			2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (8)	Balance	Expense	Rate (8)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$452,294	$3,095	2.75%	$531,083	$4,369	3.34%
Total loans (2) (3) (4)	5,956,469	73,220	4.94	4,907,683	60,597	5.01
Federal funds sold and interest-bearing with banks	148,429	499	1.35	57,690	357	2.51
Restricted investment in bank stocks	27,316	400	5.89	26,478	457	7.00
Total interest-earning assets	6,584,508	77,214	4.72	5,522,934	65,780	4.83
Noninterest-earning assets:
Allowance for loan losses	(38,970)			(35,499)
Other noninterest-earning assets	560,489			421,626
Total assets	$7,106,027			$5,909,061

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,962,714	10,371	2.13	$1,515,249	8,303	2.22
Other interest-bearing deposits	2,660,755	6,841	1.03	2,236,630	7,048	1.28
Total interest-bearing deposits	4,623,469	17,212	1.50	3,751,879	15,351	1.66

Borrowings	477,121	2,352	1.98	486,687	3,024	2.52
Subordinated debentures (5)	128,913	1,834	5.72	128,585	1,845	5.82
Finance lease	2,303	35	6.11	2,479	37	6.05
Total interest-bearing liabilities	5,231,806	21,433	1.65	4,369,630	20,257	1.88

Demand deposits	955,358			824,115
Other liabilities	54,622			35,148
Total noninterest-bearing liabilities	1,009,980			859,263
Stockholders’ equity	864,241			680,168
Total liabilities and stockholders’ equity	$7,106,027			$5,909,061
Net interest income (tax-equivalent basis)		55,781			45,523
Net interest spread (6)			3.07%			2.95%
Net interest margin (7)			3.41%			3.34%
Tax-equivalent adjustment		(500)			(571)
Net interest income		$55,281			$44,952

(1)	Average balances are based on amortized cost and includes equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% federal tax rate.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)

Average balances are net of debt issuance costs of $1,240 and $1,570 for the three months ended March 31, 2020 and March 31, 2019, respectively. Amortization expense related to debt issuance costs included in interest expense was $82 and $83 for the three months ended March 31, 2020 and March 31, 2019, respectively.

(6)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(7)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(8)	Rates are annualized.

Noninterest Income

Noninterest income totaled $2.9 million for the three months ended March 31, 2020, compared with $1.7 million for the three months ended March 31, 2019. Noninterest income consists of income on bank owned life insurance, net gains on sales of loans held-for-sale, net gains (losses) on equity securities and deposit service fees, loan fees, and other income. The increase from the prior year first quarter was mainly attributable increases in deposit service fees, loan fees and other income and net gains on sale of loans held-for-sale. The increase in deposit service fees, loan fees and other income was primarily attributable to the acquisitions of our FinTech subsidiary, BoeFly and BNJ. The increase in net gains on sale of loans held-for-sale was attributable to sales of commercial real estate loans originated for sale during the first quarter of 2020.

Noninterest Expenses

Noninterest expenses totaled $35.1 million for the three months ended March 31, 2020, compared to $28.1 million for the three months ended March 31, 2019. Noninterest expenses increased by $7.0 million from the prior year first quarter due primarily an increase of $2.6 million in salaries and employee benefits, $1.9 million in merger expenses, $1.0 million in occupancy and equipment, $0.4 million in professional and consulting, $0.3 million in data processing and $0.3 million in other expenses. These increases were all primarily attributable to the expansion of our franchise through the acquisition of BNJ

Income Taxes

Income tax expense was $1.0 million for the three months ended March 31, 2020, compared to $2.5 million for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 and March 31, 2019 was 14.8% and 17.6%, respectively. The decrease in the effective tax rate for the current quarter from the prior year quarter was due to a larger proportion of income from nontaxable sources.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

					Amount
	March 31, 2020		December 31, 2019		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$1,240,227	20.6%	$1,129,661	22.1%	$110,566
Commercial real estate	3,707,391	61.7	3,041,959	59.4	665,432
Commercial construction	676,836	11.3	623,326	12.2	53,510
Residential real estate	387,400	6.4	320,020	6.2	67,380
Consumer	1,965	0.0	3,328	0.1	(1,363)
Gross loans	$6,013,819	100.0%	$5,118,294	100.0%	$895,525

At March 31, 2020, gross loans totaled $6.0 billion, an increase of $896 million, or 17.5%, as compared to December 31, 2019. Net loan growth was primarily attributable to the BNJ acquisition, with increases in commercial real estate ($665 million), commercial ($111 million), commercial construction ($54 million), and residential real estate and consumer ($66 million).

At March 31, 2020, acquired loans within the loan portfolio totaled $1.2 billion, compared to $0.5 billion as of December 31, 2019. The increase was attributable to the BNJ acquisition.

Allowance for Loan Losses and Related Provision

In accordance with the accounting relief provisions of the CARES Act and regulatory guidance, the Company has postponed the adoption of the current expected credit losses (“CECL”) accounting standards. Management reached this decision due to the complexities of CECL loan loss forecasting exacerbated by the quickly changing economic environment resulting from the COVID-19 pandemic. The Company measured its allowance under its current incurred loan loss model as of March 31, 2020.

At March 31, 2019, the ALLL was $54.2 million as compared to $38.3 million at December 31, 2019. The provision for loan losses for the three months ended March 31, 2020 was $16.0 million, compared to $4.5 million for the three months ended March 31, 2019. The increase in the provision for loan losses was primarily attributable to a $13.5 million of provision related the economic uncertainties caused by the COVID-19 pandemic.

There were $112 thousand in net charge-offs for the three months ended March 31, 2020, compared with $2.6 million in net loan charge-offs for the three months ended March 31, 2019. The ALLL as a percentage of loans receivable amounted to 0.90% at March 31, 2020 compared to 0.75% at December 31, 2019 and 0.74 % at March 31, 2019.

The level of the allowance for the respective periods of 2020 and 2019 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2020 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance. Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Average loans receivable at end of period	$5,922,814	$4,907,559

Analysis of the ALLL:
Balance - beginning of quarter	$38,293	$34,954
Charge-offs:
Commercial	(124)	-
Commercial real estate	-	(2,676)
Residential real estate	-	-
Consumer	(3)
Total charge-offs	(127)	(2,676)
Recoveries:
Commercial	-	71
Residential real estate	-	2
Consumer	3	7
Total recoveries	3	80
Net recoveries (charge-offs)	(124)	(2,596)
Provision for loan and losses	16,000	4,500
Balance - end of period	$54,169	$36,858
Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.01%	0.21%

Loans receivable	$6,009,310	$4,972,651
ALLL as a percentage of loans receivable	0.90%	0.74%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Nonaccrual loans	$62,373	$49,481
OREO	-	-
Total nonperforming assets (1)	$62,373	$49,481

Performing TDRs	$21,293	$21,410
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$5,524	$3,107

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	1.04%	0.97%
Nonperforming assets to total assets	0.86%	0.80%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.48%	1.44%

As of March 31, 2020, loans 30-59 days past due increased $85.3 million from $5.6 million at December 31, 2019 to $90.9 million, March 31, 2020. As of March 31, 2020, $81.5 million of the total loans 30-59 days past due were exactly 30 days, resulting primarily from the shutdown of nonessential business. This impacted the Company’s ability to receive payments from and renew loans due, as many of our borrowers were not adequately prepared to work remotely. In addition, $34.9 million of the loans 30-59 days past due as of March 31, 2020 have subsequently made their March and April 2020 payments, while $33.9 million have requested deferment.

Securities Available-For-Sale

As of March 31, 2020, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the quarter ended March 31, 2020, average securities decreased $78.8 million to approximately $452.3 million, or 6.9% of average total interest-earning assets, from approximately $531.1 million, or 9.6% of average interest-earning assets, for the comparable period in 2019.

At March 31, 2020, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $7.3 million as compared with net unrealized gains of $2.7 million at December 31, 2019. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and credit spreads and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2020 and December 31, 2019, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of March 31, 2020, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.64%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.15%. As of December 31, 2019, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.55%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.71%.

Based on our model, which was run as of March 31, 2020, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.48%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.54%. As of December 31, 2019, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.86%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.86%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2020, would decline by 8.01% with an instantaneous rate shock of up 200 basis points, and increase by 5.59% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2019, would decline by 7.2% with an instantaneous rate shock of up 200 basis points, and increase by 3.69% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one year NII sensitivity as of March 31, 2020.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$861,198	$(114,986)	(11.78)	+300	$230,316	$4,329	1.92
+200	898,035	(78,149)	(8.01)	+200	227,437	1,450	0.64
+100	931,864	(44,320)	(4.54)	+100	226,088	101	0.04
0	976,184	-	0.0	0	225,987	-	0.0
-100	1,030,750	54,566	5.59	-100	223,379	(2,608)	(1.15)

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

At March 31, 2020, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2020, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $620.3 million, which represented 8.5% of total assets and 9.9% of total deposits and borrowings, compared to $506 million as of December 31, 2019, which represented 8.2% of total assets and 9.6% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2020, had the ability to borrow $2.2 billion. In addition, at March 31, 2020, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $5.3 million. At March 31, 2020, the Bank had aggregate available and unused credit of approximately $973.6 million, which represents the aforementioned facilities totaling $2.2 billion net of $1.2 billion in outstanding borrowings and letters of credit. At March 31, 2020, outstanding commitments for the Bank to extend credit were approximately $974.0 million.

Cash and cash equivalents totaled $282.8 million at March 31, 2020, increasing by $81.3 million from $201.5 million at December 31, 2019. Operating activities provided $46.5 million in net cash. Investing activities used $95.4 million in net cash, primarily reflecting an increase in loans, securities purchases, cash acquired from BNJ, and cash consideration for the BNJ acquisition. Financing activities provided $130.2 million in net cash, primarily reflecting a net increase in FHLB borrowing of approximately $177 million and a reduction in deposits.

Deposits

Total deposits increased by $872 million, or 18.8%, to $6.4 billion at March 31, 2020 from December 31, 2019. The increase was primarily attributable the acquisition of BNJ. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	March 31, 2020		December 31, 2019		(Decrease)
	Amount	%	Amount	%	2020 vs. 2019
	(dollars in thousands)
Demand, noninterest-bearing	$979,778	17.8%	$819,917	17.7%	$159,861
Demand, interest-bearing	1,135,231	20.6	980,669	21.1	154,562
Money market	1,193,740	21.7	1,121,605	24.2	72,135
Savings	226,043	4.1	165,538	3.6	60,505
Time	1,974,400	35.8	1,549,700	33.4	424,700
Total deposits	$5,509,192	100.0%	$4,637,429	100.0%	$871,763

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate at March 31, 2020 was 4.62%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $854 million at March 31, 2020, an increase of $123 million from December 31, 2019. The increase in stockholders’ equity was primarily attributable to the acquisition of BNJ. As of March 31, 2020, the Company’s tangible common equity ratio and tangible book value per share were 8.96% and $15.93, respectively. As of December 31, 2019, the tangible common equity ratio and tangible book value per share were 9.38% and $16.06, respectively. Total goodwill and other intangible assets were approximately $221 million as of March 31, 2020 and $168 million at December 31, 2019.

	March 31,	December 31,
	2020	2019
	(dollars in thousands, except for share and per
	share data)
Stockholders’ equity	$853,710	$731,190

Less: Goodwill and other intangible assets	(221,263)	(168,034)
Tangible common stockholders’ equity	$632,447	$563,156

Common stock outstanding at period end	39,704,921	35,072,066

Book value per common share	$21.50	$20.85
Less: Goodwill and other intangible assets	5.57	4.79
Tangible book value per common share	$15.93	$16.06

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2020 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$632,738	9.20%	$275,001	4.00%	N/A	N/A
CET I risk-based ratio	627,583	9.63	293,256	4.50	N/A	N/A
Tier 1 risk-based capital	632,738	9.71	391,008	6.00	N/A	N/A
Total risk-based capital	811,907	12.46	521,344	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$711,648	10.36%	$274,807	4.00%	$343,508	5.00%
CET I risk-based ratio	711,648	10.88	293,099	4.50	423,366	6.50
Tier 1 risk-based capital	711,648	10.88	390,799	6.00	521,066	8.00
Total risk-based capital	798,067	12.20	521,006	8.00	651,332	10.00

N/A - not applicable

As of March 31, 2020, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. Beginning January 1, 2019, the Company and the Bank were required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of March 31, 2020 both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 1.21% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 1.75% above the minimum buffer ratio.

Item 3. Qualitative and Quantitative Disclosures about Market Risks

Market Risk

Interest rate risk management is our primary market risk. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

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

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus, including the closure of all non-essential business and stay at home orders, have been weighing on the macroeconomic environment in our New Jersey/New York metropolitan market trade area, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;

•

declines in collateral values;

•

third party disruptions, including outages at network providers and other suppliers;

•

increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

•

operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity”

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: May 8, 2020		Date: May 8, 2020