Form 10-Q
period 2020-06-30
ConnectOne Bancorp, Inc.
filed 2020-08-10
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,752,711 shares
(Title of Class)	(Outstanding as of August 10, 2020)

Item 1. Financial Statements

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(in thousands, except for share data)	2020	2019
	(unaudited)
ASSETS
Cash and due from banks	$62,764	$65,717
Interest-bearing deposits with banks	286,597	135,766
Cash and cash equivalents	349,361	201,483

Securities available-for-sale	418,426	404,701
Equity securities	13,407	11,185

Loans held-for-sale	11,212	33,250

Loans receivable	6,363,267	5,113,527
Less: Allowance for loan losses	68,724	38,293
Net loans receivable	6,294,543	5,075,234

Investment in restricted stock, at cost	26,656	27,397
Bank premises and equipment, net	31,103	19,236
Accrued interest receivable	29,894	20,949
Bank owned life insurance	165,056	137,961
Right of use operating lease assets	23,771	15,137
Goodwill	208,373	162,574
Core deposit intangibles	12,232	5,460
Other assets	33,150	59,465
Total assets	$7,617,184	$6,174,032
LIABILITIES
Deposits:
Noninterest-bearing	$1,276,070	$861,728
Interest-bearing	4,550,791	3,905,814
Total deposits	5,826,861	4,767,542
Borrowings	667,062	500,293
Operating lease liabilities	27,648	16,449
Subordinated debentures, net	202,476	128,885
Other liabilities	25,396	29,673
Total liabilities	6,749,443	5,442,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 42,411,666 shares at June 30, 2020 and 37,676,006 shares at December 31, 2019; outstanding 39,753,033 shares at June 30, 2020 and 35,072,067 at December 31, 2019	586,946	468,571
Additional paid-in capital	22,069	21,344
Retained earnings	288,688	271,782
Treasury stock, at cost 2,658,633 common shares at June 30, 2020 and 2,603,940 at December 31, 2019	(30,271)	(29,360)
Accumulated other comprehensive income (loss)	309	(1,147)
Total stockholders’ equity	867,741	731,190
Total liabilities and stockholders’ equity	$7,617,184	$6,174,032

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$75,797	$63,524	$148,733	$123,850
Interest and dividends on investment securities:
Taxable	1,712	2,573	3,778	5,515
Tax-exempt	647	1,081	1,460	2,208
Dividends	442	410	842	867
Interest on federal funds sold and other short-term investments	79	290	578	647
Total interest income	78,677	67,878	155,391	133,087
Interest expense
Deposits	13,597	16,596	30,809	31,947
Borrowings	4,290	5,752	8,511	10,658
Total interest expense	17,887	22,348	39,320	42,605
Net interest income	60,790	45,530	116,071	90,482
Provision for loan losses	15,000	1,100	31,000	5,600
Net interest income after provision for loan losses	45,790	44,430	85,071	84,882
Noninterest income
Income on bank owned life insurance	1,128	833	2,095	1,655
Net gains on sale of loans held-for-sale	237	46	630	65
Deposit, loan and other income	3,212	914	4,499	1,700
Net gains on equity securities	44	158	222	261
Net (losses) gains on sales of securities available-for-sale	-	(9)	29	(1)
Total noninterest income	4,621	1,942	7,475	3,680
Noninterest expenses
Salaries and employee benefits	14,529	11,793	29,122	23,748
Occupancy and equipment	3,156	2,357	6,627	4,852
FDIC insurance	1,093	825	1,949	1,580
Professional and consulting	1,673	1,370	3,247	2,579
Marketing and advertising	426	397	730	607
Data processing	1,586	1,139	3,059	2,294
Merger and restructuring expenses	5,146	331	14,640	7,893
Loss on extinguishment of debt	-	1,047	-	1,047
Amortization of core deposit intangibles	652	364	1,304	728
Increase in value of acquisition price	2,333	-	2,333	-
Other components of net periodic pension expense	(29)	29	(59)	57
Other expenses	2,498	1,938	5,169	4,267
Total noninterest expenses	33,063	21,590	68,121	49,652
Income before income tax expense	17,348	24,782	24,425	38,910
Income tax expense	2,516	5,501	3,563	7,994
Net income	$14,832	$19,281	$20,862	$30,916
Earnings per common share:
Basic	$0.37	$0.54	$0.53	$0.87
Diluted	0.37	0.54	0.52	0.87

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income	$14,832	$19,281	$20,862	$30,916

Other comprehensive income (loss):

Unrealized gains and losses:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(1,423)	4,027	4,829	9,585
Tax effect	392	(1,055)	(1,299)	(2,477)
Net of tax	(1,031)	2,972	3,530	7,108

Reclassification adjustment for realized losses (gains) included in net income	-	9	(29)	1
Tax effect	-	(2)	6	-
Net of tax	-	7	(23)	1

Unrealized losses on cash flow hedges	(566)	(762)	(3,315)	(929)
Tax effect	140	255	913	282
Net of tax	(426)	(507)	(2,402)	(647)

Reclassification adjustment for realized losses (gains) included in net income	318	(177)	311	(358)
Tax effect	(71)	39	(69)	79
Net of tax	247	(138)	242	(279)

Unrealized pension plan gains and losses:
Unrealized pension plan losses before reclassifications	-	-	-	(562)
Tax effect	-	-	-	158
Net of tax	-	-	-	(404)

Reclassification adjustment for amortization included in net income	76	90	151	179
Tax effect	(21)	(25)	(42)	(50)
Net of tax	55	65	109	129

Total other comprehensive (loss) income	(1,155)	2,399	1,456	5,908

Total comprehensive income	$13,677	$21,680	$22,318	$36,824

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Six Months Ended June 30, 2020

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	20,862	-	-	20,862
Other comprehensive income, net of tax	-	-	-	-	-	1,456	1,456
Cash dividends declared on common stock ($0.090 per share)	-	-	-	(3,956)	-	-	(3,956)
Exercise of stock options (25,413 shares)	-	-	163	-	-	-	163
Restricted stock grants (68,853 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (16,541 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,402 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(639)	-	-	-	(639)
Repurchase of treasury stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation	-	-	1,201	-	-	-	1,201
Balance as of June 30, 2020	$-	$586,946	$22,069	$288,688	$(30,271)	$309	$867,741

	Three Months Ended June 30, 2020

							Total
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other (Loss) Income	Stockholders’ Comprehensive Equity
Balance as of March 31, 2020	$-	$586,946	$21,746	$273,825	$(30,271)	$1,464	$853,710
Net income	-	-	-	14,832	-	-	14,832
Other comprehensive loss, net of tax	-	-	-	-	-	(1,155)	(1,155)
Cash dividends adjustment	-	-	-	31	-	-	31
Restricted stock grants (48,169 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(342)	-	-	-	(342)
Stock-based compensation	-	-	665	-	-	-	665

Balance as of June 30, 2020	$-	$586,946	$22,069	$288,688	$(30,271)	$309	$867,741

(continued)

	Six Months Ended June 30, 2019

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	30,916	-	-	30,916
Other comprehensive income, net of tax	-	-	-	-	-	5,908	5,908
Cash dividends declared on common stock ($0.18 per share)	-	-	-	(6,612)	-	-	(6,612)
Exercise of stock options (28,937 shares)	-	-	265	-	-	-	265
Restricted stock grants (52,480 shares)	-	-	-	-	-	-	-
Net restricted stock units issued (4,904 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (240,018 shares)	-	-	-	-	(5,175)	-	(5,175)
Net performance units issued (26,517 shares)	-	-	196	-	-	-	196
Stock issued (3,032,496 shares) in acquisition of Greater Hudson Bank	-	56,025	-	-	-	-	56,025
Restricted stock issued (119,008 shares) in acquisition of BoeFly, LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation expense	-	-	1,274	-	-	-	1,274
Balance as of June 30, 2019	$-	$468,571	$19,777	$235,649	$(21,892)	$(2,881)	$699,224

	Three Months Ended June 30, 2019

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of March 31, 2019	$-	$468,571	$16,513	$219,558	$(16,967)	$(5,280)	$682,395
Net income	-	-	-	19,281	-	-	19,281
Other comprehensive income, net of tax	-	-	-	-	-	2,399	2,399
Cash dividends declared on common stock ($0.090 per share)	-	-	-	(3,190)	-	-	(3,190)
Exercise of stock options (6,946) shares)	-	-	122	-	-	-	122
Restricted stock grants (8,997 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (227,018 shares)	-	-	-	-	(4,925)	-	(4,925)
Restricted stock issued (119,008 shares) in acquisition of BoeFly, LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation expense	-	-	642	-	-	-	642
Balance as of June 30, 2019	$-	$468,571	$19,777	$235,649	$(21,892)	$(2,881)	$699,224

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$20,862	$30,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,860	1,597
Provision for loan losses	31,000	5,600
Amortization of intangibles	1,304	728
Net accretion of loans	(3,752)	(2,450)
Accretion on bank premises	(45)	(43)
Accretion on deposits	(2,673)	(639)
(Accretion) amortization on borrowings, net	(104)	114
Stock-based compensation	1,201	1,470
(Gains) losses on sales of securities available-for-sale, net	(29)	1
Gains on equity securities, net	(222)	(261)
Gains on sales of loans held-for-sale, net	(630)	(65)
Loans originated for resale	(17,141)	(4,044)
Proceeds from sale of loans held-for sale	30,894	4,109
Loss on extinguishment of debt	-	1,047
Increase in cash surrender value of bank owned life insurance	(2,095)	(1,655)
Amortization of premiums and accretion of discounts on securities available-for-sale, net	2,512	1,759
Amortization of subordinated debentures issuance costs	170	164
Increase in accrued interest receivable	(6,035)	(624)
Net change in operating leases	2,051	1,390
Decrease in other assets	25,042	4,231
Decrease in other liabilities	(8,602)	(8,078)
Net cash provided by operating activities	75,568	35,267

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(108,584)	(141,739)
Sales	19,624	150,332
Maturities, calls and principal repayments	97,625	91,028
Purchases of equity securities	(2,000)	-
Sales of equity securities	-	569
Net redemptions (purchases) of restricted investment in bank stocks	3,805	(631)
Payments on loans held-for-sale	172	-
Net increase in loans	(463,094)	(186,892)
Purchases of bank owned life insurance	(25,000)	-
Purchases of premises and equipment	(855)	(649)
Proceeds from sale of OREO	992	-
Cash and cash equivalents acquired in acquisition	111,368	13,741
Cash consideration paid in acquisition	(23,977)	(2,530)
Net cash used in investing activities	(389,924)	(76,771)

Cash flows from financing activities
Net increase in deposits	276,614	133,580
Increase in subordinated debentures	73,421	-
Advances of borrowings	1,376,489	892,000
Repayments of borrowings	(1,259,358)	(960,031)
Repurchase of treasury stock	(911)	(5,175)
Cash dividends paid on common stock	(3,545)	(5,851)
Proceeds from exercise of stock options	163	265
Share redemption for tax withholdings on performance units and restricted stock units earned	(639)	-
Net cash provided by financing activities	462,234	54,788
Net change in cash and cash equivalents	147,878	13,284
Cash and cash equivalents at beginning of period	201,483	172,366

Cash and cash equivalents at end of period	$349,361	$185,650

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$41,189	$44,169
Income taxes	12,096	7,816

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-investment to held-for-sale	$10,995	-
Transfer of loans from held-for-sale to held-for-investment	19,738	-

Business combinations:
Fair value of assets acquired	$949,282	$534,146
Fair value of liabilities assumed	852,729	488,475

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other interim period. The Company’s 2019 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Risks and Uncertainties

As previously disclosed, on March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the New Jersey/New York metropolitan area in which the Company primarily operates. Although the Company has been able to continue operations while taking steps to ensure the safety of employees and customers, COVID-19 could also potentially create widespread business continuity issues for the Company.

Federal Reserve reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for loan losses, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards in 2020

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

In accordance with the accounting relief provisions of the CARES Act, as it currently stands, the Company elected to delay the adoption of FASB’s new standard covering the CECL model until the earlier of the termination date of the national emergency declared by President Trump on March 13, 2020 under the National Emergencies Act, related to the outbreak of COVID-19, and December 31, 2020. Management reached this decision due to the complexities of CECL loan loss forecasting exacerbated by the quickly changing economic environment resulting from the COVID-19 pandemic. Once the delay provision has been terminated, adoption will be retroactive to January 1, 2020. During 2019, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. While the Company has not finalized the impact of implementing CECL, the Company expects to recognize a one-time cumulative effect adjustment to the allowance and beginning retained earnings, net of tax, upon adoption. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors. The Company measured its allowance under its current incurred loan loss model as of June 30, 2020.

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

Note 2. Business Combination

Bancorp of New Jersey, Inc.

On January 2, 2020, Bancorp of New Jersey, Inc. (“BNJ”) merged with and into the Company, with the Company as the surviving entity. As a result of the merger, the Company acquired nine branch offices all located in Bergen County, New Jersey. Subject to the allocation and proration procedures set forth in the merger agreement, holders of BNJ common stock had the right to elect, with respect to each share of BNJ common stock, to receive either (i) $16.25 in cash or (ii) 0.780 of a share of CNOB common stock (plus cash in lieu of any fractional shares of CNOB common stock to which such holder would otherwise be entitled). The allocation and proration procedures set forth in the merger agreement required that approximately 20% of the shares of BNJ common stock be converted into cash and the remaining approximately 80% of BNJ common shares be converted into shares of the Company common stock.

The acquisition of BNJ was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $45.8 million and a core deposit intangible of $8.1 million. The assets acquired and liabilities assumed and consideration paid in the acquisition of BNJ were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through January 2, 2021, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. As of June 30, 2020 there were no material changes to the provisional fair value adjustments recorded on January 2, 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Business Combinations – (continued)

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair
Value at
January 2, 2020
(in thousands)
Consideration paid:
Common stock issued in acquisition	$118,375
Cash paid in acquisition	23,977
Total consideration paid:	142,352

Assets acquired:
Cash and cash equivalents	111,368
Securities available-for-sale	20,073
Loans, net	774,720
Premises and equipment, net	12,826
Accrued interest receivable	2,910
Core deposit intangibles	8,076
Other assets	19,309
Total assets acquired	949,282
Liabilities assumed:
Deposits	785,378
Borrowings	49,742
Other liabilities	17,609
Total liabilities assumed	852,729

Net assets acquired	96,553

Goodwill recorded in acquisition	$45,799

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

Direct acquisition and integration costs of the BNJ acquisition were expensed as incurred. These items were recorded as merger expenses on the consolidated statement of income. During the three and six months ended June 30, 2020, merger expenses related to the BNJ acquisition were $2.1 and $11.6 million, respectively.

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

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except for per share data)
	2020	2019	2020	2019
Net income	$14,832	$19,281	$20,862	$30,916
Earnings allocated to participating securities	(69)	(58)	(94)	(140)
Income attributable to common stock	$14,763	$19,223	$20,768	$30,776

Weighted average common shares outstanding, including participating securities	39,640	35,365	39,603	35,322
Weighted average participating securities	(104)	(49)	(123)	(26)
Weighted average common shares outstanding	39,536	35,316	39,480	35,296

Incremental shares from assumed conversions of options,
performance units and non-participating restricted shares	76	79	112	74
Weighted average common and equivalent shares outstanding	39,612	35,395	39,592	35,370

Earnings per common share:
Basic	$0.37	$0.54	$0.53	$0.87
Diluted	0.37	0.54	0.52	0.87

There were no antidilutive share equivalents as of June 30, 2020 and June 30, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale

The Company’s investment securities are all classified as available-for-sale at June 30, 2020 and December 31, 2019. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2020 and December 31, 2019. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale at June 30, 2020 and December 31, 2019.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2020	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$44,868	$1,827	$(26)	$46,669
Residential mortgage pass-through securities	206,186	4,424	(40)	210,570
Commercial mortgage pass-through securities	2,026	205	-	2,231
Obligations of U.S. states and political subdivisions	126,128	2,899	(306)	128,721
Corporate bonds and notes	25,159	270	(594)	24,835
Asset-backed securities	5,274	-	(208)	5,066
Certificates of deposit	148	2	-	150
Other securities	184	-	-	184
Total securities available-for-sale	$409,973	$9,627	$(1,174)	$418,426

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$27,667	$612	$(42)	$28,237
Residential mortgage pass-through securities	199,611	1,528	(643)	200,496
Commercial mortgage pass-through securities	4,995	37	(35)	4,997
Obligations of U.S. states and political subdivisions	134,500	2,411	(392)	136,519
Corporate bonds and notes	28,142	285	(45)	28,382
Asset-backed securities	5,845	-	(65)	5,780
Certificates of deposit	148	2	-	150
Other securities	140	-	-	140
Total securities available-for-sale	$401,048	$4,875	$(1,222)	$404,701

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

Investment securities having a carrying value of approximately $114.5 million and $111.5 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale at June 30, 2020, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	June 30, 2020
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$5,476	$5,521
Due after one year through five years	23,961	23,716
Due after five years through ten years	25,669	26,255
Due after ten years	146,471	149,949
Residential mortgage pass-through securities	206,186	210,570
Commercial mortgage pass-through securities	2,026	2,231
Other securities	184	184
Total securities available-for-sale	$409,973	$418,426

Gross gains and losses from the sales of securities for periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)
	2020	2019	2020	2019
Proceeds	$-	$47,664	$19,624	$150,332

Gross gains on sales of securities	-	263	29	400
Gross losses on sales of securities	-	(272)	-	(401)
Net losses on sales of securities	-	(9)	29	(1)
Less: tax provision on net losses	-	2	(6)	-

Net losses on sales of securities, after tax	$-	$(7)	$23	$(1)

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 36 and 53 securities as of June 30, 2020 and December 31, 2019, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, and asset-backed securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and credit spreads and do not affect the expected cash flows of the underlying collateral or issuer.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$11,366	$(26)	$11,358	$(26)	$8	$-
Residential mortgage pass-through securities	10,784	(40)	10,774	(40)	10	-
Obligations of U.S. states and political subdivisions	28,353	(306)	9,024	(24)	19,329	(282)
Corporate bonds and notes	8,374	(594)	8,374	(594)	-	-
Asset-backed securities	5,066	(208)	1,902	(48)	3,164	(160)
Total temporarily impaired securities	$63,943	$(1,174)	$41,432	$(732)	$22,511	$(442)

	December 31, 2019
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$6,512	$(42)	$6,498	$(42)	$14	$-
Residential mortgage pass-through securities	94,980	(643)	49,154	(179)	45,826	(464)
Commercial mortgage pass-through securities	2,006	(35)	2,006	(35)	-	-
Obligations of U.S. states and political subdivisions	34,775	(392)	10,306	(8)	24,469	(384)
Corporate bonds and notes	5,437	(45)	2,478	(23)	2,959	(22)
Asset-backed securities	5,718	(65)	2,268	(22)	3,450	(43)
Total Temporarily Impaired Securities	$149,428	$(1,222)	$72,710	$(309)	$76,718	$(913)

Note 5. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps were entered into on August 24, 2015, April 13, 2017, January 1, 2020 and March 3, 2020 each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank ("FHLB") advance. In addition, interest rate swaps were entered into on June 4, 2019 and August 6, 2019, each with a respective notional amount of $50.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2020, December 31, 2019 and June 30, 2019 are presented in the following table.

	June 30,	December 31,	June 30,
	2020	2019	2019
	(dollars in thousands)
Notional amount	$200,000	$150,000	$125,000
Weighted average pay rates	1.70%	1.82%	1.81%
Weighted average receive rates	1.37%	2.37%	2.69%
Weighted average maturity	1.2 years	1.5 years	1.7 years

Fair value	$(3,277)	$(273)	$(128)

Interest expense recorded on these swap transactions totaled approximately $318 thousand and $311 thousand during the three and six months ended June 30, 2020, respectively, compared to $(176) thousand and $(358) thousand during the three and six months ended June 30, 2019, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Six Months Ended June 30, 2020
	Amount of gain	Amount of (gain)	Amount of gain
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(3,315)	$311	$-

Six Months Ended June 30, 2019
	Amount of gain	Amount of gain	Amount of gain
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(929)	$(358)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$200,000	$(3,277)	$150,000	$(273)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses

Loans Receivable - The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial(1)	$1,659,935	$1,129,661
Commercial real estate	3,676,057	3,041,959
Commercial construction	673,893	623,326
Residential real estate	366,315	320,020
Consumer	2,001	3,328
Gross loans	6,378,201	5,118,294
Net deferred loan fees	(14,934)	(4,767)
Total loans receivable	$6,363,267	$5,113,527
(1)	Includes Paycheck Protection Program ("PPP") loans of $474 million as of June 30, 2020.

At June 30, 2020 and December 31, 2019, loan balances of approximately $2.8 billion and $2.5 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$-	$2,285
Commercial real estate	10,867	30,965
Residential real estate	345	-
Total carrying amount	$11,212	$33,250

Purchased Credit-Impaired Loans - The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows at June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$3,881	$5,452
Commercial real estate	5,487	1,101
Commercial construction	4,160	-
	$13,528	$6,553

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during either the three months and six months ended June 30, 2020 or June 30, 2019. There were no reversals from the allowance for loan losses during the three and six months ended June 30, 2020 or June 30, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2020	2019
	(dollars in thousands)
Balance at March 31	$1,678	$2,213
Accretion of income	(353)	(575)
Balance at June 30	$1,325	$1,638

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2020	2019
	(dollars in thousands)
Balance at December 31	$1,301	$1,134
New loans acquired	605	1,286
Accretion of income	(581)	(782)
Balance at June 30	$1,325	$1,638

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans included in loans receivable by loan class as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$30,584	$31,455
Commercial real estate	9,739	8,338
Commercial construction	18,205	6,773
Residential real estate	6,050	2,915
Consumer	2	-
Total nonaccrual loans	$64,580	$49,481

Nonaccrual loans and loans 90 days or greater past due and still accruing included both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,594,144	$20,977	$44,814	$-	$1,659,935
Commercial real estate	3,639,674	14,469	21,914	-	3,676,057
Commercial construction	643,456	-	30,437	-	673,893
Residential real estate	355,196	-	11,119	-	366,315
Consumer	1,999	-	2	-	2,001
Gross loans	$6,234,469	$35,446	$108,286	$-	$6,378,201

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,059,852	$22,159	$47,650	$-	$1,129,661
Commercial real estate	3,014,956	10,301	16,702	-	3,041,959
Commercial construction	604,298	4,609	14,419	-	623,326
Residential real estate	316,476	-	3,544	-	320,020
Consumer	3,328	-	-	-	3,328
Gross loans	$4,998,910	$37,069	$82,315	$-	$5,118,294

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by class as of June 30, 2020 and December 31, 2019.

	June 30, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$35,727	$81,377
Commercial real estate	15,464	15,733
Commercial construction	17,899	17,899
Residential real estate	3,699	4,020
Total (no related allowance)	$72,789	$119,029

With an allowance recorded
Commercial construction	6,463	6,463	$1,806
Residential real estate	261	261	47
Total (with allowance)	$6,724	$6,724	$1,853

Total
Commercial	$35,727	$81,377	$-
Commercial real estate	15,464	15,733	-
Commercial construction	24,362	24,362	1,806
Residential real estate	3,960	4,281	47
Total	$79,513	$125,753	$1,853

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$37,984	$83,225
Commercial real estate	15,249	15,467
Commercial construction	8,649	8,649
Residential real estate	1,311	1,463
Consumer	-	-
Total (no related allowance)	$63,193	$108,804

With an allowance recorded
Commercial construction	$3,530	$3,530	$1,244
Residential real estate	263	263	23
Total (with allowance)	$3,793	$3,793	$1,267

Total
Commercial	$37,984	$83,225	$-
Commercial real estate	15,249	15,467	-
Commercial construction	12,179	12,179	1,244
Residential real estate	1,574	1,726	23
Consumer	-	-	-
Total	$66,986	$112,597	$1,267

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Impaired loans (no allowance)

Commercial	$35,813	$91	$33,663	$82	$36,127	$185	$33,066	$164
Commercial real estate	15,415	82	17,205	68	15,352	155	17,170	143
Commercial construction	17,719	87	6,048	25	17,545	171	6,049	80
Residential real estate	3,500	-	3,198	-	3,308	-	3,195	-

Total	$72,447	$260	$60,114	$175	$72,332	$511	$59,480	$387

Impaired loans (allowance):

Commercial real estate	$-	$-	$393	$-	$-	$-	$393	$-
Commercial construction	6,463	-	2,850	42	6,463	-	2,818	85
Residential real estate	262	1	255	-	262	3	256	-

Total	$6,725	$1	$3,498	$42	$6,725	$3	$3,467	$85

Total impaired loans:
Commercial	$35,813	$91	$33,663	$82	$36,127	$185	$33,066	$164
Commercial real estate	15,415	82	17,598	68	15,352	155	17,563	143
Commercial construction	24,182	87	8,898	67	24,008	171	8,867	165
Residential real estate	3,762	1	3,453	-	3,570	3	3,451	-

Total	$79,172	$261	$63,612	$217	$79,057	$514	$62,947	$472

Included in impaired loans at June 30, 2020 and December 31, 2019 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due at June 30, 2020 and December 31, 2019:

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,124	$6,679	$2,658	$30,584	$41,045	$1,618,890	$1,659,935
Commercial real estate	-	4,267	1,331	9,739	15,337	3,660,720	3,676,057
Commercial construction	-	3,055	-	18,205	21,260	652,633	673,893
Residential real estate	301	346	1,982	6,050	8,679	357,636	366,315
Consumer	-	-	-	2	2	1,999	2,001
Total	$1,425	$14,347	$5,971	$64,580	$86,323	$6,291,878	$6,378,201

Included in the 90 days or greater past due and still accruing category as of June 30, 2020 are purchased credit-impaired loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	June 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$-	$-	$1,806	$47	$-		$1,853
Collectively evaluated for impairment	9,305	21,284	5,904	1,643	5		38,141
Acquired portfolio	40	1,371	316	-	-		1,727
Acquired with deteriorated credit quality	-	-	-	-	-		-
Unallocated	-	-	-	-	-		27,003
Total	$9,345	$22,655	$8,026	$1,690	$5	$27,003	$68,724

Gross loans
Individually evaluated for impairment	$35,727	$15,464	$24,362	$3,960	$-		$79,513
Collectively evaluated for impairment	1,529,703	2,762,767	596,699	266,155	1,710		5,157,034
Acquired portfolio	90,624	892,339	52,832	92,040	291		1,128,126
Acquired with deteriorated credit quality	3,881	5,487	-	4,160	-		13,528
Total	$1,659,935	$3,676,057	$673,893	$366,315	$2,001		$6,378,201

	December 31, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$1,244	$23	$-		$1,267
Collectively evaluated for impairment	8,309	19,967	5,744	1,662	3		35,685
Acquired portfolio	40	886	316	-	-		1,242
Acquired with deteriorated credit quality	-	-	-	-	-		-
Unallocated	-	-	-	-	-		99
Total	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Gross loans
Individually evaluated for impairment	$37,984	$15,249	$12,179	$1,574	$-		$66,986
Collectively evaluated for impairment	1,011,708	2,669,999	578,620	276,177	3,064		4,539,568
Acquired portfolio	74,517	355,610	32,527	42,269	264		505,187
Acquired with deteriorated credit quality	5,452	1,101	-	-	-		6,553
	$1,129,661	$3,041,959	$623,326	$320,020	$3,328		$5,118,294
Total

Included in the unallocated amount as of June 30, 2020 is a $27.0 million provision recorded during the six months ended June 30, 2020 associated with impacts of the COVID-19 pandemic. Management anticipates this amount will be allocated in future periods as more information regarding the individual loan and portfolio segment-specific impacts of the pandemic becomes available.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan losses by loan segment is as follows:

	Three Months Ended June 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at March 31, 2020	$9,058	$22,036	$7,819	$1,681	$3	$13,572	$54,169

Charge-offs	(380)	-	-	(69)	-	-	(449)

Recoveries	2	2	-	-	-	-	4

Provision for loan losses	665	617	207	78	2	13,431	15,000
Balance at June 30, 2020	$9,345	$22,655	$8,026	$1,690	$5	$27,003	$68,724

	Three Months Ended June 30, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at March 31, 2019	$8,660	$21,561	$4,982	$1,166	$1	$488	$36,858

Charge-offs	-	(406)	-	-	-	-	(406)

Recoveries	115	30	-	1	-	-	146

Provision	(54)	300	560	41	1	252	1,100
Balance at June 30, 2019	$8,721	$21,485	$5,542	$1,208	$2	$740	$37,698

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

	Six Months Ended June 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2019	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Charge-offs	(504)	-	-	(69)	(3)	-	(576)

Recoveries	2	2	-	3	-	-	7

Provision	1,498	1,800	722	71	5	26,904	31,000
Balance at June 30, 2020	$9,345	$22,655	$8,026	$1,690	$5	$27,003	$68,724

	Six Months Ended June 30, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance at December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Charge-offs	-	(3,082)	-	-	-	-	(3,082)

Recoveries	186	30	-	3	7	-	226

Provision	(1,340)	5,690	1,023	(61)	(7)	295	5,600

Balance at June 30, 2019	$8,721	$21,485	$5,542	$1,208	$2	$740	$37,698

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Troubled Debt Restructurings

Loans are considered to have been modified in a troubled debt restructuring (“TDRs”) when, except as discussed below, due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a troubled debt restructuring remains on nonaccrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

At June 30, 2020 and June 30, 2019, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of June 30, 2020, TDRs totaled $50.9 million, of which $30.5 million were on nonaccrual status and $20.4 million were performing under their restructured terms. As of December 31, 2019, TDRs totaled $52.0 million, of which $30.6 million were on nonaccrual status and $21.4 million were performing under their restructured terms. The Company has allocated $47 thousand and $-0- of specific allowance for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

There were no loans modified as TDRs during the three and six months ended June 30, 2020 and June 30, 2019. There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2020 and June 30, 2019.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not be considered TDR if they were performing at year-end and the other considerations set forth in the interagency statements were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end. As of June 30, 2020, the Bank had 575 deferred loans totaling approximately $937 million. The majority of these loans were initially deferred between 90 and 120 days.

The following table sets forth the composition of these loans by loan segments as of June 30, 2020:

	Number of Loans	Unpaid Principal Balance
	(dollars in thousands)
Commercial	331	$123,031
Commercial real estate	126	688,336
Commercial construction	15	73,670
Residential real estate	101	52,312
Consumer	2	23
Total	575	$937,372

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 are as follows:

		June 30, 2020
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$46,669	$-	$46,669	$-
Residential mortgage pass-through securities	210,570	-	210,570	-
Commercial mortgage pass-through securities	2,231	-	2,231	-
Obligations of U.S. states and political subdivision	128,721	-	119,741	8,980
Corporate bonds and notes	24,835	-	24,835	-
Asset-backed securities	5,066	-	5,066	-
Certificates of deposit	150	-	150	-
Other securities	184	184	-	-
Total available-for-sale	$418,426	$184	$409,262	$8,980

Equity securities	13,407	11,447	1,960	-
Total assets	$431,833	$11,631	$411,222	$8,980

Liabilities
Derivatives	$(3,277)	$-	$(3,277)	$-
Total liabilities	$(3,277)	$-	$(3,277)	$-

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
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$28,237	$-	$28,237	$-
Residential mortgage pass-through securities	200,496	-	200,496	-
Commercial mortgage pass-through securities	4,997	-	4,997	-
Obligations of U.S. states and political subdivision	136,519	-	127,405	9,114
Corporate bonds and notes	28,382	-	28,382	-
Asset-backed securities	5,780	-	5,780	-
Certificates of deposit	150	-	150	-
Other securities	140	140	-	-
Total available-for-sale	404,701	140	395,447	9,114

Equity securities	11,185	11,185	-	-
Total assets	$415,886	$11,325	$395,447	$9,114

Liabilities
Derivatives	$(273)	$-	$(273)	$-
Total liabilities	$(273)	-	$(273)	$-

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2020 and during the year ended December 31, 2019.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Impaired Loans: The Company may record adjustments to the carrying value of loans based on fair value measurements, generally as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with GAAP. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and are also based on Level 3 inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements at June 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	June 30,	Assets	Inputs	Inputs
basis:	2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial construction	$4,657	$-	$-	$4,657
Residential real estate	214	-	-	214

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	December 31,	Assets	Inputs	Inputs
basis:	2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial construction	$2,286	$-	$-	$2,286
Residential	240	-	-	240

Impaired loans – Collateral dependent impaired loans at June 30, 2020 that required a valuation allowance were $6.7 million with a related valuation allowance of $1.8 million compared to $3.8 million with a related valuation allowance of $1.3 million at December 31, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and for the year ended December 31, 2019:

Municipal
Securities
(dollars in thousands)
Balance at December 31, 2019	$9,114
Principal paydowns	(134)
Balance at June 30, 2020	$8,980

Municipal
Securities
(dollars in thousands)
Balance at December 31, 2018	$9.377
Principal paydowns	(263)
Balance at December 31, 2019	$9,114

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2020
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,980	Discounted cash flows	Discount rate	2.9%

December 31, 2019
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,114	Discounted cash flows	Discount rate	2.9%

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

June 30, 2020

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Impaired loans:
Commercial construction	$4,657	Appraisals of collateral value	Adjustment for Comparable sales	-13% to +6% (-3%)

Residential	$214	Appraisals of collateral value	Adjustment for Comparable sales	-3% to +11% (0%)

December 31, 2019

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Impaired loans:
Commercial construction	$2,286	Appraisals of collateral value	Comparable sales	0% - 5% (3%)

Residential	$240	Appraisals of collateral value	Comparable sales	2% - 14% (9%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2020 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and December 31, 2019:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
June 30, 2020
Financial assets:
Cash and due from banks	$349,361	$349,361	$349,361	$-	$-
Securities available-for-sale	418,426	418,426	184	409,262	8,980
Investment in restricted stocks	26,656	n/a	n/a	n/a	n/a
Equity securities	13,407	13,407	11,447	1,960	-
Net loans	6,294,543	6,364,056	-	-	6,364,056
Accrued interest receivable	29,894	29,894	-	1,969	27,925

Financial liabilities:
Noninterest-bearing deposits	1,276,070	1,276,070	1,276,070	-	-
Interest-bearing deposits	4,550,791	4,572,784	2,742,927	1,829,857	-
Borrowings	667,062	671,634	-	671,634	-
Subordinated debentures	202,476	199,962	-	199,962	-
Derivatives	3,277	3,277	-	3,277	-
Accrued interest payable	4,756	4,756	-	4,756	-

December 31, 2019
Financial assets:
Cash and due from banks	$201,483	$201,483	$201,483	$-	$-
Investment securities available-for-sale	404,701	404,701	140	395,447	9,114
Restricted investment in bank stocks	27,397	n/a	n/a	n/a	n/a
Equity securities	11,185	11,185	11,185	-	-
Net loans	5,075,234	5,096,669	-	-	5,096,669
Accrued interest receivable	20,949	20,949	-	2,187	18,762

Financial liabilities:
Noninterest-bearing deposits	861,728	861,728	861,728	-	-
Interest-bearing deposits	3,905,814	3,917,405	2,352,093	1,565,312	-
Borrowings	500,293	502,026	-	502,026	-
Subordinated debentures	128,885	134,973	-	134,973	-
Derivatives	273	273	-	273	-
Accrued interest payable	4,018	4,018	-	4,018	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to originate loans is immaterial and not included in the tables above.

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

Note 8. Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale, unrealized gains (losses) on cash flow hedges, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, each net of taxes.

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line item in the Statement Where Net Income is Presented
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Sale of investment securities	$-	$(9)	$29	$(1)	Net (losses) gains on sale of securities available-for-sale Income tax expense
available for sale	-	2	(6)	-
	-	(7)	23	(1)

Net interest income on swaps	$(318)	$176	$(311)	$358	Borrowings
	71	(39)	69	(79)	Income tax expense
	(247)	137	(242)	279

Amortization of pension plan net	(76)	(90)	(151)	(179)	Other components of net periodic pension expense
actuarial losses	21	25	42	50	Income tax benefit
	(55)	(65)	(109)	(129)

Total reclassification	$(302)	$65	$(328)	$149

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive income (loss) at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$6,231	$2,724
Cash flow hedge, net of tax	(2,353)	(193)
Defined benefit pension and post-retirement plans, net of tax	(3,569)	(3,678)
Total	$309	$(1,147)

Note 9. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2020. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2020 are approximately 314,394. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three months ended June 30, 2020 and June 30, 2019 was $0.5 million and $0.8 million, respectively.

Activity under the Company’s options for the six months ended June 30, 2020 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	73,426	$8.19
Granted	-	-
Exercised	(25,413)	7.39
Forfeited/cancelled/expired	-	-
Outstanding at June 30, 2020	48,013	$8.61	1.7	$360,793

Exercisable at June 30, 2020	48,013	$8.61	1.7	$360,793

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock Based Compensation – (continued)

Activity under the Company’s restricted shares for the six months ended June 30, 2020 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2019	75,351	$21.61
Granted	68,853	17.42
Vested	(47,198)	21.41
Forfeited/cancelled/expired	-	-
Nonvested June 30, 2020	97,006	$18.73

As of June 30, 2020, there was approximately $1.5 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.2 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned at December 31, 2019	90,097		$23.85
Awarded	82,579		10.77
Change in estimate	2,490		22.75
Vested shares	(37,337)		22.75
Unearned at June 30, 2020	137,829	206,744	$16.29

At June 30, 2020, the specific number of shares related to performance units that were expected to vest was 137,829, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. At June 30, 2020 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 206,744. During the six months ended June 30, 2020, 37,337 shares vested. A total of 14,935 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the six months ended June 30, 2020 were 22,402 shares. At June 30, 2020, compensation cost of approximately $1.3 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned at December 31, 2019	73,069	$23.62
Awarded	123,870	10.77
Vested shares	(27,626)	24.53
Unearned at June 30, 2020	169,313	$14.07

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the six months ended June 30, 2020, 27,626 shares vested. A total of 11,085 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the six months ended June 30, 2020 were 16,541 shares. At June 30, 2020, compensation cost of approximately $2.1 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months	Three Months
	Ended	Ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Service cost	$-	$-
Interest cost	91	113

Expected return on plan assets	(196)	(174)
Net amortization	76	90

Total periodic pension (income) cost	$(29)	$29

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Service cost	$-	$-
Interest cost	182	226

Expected return on plan assets	(392)	(348)
Net amortization	151	179

Total periodic pension (income) cost	$(59)	$57

Contributions

The Company did not contribute to the Pension Trust during the six months ended June 30, 2020. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2020. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Borrowings

The Company’s borrowings and weighted average interest rates are summarized below:

	June 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$460,485	1.23%	$500,293	1.96%

By remaining period to maturity:
Less than 1 year	$306,000	1.00%	$400,000	1.84%
1 year through less than 2 years	94,237	1.53%	62,000	2.26%
2 years through less than 3 years	57,399	1.93%	10,737	2.45%
3 years through less than 4 years	-	-	25,000	2.92%
4 years through 5 years	-	-	-	-
After 5 years	2,854	2.42%	2,882	2.43%
Total FHLB borrowings	460,490	1.23%	500,619	1.96%
Fair value premium (discount)	(5)		(326)
FHLB borrowings, net	$460,485		$500,293

Total Paycheck Protection Program Lending Facility (“PPPLF”) borrowings	206,577	0.35%	-
Total borrowings	$667,062		$500,293

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances at June 30, 2020 were primarily collateralized by approximately $2.0 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At June 30, 2020 the Company had remaining borrowing capacity of approximately $1.2 million at FHLB.

Included in borrowings for the period ended June 30, 2020 was $206.6 million of borrowed funds under the PPPLF. Under the PPPLF, each Reserve Bank lends funds, on a nonrecourse basis, to eligible borrowers that have made PPP loans, taking the PPP loans as collateral. The maturity date of an extension of credit under the PPPLF equals the maturity date of the PPP loan pledged to secure the extension of credit. The maturity date of the PPPLF’s extension of credit will be accelerated if the underlying PPP loan goes into default or if the eligible borrower sells the PPP loan to the SBA to realize on the SBA guarantee. The maturity date of the PPPLF’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by the eligible borrower from the SBA. Additionally, at the Company's, discretion the Company may prepay and borrowing under the PPPLF program at any time without incurring any associated penalty. The corresponding PPP loans which are pledged to secure these funds as of June 30, 2020 all carry maturity dates which contractually occur in April 2022.

Note 12. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2020 was 3.61%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Subordinated Debentures – (continued)

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at June 30, 2020 and December 31, 2019.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$ 5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”). The 2015 Notes may now be redeemed by the Company, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of June 30, 2020, all costs related to 2015 issuance have been amortized.

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2018 Notes”). The 2018 Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the 2018 Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of June 30, 2020, unamortized costs related to this debt issuance were approximately $1.1 million.

On June 10, 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance to, but excluding, June 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. From and including June 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero. As of June 30, 2020, unamortized costs related to this debt issuance were estimated to be $1.6 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may, under GAAP, be offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements, although the Company has elected to disclose such arrangements on a gross basis on its consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of June 30, 2020 and December 31, 2019:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
June 30, 2020
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(3,277)	$-	$(3,277)	$-	$(3,277)	$-

December 31, 2019
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(273)	$-	$(273)	$-	$-	$(273)

Note 14 – Goodwill

In accordance with ASC 350, the Company performs goodwill impairment test at least annually, or more frequently if triggering event occurs. In the second quarter of 2020, the impact of COVID-19, prompted the Company to quantitively evaluate goodwill for impairment. The Company engaged an independent third-party to evaluate the fair value of the Company compared to its carrying value. To estimate the fair value of the Company, the third-party relied on a weighted discounted cash flow method, guideline public company method, and transaction method. The results concluded that the fair value of the Company exceeded its current carrying value and goodwill impairment did not exist. As of June 30, 2020 and December 31, 2019, goodwill was $208.4 million and $162.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2020 and December 31, 2019. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed herein on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, (11) the risk that the businesses of BNJ and ConnectOne Bancorp will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the acquisition of BNJ may not be fully realized within the expected timeframe; revenues following the acquisition of BNJ may be lower than expected; and customer and employee relationships and business operations may be disrupted by the acquisition of BNJ; and (12) the impact of the COVID-19 pandemic on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

Goodwill: The Company adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. The Company performs an annual goodwill impairment test in the fourth quarter of each year, or more often if events or circumstances warrant. At June 30, 2020, we performed a quantitative assessment and concluded that goodwill impairment did not exist. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions and any other potential triggering events that may indicate an impairment of goodwill in the future. In the event we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or our regulatory capital ratios.

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

Impact of COVID-19

COVID-19 continues to impact the Company’s operation and financial results, as well as those of our customers. As of June 30, 2020, the Company has an unallocated loan loss reserve of $27.0 million related to the COVID-19 pandemic. In response to the COVID-19 pandemic, the Company has temporarily closed certain branch locations and is directing branch customers to drive-thru windows and online banking services. The Company has also offered temporary relief to effected customers, deferring either their full loan payment, the principal component or the interest component of their loan payment for an initial period of time ranging from 30 to 120 days. As of June 30, 2020, the Company has executed 575 of these deferrals on outstanding loan balances of $937.4 million. In accordance with interagency guidance issued in March 2020, and the provisions of the CARES Act, these short-term deferrals are not considered troubled debt restructurings, provided that the loan was current as of the date of the forbearance or as of year-end 2019. Additionally, there have been virtually no first-time deferment requests since June 30, 2020 and we estimate that more than 50% of the loans deferred will return to their original terms in the third quarter of 2020.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company was an active participant in assisting its customers with applications for resources through the program. PPP loans originated prior to June 5, 2020 have a two-year term, which may be extended to five years with the consent of the Company, and those originated on or after June 5, 2020 have a five year term, and the loans bear interest at 1%, along with an origination fee payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, the Company has closed or approved with the SBA approximately 2,200 PPP loans representing $473.7 million in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and, as such, the Company has not included the PPP loans in calculation of the allowance for loan losses as of June 30, 2020. Should those circumstances change, the Company could be required to establish an additional allowance for loan loss through additional provisions for loan loss expense charged to earnings. Additionally, management has elected to participate in the Federal Reserve Bank’s PPP Lending Facility ("PPPLF") and at June 30, 2020 has funded $206.6 million in PPP loans via the PPPLF. Furthermore, under the current regulatory guidance any PPP loan, which is pledged to and funded with the PPPLF, is excluded from the Company's average asset base for the purposes of calculating the tier one leverage ratio, in addition to zero percent risk weighting for the purposes of risk based capital calculations.

Operating Results Overview

Net income for the three months ended June 30, 2020 was $14.8 million compared to $19.3 million for the comparable three-month period ended June 30, 2019. The Company’s diluted earnings per share were $0.37 for the three months ended June 30, 2020 as compared with diluted earnings per share of $0.54 for the comparable three-month period ended June 30, 2019. The decrease in net income and diluted earnings per share was primarily attributable to an increase in provision for loan losses and noninterest expenses, partially offset by an increase in net interest income, an increase in noninterest income and a decrease in income tax expense. The increase in provision for loan losses was primarily attributable to provisioning related to the economic uncertainties surrounding COVID-19 for the three months ended June 30, 2020.

Net income for the six months ended June 30, 2020 was $20.9 million compared to $30.9 million for the comparable three-month period ended June 30, 2019. The Company’s diluted earnings per share were $0.52 for the six months ended June 30, 2020 as compared with diluted earnings per share of $0.87 for the comparable six-month period ended June 30, 2019. The decrease in net income and diluted earnings per share was primarily attributable to an increase in provision for loan losses and noninterest expenses, partially offset by an increase in net interest income, an increase in noninterest income and a decrease in income tax expense. The increase in provision for loan losses was primarily attributable to provisioning related to the economic uncertainties surrounding COVID-19 for the six months ended June 30, 2020.

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

Fully taxable equivalent net interest income for the three months ended June 30, 2020 increased by $15.2 million, or 32.9%, from the comparable three-month period ended June 30, 2019, resulting from an increase in average interest-earning assets of 27.8%, primarily resulting from the BNJ acquisition, and a widening of the net interest margin of 14 basis-points to 3.44% from 3.30%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $3.1 million during the three months ended June 30, 2020 and $1.7 million during the comparable three-month period ended June 30, 2019. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.27% in the second quarter of 2020, widening by 10 basis-points from the second quarter of 2019 adjusted net interest margin of 3.17%. The widening of the adjusted net interest margin resulted primarily from the favorable impact the Fed’s first quarter 2020 interest rate reductions had on our funding costs, which more than offset declines in our interest-earning asset yields. Included in interest income in the second quarter of 2020 was PPP fee income of approximately $3.7 million. The remaining $11.4 million in unamortized fees are expected to be realized over the next two to three quarters. The benefit to the second quarter 2020 net interest margin attributable to the PPP was offset by additional liquidity on the Bank’s balance sheet.

Fully taxable equivalent net interest income for the six months ended June 30, 2020 increased by $25.4 million, or 27.8%, from the comparable six-month period ended June 30, 2019, resulting from an increase in average interest-earning assets of 23.6%, primarily resulting from the BNJ acquisition, and a widening of the net interest margin of 10 basis-points to 3.42% from 3.32%. Included in net interest income was accretion and amortization of purchase accounting adjustments of $6.5 million during the six months ended June 30, 2020 and $3.0 million during the comparable six-month period ended June 30, 2019. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.23% for the six months ended June 30, 2020, widened by 2 basis-points from the six months ended June 30, 2019 adjusted net interest margin of 3.21%. The widening of the adjusted net interest margin resulted primarily from the favorable impact the Fed’s first quarter 2020 interest rate reductions had on our funding costs, which more than offset declines in our interest-earning asset yields. Included in interest income in the six months ended June 30, 2020 was PPP fee income of approximately $3.7 million. The benefit to the six months ended June 30, 2020 net interest margin attributable to the PPP was offset by additional liquidity on the Bank’s balance sheet.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2020 and 2019, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$443,282	$2,531	2.30%	$515,022	$3,941	3.07%
Loans receivable and loans held-for-sale (2) (3) (4)	6,332,503	76,088	4.83	5,005,509	63,799	5.11
Federal funds sold and interest-bearing deposits with banks	357,758	79	0.09	54,619	290	2.13
Restricted investment in bank stocks	31,002	442	5.73	31,936	410	5.15
Total interest-earning assets	7,164,545	79,140	4.44	5,607,086	68,440	4.90
Allowance for loan losses	(53,502)			(37,390)
Other noninterest-earning assets	573,360			431,973
Total assets	$7,684,403			$6,001,669

Interest-bearing liabilities:
Time deposits	$1,905,165	$9,586	2.02	$1,551,014	$9,366	2.42
Other interest-bearing deposits	2,639,052	4,011	0.61	2,183,384	7,230	1.33
Total interest-bearing deposits	4,544,217	13,597	1.20	3,734,398	16,596	1.78

Borrowings	798,648	2,235	1.13	603,260	3,870	2.57
Subordinated debentures, net of capitalized costs	141,904	2,021	5.73	128,666	1,845	5.75
Capital lease obligation	2,257	34	6.06	2,436	37	6.09
Total interest-bearing liabilities	5,487,026	17,887	1.31	4,468,760	22,348	2.01

Noninterest-bearing demand deposits	1,277,428			800,856
Other liabilities	51,153			37,075
Total noninterest-bearing liabilities	1,328,581			837,931
Stockholders’ equity	868,796			694,978
Total liabilities and stockholders’ equity	$7,684,403			$6,001,669
Net interest income (tax-equivalent basis)		61,253			46,092
Net interest spread (5)			3.13%			2.89%
Net interest margin (6)			3.44%			3.30%
Tax-equivalent adjustment		(463)			(562)
Net interest income		$60,790			$45,530

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$447,764	$5,626	2.53%	$523,008	$8,310	3.20%
Loans receivable and loans held-for-sale (2) (3) (4)	6,144,486	149,308	4.89	4,956,866	124,397	5.06
Federal funds sold and interest-bearing deposits with banks	253,093	578	0.46	56,146	647	2.32
Restricted investment in bank stocks	29,159	842	5.81	29,222	867	5.98
Total interest-earning assets	6,874,502	156,354	4.57	5,565,242	134,221	4.86
Allowance for loan losses	(46,240)			(36,450)
Other noninterest-earning assets	566,950			426,828
Total assets	$7,395,212			$5,955,620
Interest-bearing liabilities:
Time deposits	$1,933,939	$19,957	2.08	$1,533,230	$17,669	2.32
Other interest-bearing deposits	2,649,903	10,852	0.82	2,209,860	14,278	1.30
Total interest-bearing deposits	4,583,842	30,809	1.35	3,743,090	31,947	1.72

Borrowings	637,885	4,587	1.45	545,295	6,894	2.55
Subordinated debentures, net of capitalized costs	135,409	3,855	5.73	128,626	3,690	5.78
Capital lease obligation	2,280	69	6.09	2,458	74	6.07
Total interest-bearing liabilities	5,359,416	39,320	1.48	4,419,469	42,605	1.94

Noninterest-bearing demand deposits	1,116,393			812,421
Other liabilities	52,887			36,117
Total noninterest-bearing liabilities	1,169,280			848,538
Stockholders’ equity	866,516			687,613
Total liabilities and stockholders’ equity	$7,395,212			$5,955,620
Net interest income (tax-equivalent basis)		117,034			91,616
Net interest spread (5)			3.09%			2.92%
Net interest margin (6)			3.42%			3.32%
Tax-equivalent adjustment		(963)			(1,134)
Net interest income		$116,071			$90,482

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $4.6 million for the three months ended June 30, 2020, compared with $1.9 million for the three months ended June 30, 2019. The increase in noninterest income of $2.7 million from the three months ended June 30, 2019 was primarily attributed to increases deposit, loan and other income of $2.3 million, which included $2.3 millions of loan referral fee income of generated by BoeFly as a result of its participation in the PPP program. Additional increases were in net gains on sale of loans held-for-sale of $0.2 million and increases in income on bank owned life insurance of $0.3 million, offset by a reduction in net gains on equity securities of $0.1 million.

Noninterest income totaled $7.5 million for the six months ended June 30, 2020, compared with $3.7 million for the six months ended June 30, 2019. The increase in noninterest income of $3.8 million from the six months ended June 30, 2019 was primarily attributed to increases in deposit, loan and other income of $2.8 million, which included $2.3 million of loan referral fee income generated by BoeFly as a result of its participation in the PPP program. Additional increases were in net gains on sale of loans held-for-sale of $0.6 million and increases in income on bank owned life insurance of $0.4 million. The increases in net gains on sale of loans held-for-sale was attributable to sales of commercial real estate loans originated for sale during the first quarter of 2020.

Noninterest Expenses

Noninterest expenses totaled $33.1 million for the three months ended June 30, 2020, compared with $21.6 million for the three months ended June 30, 2019. Included in noninterest expenses were merger and restructuring expenses totaling $5.1 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively. Excluding merger and restructuring expenses, noninterest expenses increased by $6.7 million from the three months ended June 30, 2019, primarily attributable to an increases in salaries and employee benefits of $2.7 million, an additional $2.3 million in expenses related to the BoeFly acquisition, increases in occupancy and equipment expenses of $0.8 million, increases in other expenses of $0.6 million, increases in data processing of $0.4 million and increases in FDIC insurance of $0.3 million, partially offset by a $1.0 million loss on extinguishment of debt that took place during the three months ended June 30, 2019. There was no such charege in the current period. The increases in salaries and employee expenses, occupancy and equipment expenses, other expenses, data processing and FDIC insurance are mainly attributable to the acquisition of BNJ.

Noninterest expenses totaled $68.1 million for the six months ended June 30, 2020, compared with $49.7 million for the six months ended June 30, 2019. Included in noninterest expenses were merger and restructuring expenses totaling $14.6 million and $7.9 million during the six months ended June 30, 2020 and 2019, respectively. Excluding merger and restructuring expenses, noninterest expenses increased by $11.7 million from the six months ended June 30, 2019, primarily attributable to an increases in salaries and employee benefits of $5.3 million, an additional $2.3 million in expenses related to the BoeFly acquisition, increases in occupancy and equipment expenses of $1.8 million, increases in other expenses of $0.9 million, increases in data processing of $0.8 million and increases in professional and consulting of $0.7 million, partially offset by a $1.0 million loss on extinguishment of debt that took place during the second quarter of 2019. There was no such charege in the current period. The increases in salaries and employee expenses, occupancy and equipment expenses, other expenses, data processing and FDIC insurance are mainly attributable to the acquisition of BNJ.

Income Taxes

Income tax expense was $2.5 million for the three months ended June 30, 2020, compared to $5.5 million for the three months ended June 30, 2019. The decrease in income tax expense was the result of lower income before taxes. The effective tax rate for the three months ended June 30, 2020 and June 30, 2019 was 14.5% and 22.2%, respectively.

Income tax expense was $3.6 million for the six months ended June 30, 2020, compared to $8.0 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2019 was 14.6% versus 20.5% for the prior-year period.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

					Amount
	June 30, 2020		December 31, 2019		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial (1)	$1,659,935	26.1%	$1,129,661	22.1%	$530,274
Commercial real estate	3,676,057	57.6	3,041,959	59.4	634,098
Commercial construction	673,893	10.6	623,326	12.2	50,567
Residential real estate	366,315	5.7	320,020	6.2	46,295
Consumer	2,001	0.0	3,328	0.1	(1,327)
Gross loans	$6,378,201	100.0%	$5,118,294	100.0%	$1,259,907

(1)	Includes PPP loans of $474 million as of June 30, 2020.

At June 30, 2020, gross loans totaled $6.4 billion, an increase of $1.3 billion, or 24.6%, as compared to December 31, 2019. Net loan growth was primarily attributable to the BNJ acquisition and the origination of PPP loans.

At June 30, 2020, acquired loans within the loan portfolio totaled $1.1 billion, compared to $0.5 billion as of December 31, 2019. The increase was attributable to the BNJ acquisition.

Allowance for Loan Losses and Related Provision

In accordance with the accounting relief provisions of the CARES Act and regulatory guidance, the Company has postponed the adoption of the current expected credit losses (“CECL”) accounting standards. Management reached this decision due to the complexities of CECL loan loss forecasting exacerbated by the quickly changing economic environment resulting from the COVID-19 pandemic. The Company measured its allowance under its current incurred loan loss model as of June 30, 2020.

At June 30, 2020, the ALLL was $68.7 million as compared to $38.3 million at December 31, 2019. The provision for loan losses for the three and six months ended June 30, 2020 was $15.0 million and $31.0 million, respectively, compared to $1.1 million and $5.6 million for the three and six months ended June 30, 2019, respectively. The increase in the provision for loan losses was primarily attributable to a $27.0 million of unallocated provision related the economic uncertainties caused by the COVID-19 pandemic.

There were $0.4 million and $0.6 million in net charge-offs for the three and six months ended June 30, 2020, compared with $0.3 million and $2.9 million in net charge-offs for the three and six months ended June 30, 2019, respectively. The ALLL as a percentage of loans receivable amounted to 1.08% at June 30, 2020 compared to 0.75% at December 31, 2019 and 0.74 % at June 30, 2019. Excluding the impact of PPP loans in the calculation of the ALLL as a % of loans receivable, the ratio increases to 1.17% as of June 30, 2020. PPP loans do not have allowance for loan losses attributable to them, as they are gauranteed by the SBA.

The level of the allowance for the respective periods of 2020 and 2019 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. Addtionally, the higher allowance for loan losses for 2020 is a result of the impact of the COVID-19 pandemic. In management’s view, the level of the ALLL at June 30, 2020 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance. Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended
	June 30,
	2020	2019
	(dollars in thousands)
Average loans receivable at end of period	$6,301,174	$5,005,284
Average loans held-for-sale at end of period	31,329	225
Average total loans at end of period	$6,332,503	$5,005,509

Analysis of the ALLL:
Balance - beginning of quarter	$54,169	$36,858
Charge-offs:
Commercial	(380)	-
Commercial real estate	-	(406)
Residential real estate	(69)	-
Total charge-offs	(449)	(406)
Recoveries:
Commercial	2	115
Commercial real estate	2	30
Residential real estate	-	1
Total recoveries	4	146
Net (charge-offs) recoveries	(445)	(260)
Provision for loan and losses	15,000	1,100
Balance - end of period	$68,724	$37,698
Ratio of annualized net charge-offs during the period to average loans during the period	0.03%	0.02%

Loans receivable	$6,363,267	$5,090,492
ALLL as a percentage of loans receivable	1.08%	0.74%

	Six Months Ended
	June 30,
	2020	2019
	(dollars in thousands)
Average loans receivable at end of period	$6,111,994	$4,956,691
Average loans held-for-sale at end of period	32,492	175
Average total loans at end of period	$6,144,486	$4,956,866

Analysis of the ALLL:
Balance - beginning of quarter	$38,293	$34,954
Charge-offs:
Commercial	(504)	-
Commercial real estate	-	(3,082)
Residential real estate	(69)	-
Consumer	(3)	-
Total charge-offs	(576)	(3,082)
Recoveries:
Commercial	2	186
Commercial real estate	2	30
Residential real estate	3	3
Consumer	-	7
Total recoveries	7	226
Net (charge-offs) recoveries	(569)	(2,856)
Provision for loan and losses	31,000	5,600
Balance - end of period	$68,724	$37,698
Ratio of annualized net charge-offs during the period to average loans during the period	0.02%	0.12%

Loans receivable	$6,363,267	$5,090,492
ALLL as a percentage of loans receivable	1.08%	0.74%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Nonaccrual loans	$64,580	$49,481
OREO	-	-
Total nonperforming assets (1)	$64,580	$49,481

Performing TDRs	$20,418	$21,410
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$5,971	$3,107
(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to loans receivable	1.01%	0.97%
Nonperforming assets to total assets	0.85%	0.80%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.34%	1.44%

The above table does not include deferred loans, which totaled approximately $937 million as of June 30, 2020. These deferred loans could migrate to nonperforming assets sometime in the future but have not as of June 30, 2020.

Investment Securities

As of June 30, 2020, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended June 30, 2020, average securities decreased $71.7 million to approximately $443.3 million, or 6.2% of average total interest-earning assets, from approximately $515.0 million, or 9.2% of average interest-earning assets, for the comparable period in 2019.

At June 30, 2020, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $6.2 million as compared with net unrealized gains of $2.7 million at December 31, 2019. The increase in unrealized gains is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and credit spreads and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income (“NII”) simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2020 and December 31, 2019, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of June 30, 2020, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.91%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.55%. As of December 31, 2019, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.55%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.71%.

Based on our model, which was run as of June 30, 2020, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.55%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.59%. As of December 31, 2019, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.86%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.86%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2020, would decline by 6.60% with an instantaneous rate shock of up 200 basis points, and increase by 4.40% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2019, would decline by 7.2% with an instantaneous rate shock of up 200 basis points, and increase by 3.69% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of June 30, 2020.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$898,121	$(79,855)	(8.17)	+300	$241,702	$5,375	2.27
+200	913,438	(64,538)	(6.60)	+200	238,488	2,161	0.91
+100	933,568	(44,408)	(4.54)	+100	236,680	353	0.15
0	977,976	-	0.0	0	236,327	-	0.0
-100	1,022,015	44,039	4.40	-100	227,932	(8,395)	(3.55)

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

At June 30, 2020, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2020, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $666.5 million, which represented 8.8% of total assets and 10.3% of total deposits and borrowings, compared to $506 million as of December 31, 2019, which represented 8.2% of total assets and 9.6% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2020, had the ability to borrow $2.1 billion. In addition, at June 30, 2020, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $5.3 million. At June 30, 2020, the Bank had aggregate available and unused credit of approximately $1.2 billion, which represents the aforementioned facilities totaling $2.1 billion net of $880.4 million in outstanding borrowings and letters of credit. At June 30, 2020, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $349.4 million at June 30, 2020, increasing by $147.9 million from $201.5 million at December 31, 2019. Operating activities provided $75.6 million in net cash. Investing activities used $389.9 million in net cash, primarily reflecting an increase in loans, securities purchases, cash flows acquired from BNJ, and cash consideration for the BNJ acquisition. Financing activities provided $462.2 million in net cash, primarily reflecting a net increase in deposits of $276.6 million, an increase in subordinated debentures of $73.4 million and net borrowings of $117.1 million.

Deposits

The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	June 30, 2020		December 31, 2019		(Decrease)
	Amount	%	Amount	%	2020 vs. 2019
	(dollars in thousands)
Demand, noninterest-bearing	$1,276,070	21.9%	$819,917	17.7%	$456,153
Demand, interest-bearing	1,224,342	21.0	980,669	21.1	243,673
Money market	1,294,101	22.2	1,121,605	24.2	172,496
Savings	224,484	3.9	165,538	3.6	58,946
Time	1,807,864	31.0	1,549,700	33.4	258,164
Total deposits	$5,826,861	100.0%	$4,637,429	100.0%	$1,189,432

Total deposits increased by $1.2 billion, or 25.7%, to $5.8 billion at June 30, 2020 from December 31, 2019. The increase was primarily attributable the acquisition of BNJ.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate at June 30, 2020 was 3.61%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank and to repay $11.25 million of SBLF preferred stock issued to the U.S. Treasury on March 11, 2016. Remaining funds were used for general corporate purposes. The Notes may now be redeemed by the Company, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

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

During June 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance to, but excluding, June 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. From and including June 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

Stockholders’ Equity

The Company’s stockholders’ equity was $868 million at June 30, 2020, an increase of $137 million from December 31, 2019. The increase in stockholders’ equity was primarily attributable to the acquisition of BNJ, which increased capital by $118 million. As of June 30, 2020, the Company’s tangible common equity ratio and tangible book value per share were 8.75% and $16.28, respectively. As of December 31, 2019, the tangible common equity ratio and tangible book value per share were 9.38% and $16.06, respectively. Total goodwill and other intangible assets were approximately $221 million as of June 30, 2020 and $168 million as of December 31, 2019.

	June 30,	December 31,
	2020	2019
	(dollars in thousands, except for share and per
	share data)
Stockholders’ equity	$867,741	$731,190

Less: Goodwill and other intangible assets	(220,605)	(168,034)
Tangible common stockholders’ equity	$647,136	$563,156

Common stock outstanding at period end	39,753,033	35,072,067

Book value per common share	$21.83	$20.85
Less: Goodwill and other intangible assets	5.55	4.79
Tangible book value per common share	$16.28	$16.06

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2020 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
At June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$648,558	8.99%	$288,426	4.00%	N/A	N/A
CET I risk-based ratio	643,403	10.05	288,029	4.50	N/A	N/A
Tier 1 risk-based capital	648,558	10.13	384,039	6.00	N/A	N/A
Total risk-based capital	917,282	14.33	512,052	8.00	N/A	N/A

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
At June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$729,034	10.12%	$288,288	4.00%	$360,360	5.00%
CET I risk-based ratio	729,034	11.39	288,008	4.50	416,011	6.50
Tier 1 risk-based capital	729,034	11.39	384,010	6.00	512,014	8.00
Total risk-based capital	830,008	12.97	512,014	8.00	640,017	10.00

N/A - not applicable

As of June 30, 2020, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. Beginning January 1, 2019, the Company and the Bank were required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. Under this guidance banking institutions with a CET1, Tier 1 Capital Ratio and Total Risk Based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of June 30, 2020, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 1.63% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.47% above the minimum buffer ratio.

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

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus, including the closure of all non-essential business and stay at home orders, have been weighing on the macroeconomic environment in our New Jersey/New York metropolitan market trade area, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures, even as certain of them have been eased, have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well; As of June 30, 2020, we had agreed to short-term payment deferrals of approximately $937 million in outstanding loans for clients facing financial stress due to COVID-19 pandemic;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity”

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

10.1	Second Supplemental Indenture, dated as of June 15, 2020, between the Company an U.S. Bank National Association, as Trustee (1).

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1) Incorporated by reference from Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: August 10, 2020		Date: August 10, 2020