Form 10-Q
period 2020-09-30
ConnectOne Bancorp, Inc.
filed 2020-11-06
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,764,051 shares
(Title of Class)	(Outstanding as of November 6, 2020)

Item 1. Financial Statements

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
(in thousands, except for share data)	2020	2019
	(unaudited)
ASSETS
Cash and due from banks	$59,422	$65,717
Interest-bearing deposits with banks	196,697	135,766
Cash and cash equivalents	256,119	201,483

Securities available-for-sale	453,015	404,701
Equity securities	13,400	11,185

Loans held-for-sale	8,508	33,250

Loans receivable	6,251,051	5,113,527
Less: Allowance for loan losses	74,267	38,293
Net loans receivable	6,176,784	5,075,234

Investment in restricted stock, at cost	28,713	27,397
Bank premises and equipment, net	29,922	19,236
Accrued interest receivable	34,326	20,949
Bank owned life insurance	165,676	137,961
Right of use operating lease assets	22,830	15,137
Goodwill	208,372	162,574
Core deposit intangibles	11,605	5,460
Other assets	40,289	59,465
Total assets	$7,449,559	$6,174,032
LIABILITIES
Deposits:
Noninterest-bearing	$1,270,021	$861,728
Interest-bearing	4,528,735	3,905,814
Total deposits	5,798,756	4,767,542
Borrowings	506,225	500,293
Operating lease liabilities	26,726	16,449
Subordinated debentures, net of debt issuance costs	202,552	128,885
Other liabilities	24,564	29,673
Total liabilities	6,558,823	5,442,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 42,412,684 shares as of September 30, 2020 and 37,676,006 shares as of December 31, 2019; outstanding 39,754,051 shares as of September 30, 2020 and 35,072,067 as of December 31, 2019	586,946	468,571
Additional paid-in capital	22,867	21,344
Retained earnings	309,893	271,782
Treasury stock, at cost 2,658,633 common shares as of September 30, 2020 and 2,603,940 as of December 31, 2019	(30,271)	(29,360)
Accumulated other comprehensive income (loss)	1,301	(1,147)
Total stockholders’ equity	890,736	731,190
Total liabilities and stockholders’ equity	$7,449,559	$6,174,032

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$74,755	$66,796	$223,488	$190,646
Interest and dividends on investment securities:
Taxable	1,305	1,916	5,083	7,431
Tax-exempt	688	897	2,148	3,105
Dividends	426	502	1,268	1,369
Interest on federal funds sold and other short-term investments	47	278	625	925
Total interest income	77,221	70,389	232,612	203,476
Interest expense
Deposits	11,947	17,351	42,756	49,298
Borrowings	4,725	4,632	13,236	15,290
Total interest expense	16,672	21,983	55,992	64,588
Net interest income	60,549	48,406	176,620	138,888
Provision for loan losses	5,000	2,000	36,000	7,600
Net interest income after provision for loan losses	55,549	46,406	140,620	131,288
Noninterest income
Income on bank owned life insurance	1,598	915	3,693	2,570
Net gains on sale of loans held-for-sale	614	278	1,244	343
Deposit, loan and other income	1,278	1,116	5,777	2,816
Net (losses) gains on equity securities	(7)	79	215	340
Net (losses) gains on sales of securities available-for-sale	-	(279)	29	(280)
Total noninterest income	3,483	2,109	10,958	5,789
Noninterest expenses
Salaries and employee benefits	15,144	12,420	44,266	36,168
Occupancy and equipment	3,566	2,480	10,193	7,332
FDIC insurance	1,105	(364)	3,054	1,216
Professional and consulting	1,926	1,499	5,173	4,078
Marketing and advertising	214	473	944	1,080
Data processing	1,470	1,058	4,529	3,352
Merger and restructuring expenses	-	191	14,640	8,084
Loss on extinguishment of debt	-	-	-	1,047
Amortization of core deposit intangibles	627	340	1,931	1,068
Increase in value of acquisition price	-	-	2,333	-
Other components of net periodic pension (income) expense	(30)	29	(89)	86
Other expenses	2,456	2,253	7,625	6,520
Total noninterest expenses	26,478	20,379	94,599	70,031
Income before income tax expense	32,554	28,136	56,979	67,046
Income tax expense	7,768	6,440	11,331	14,434
Net income	$24,786	$21,696	$45,648	$52,612
Earnings per common share:
Basic	$0.62	$0.61	$1.15	$1.49
Diluted	0.62	0.61	1.15	1.48

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income	$24,786	$21,696	$45,648	$52,612

Other comprehensive income (loss):

Unrealized gains and losses:
Unrealized holding gains on available-for-sale securities arising during the period	703	2,236	5,532	11,821
Tax effect	(160)	(584)	(1,459)	(3,061)
Net of tax	543	1,652	4,073	8,760

Reclassification adjustment for realized losses (gains) included in net income	-	279	(29)	280
Tax effect	-	(62)	6	(62)
Net of tax	-	217	(23)	218

Unrealized losses on cash flow hedges	(82)	(49)	(3,397)	(977)
Tax effect	42	27	955	309
Net of tax	(40)	(22)	(2,442)	(668)

Reclassification adjustment for realized losses (gains) included in net income	631	(204)	942	(563)
Tax effect	(196)	46	(265)	125
Net of tax	435	(158)	677	(438)

Unrealized pension plan gains and losses:
Unrealized pension plan losses before reclassifications	-	-	-	(562)
Tax effect	-	-	-	158
Net of tax	-	-	-	(404)

Reclassification adjustment for amortization included in net income	75	90	226	269
Tax effect	(21)	(26)	(63)	(76)
Net of tax	54	64	163	193

Total other comprehensive income	992	1,753	2,448	7,661

Total comprehensive income	$25,778	$23,449	$48,096	$60,273

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended September 30, 2020
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	45,648	-	-	45,648
Other comprehensive income, net of tax	-	-	-	-	-	2,448	2,448
Cash dividends declared on common stock ($0.18 per share)	-	-	-	(7,537)	-	-	(7,537)
Exercise of stock options (25,413 shares)	-	-	163	-	-	-	163
Restricted stock grants, net of forfeitures (68,531 shares)	-	-	-	-	-	-	-
Stock grants issued (1,340 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (16,541 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,402 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(639)	-	-	-	(639)
Repurchase of treasury stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation	-	-	1,999	-	-	-	1,999
Balance as of September 30, 2020	$-	$586,946	$22,867	$309,893	$(30,271)	$1,301	$890,736

	Three Months Ended September 30, 2020
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other (Loss) Income	Total Stockholders’ Equity
Balance as of June 30, 2020	$-	$586,946	$22,069	$288,688	$(30,271)	$309	$867,741
Net income	-	-	-	24,786	-	-	24,786
Other comprehensive income, net of tax	-	-	-	-	-	992	992
Cash dividends declared on common stock ($0.09 per share)	-	-	-	(3,581)	-	-	(3,581)
Restricted stock grants, net of forfeitures (1,018 shares)	-	-	-	-	-	-	-
Stock-based compensation	-	-	798	-	-	-	798

Balance as of September 30, 2020	$-	$586,946	$22,867	$309,893	$(30,271)	$1,301	$890,736

(continued)

	Nine Months Ended September 30, 2019
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	52,612	-	-	52,612
Other comprehensive income, net of tax	-	-	-	-	-	7,661	7,661
Cash dividends declared on common stock ($0.27 per share)	-	-	-	(9,798)	-	-	(9,798)
Exercise of stock options (28,937 shares)	-	-	265	-	-	-	265
Restricted stock grants (64,459 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (4,904 shares)	-	-	-	-	-	-	-
Repurchase of stock (240,018 shares)	-	-	-	-	(5,175)	-	(5,175)
Net shares issued in satisfaction of performance units earned (26,517 shares)	-	-	196	-	-	-	196
Stock issued (3,032,496 shares) in acquisition of Greater Hudson Bank	-	56,025	-	-	-	-	56,025
Restricted stock issued (119,008 shares) in acquisition of BoeFly, LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation	-	-	1,947	-	-	-	1,947
Balance as of September 30, 2019	$-	$468,571	$20,450	$254,159	$(21,892)	$(1,128)	$720,160

	Three Months Ended September 30, 2019
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of June 30, 2019	$-	$468,571	$19,777	$235,649	$(21,892)	$(2,881)	$699,224
Net income	-	-	-	21,696	-	-	21,696
Other comprehensive income, net of tax	-	-	-	-	-	1,753	1,753
Cash dividends declared on common stock ($0.09 per share)	-	-	-	(3,186)	-	-	(3,186)
Restricted stock grants (11,979 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	673	-	-	-	673
Balance as of September 30, 2019	$-	$468,571	$20,450	$254,159	$(21,892)	$(1,128)	$720,160

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$45,648	$52,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,102	2,333
Provision for loan losses	36,000	7,600
Amortization of intangibles	1,931	1,068
Net accretion of loans	(5,225)	(3,790)
Accretion on bank premises	(68)	(65)
Accretion on deposits	(3,568)	(917)
(Accretion) amortization on borrowings, net	(139)	166
Stock-based compensation	1,999	2,143
(Gains) losses on sales of securities available-for-sale, net	(29)	280
Gains on equity securities, net	(215)	(340)
Gains on sales of loans held-for-sale, net	(1,244)	(343)
Loans originated for resale	(34,328)	(11,807)
Proceeds from sale of loans held-for sale	51,367	10,552
Loss on extinguishment of debt	-	1,047
Increase in cash surrender value of bank owned life insurance	(3,693)	(2,570)
Amortization of premiums and accretion of discounts on securities available-for-sale, net	4,000	3,069
Amortization of subordinated debentures issuance costs	247	246
Increase in accrued interest receivable	(10,467)	(376)
Net change in operating leases	2,071	1,359
Decrease in other assets	18,117	2,483
Decrease in other liabilities	(5,750)	(1,396)
Net cash provided by operating activities	99,756	63,354

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(222,062)	(203,494)
Sales	19,624	183,728
Maturities, calls and principal repayments	175,729	136,375
Purchases of equity securities	(2,000)	-
Sales of equity securities	-	569
Net redemptions (purchases) of restricted investment in bank stocks	1,748	3,190
Payments on loans held-for-sale	204	-
Net increase in loans	(348,861)	(239,012)
Purchases of bank owned life insurance	(25,000)	(10,000)
Purchases of premises and equipment	(894)	(1,336)
Proceeds from life insurance death benefits	978	-
Proceeds from sale of OREO	992	-
Cash and cash equivalents acquired in acquisition	111,368	13,741
Cash consideration paid in acquisition	(23,977)	(2,530)
Net cash used in investing activities	(312,151)	(118,769)

Cash flows from financing activities
Net increase in deposits	249,404	243,949
Increase in subordinated debentures	73,420	-
Advances of borrowings	1,476,489	1,576,000
Repayments of borrowings	(1,520,160)	(1,728,944)
Repurchase of treasury stock	(911)	(5,175)
Cash dividends paid on common stock	(10,735)	(9,037)
Proceeds from exercise of stock options	163	265
Share redemption for tax withholdings on performance units and restricted stock units earned	(639)	-
Net cash provided by financing activities	267,031	77,058
Net change in cash and cash equivalents	54,636	21,643
Cash and cash equivalents at beginning of period	201,483	172,366

Cash and cash equivalents at end of period	$256,119	$194,009

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$59,231	$67,443
Income taxes	19,117	13,199

Supplemental disclosures of noncash activities
Investing:
Transfer of loans to other real estate owned	$-	$907
Transfer of loans from held-for-investment to held-for-sale	10,995	31,647
Transfer of loans from held-for-sale to held-for-investment	19,738	-

Business combinations:
Fair value of assets acquired	$949,282	$534,146
Fair value of liabilities assumed	852,729	488,475

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a New Jersey investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey online business lending marketplace).

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-seven other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other interim period. The Company’s 2019 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Risks and Uncertainties

As previously disclosed on March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the New Jersey/New York metropolitan area in which the Company primarily operates. Although the Company has been able to continue operations while taking steps to ensure the safety of employees and customers, COVID-19 could also potentially create widespread business continuity issues for the Company.

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

In accordance with the accounting relief provisions of the CARES Act, as it currently stands, the Company elected to delay the adoption of FASB’s new standard covering the CECL until the earlier of the termination date of the national emergency declared by President Trump on March 13, 2020 under the National Emergencies Act, related to the outbreak of COVID-19, and December 31, 2020. Management reached this decision due to the complexities of CECL loan loss forecasting exacerbated by the quickly changing economic environment resulting from the COVID-19 pandemic. Once the delay provision has been terminated, adoption will be retroactive to January 1, 2020. During 2019, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. While the Company has not finalized the impact of implementing CECL, the Company expects to recognize a one-time cumulative effect adjustment to the allowance and beginning retained earnings, net of tax, upon adoption. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors. The Company measured its allowance under its current incurred loan loss model as of September 30, 2020.

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

Note 2. Business Combination

Bancorp of New Jersey, Inc.

On January 2, 2020, Bancorp of New Jersey, Inc. (“BNJ”) merged with and into the Company, with the Company as the surviving entity. As a result of the merger, the Company acquired nine branch offices all located in Bergen County, New Jersey. Subject to the allocation and proration procedures set forth in the merger agreement, holders of BNJ common stock had the right to elect, with respect to each share of BNJ common stock, to receive either (i) $16.25 in cash or (ii) 0.780 of a share of Company common stock (plus cash in lieu of any fractional shares of Company common stock to which such holder would otherwise be entitled). The allocation and proration procedures set forth in the merger agreement required that approximately 20% of the shares of BNJ common stock be converted into cash and the remaining approximately 80% of BNJ common shares be converted into shares of the Company’s common stock.

The acquisition of BNJ was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $45.8 million and a core deposit intangible of $8.1 million. The assets acquired and liabilities assumed and consideration paid in the acquisition of BNJ were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through January 2, 2021, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. As of September 30, 2020 there were no material changes to the provisional fair value adjustments recorded on January 2, 2020.

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

Direct acquisition and integration costs of the BNJ acquisition were expensed as incurred. These items were recorded as merger expenses on the consolidated statement of income. During the three and nine months ended September 30, 2020, merger expenses related to the BNJ acquisition were $-0- and $11.6 million, respectively.

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except for per share data)
	2020	2019	2020	2019
Net income	$24,786	$21,696	$45,648	$52,612
Earnings allocated to participating securities	(133)	(117)	(218)	(176)
Income attributable to common stock	$24,653	$21,579	$45,430	$52,436

Weighted average common shares outstanding, including participating securities	39,656	35,307	39,624	35,317
Weighted average participating securities	(119)	(141)	(125)	(65)
Weighted average common shares outstanding	39,537	35,166	39,499	35,252

Incremental shares from assumed conversions of options,
performance units and non-participating restricted shares	117	97	111	82
Weighted average common and equivalent shares outstanding	39,654	35,263	39,610	35,334

Earnings per common share:
Basic	$0.62	$0.61	$1.15	$1.49
Diluted	0.62	0.61	1.15	1.48

There were no antidilutive share equivalents as of September 30, 2020 and September 30, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale

The Company’s investment securities are all classified as available-for-sale as of September 30, 2020 and December 31, 2019. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2020 and December 31, 2019. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of September 30, 2020 and December 31, 2019.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$44,431	$1,768	$(54)	$46,145
Residential mortgage pass-through securities	238,193	4,166	(135)	242,224
Commercial mortgage pass-through securities	6,176	213	(142)	6,247
Obligations of U.S. states and political subdivisions	124,790	3,649	(43)	128,396
Corporate bonds and notes	24,916	256	(369)	24,803
Asset-backed securities	5,023	-	(155)	4,868
Certificates of deposit	149	2	-	151
Other securities	181	-	-	181
Total securities available-for-sale	$443,859	$10,054	$(898)	$453,015

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$27,667	$612	$(42)	$28,237
Residential mortgage pass-through securities	199,611	1,528	(643)	200,496
Commercial mortgage pass-through securities	4,995	37	(35)	4,997
Obligations of U.S. states and political subdivisions	134,500	2,411	(392)	136,519
Corporate bonds and notes	28,142	285	(45)	28,382
Asset-backed securities	5,845	-	(65)	5,780
Certificates of deposit	148	2	-	150
Other securities	140	-	-	140
Total securities available-for-sale	$401,048	$4,875	$(1,222)	$404,701

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

Investment securities available-for-sale having a carrying value of approximately $107.1 million and $111.5 million as of September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of September 30, 2020, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	September 30, 2020
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$5,947	$5,982
Due after one year through five years	23,657	23,651
Due after five years through ten years	21,837	22,345
Due after ten years	147,868	152,385
Residential mortgage pass-through securities	238,193	242,224
Commercial mortgage pass-through securities	6,176	6,247
Other securities	181	181
Total securities available-for-sale	$443,859	$453,015

Gross gains and losses from the sales of securities for periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2020	2019	2020	2019
Proceeds	$-	$33,432	$19,624	$183,728

Gross gains on sales of securities	-	1	29	401
Gross losses on sales of securities	-	(280)	-	(681)
Net losses on sales of securities	-	(279)	29	(280)
Less: tax provision on net losses	-	62	(6)	62

Net losses on sales of securities, after tax	$-	$(217)	$23	$(218)

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 32 and 53 securities as of September 30, 2020 and December 31, 2019, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, and asset-backed securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and credit spreads and do not affect the expected cash flows of the underlying collateral or issuer.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Securities Available-for-Sale – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$13,305	$(54)	$13,299	$(54)	$6	$-
Residential mortgage pass-through securities	70,465	(135)	70,455	(135)	10	-
Commercial mortgage pass-through securities	4,016	(142)	4,016	(142)	-	-
Obligations of U.S. states and political subdivisions	8,468	(43)	8,468	(43)	-	-
Corporate bonds and notes	5,610	(369)	5,610	(369)	-	-
Asset-backed securities	4,868	(155)	1,288	(38)	3,580	(117)
Total temporarily impaired securities	$106,732	$(898)	$103,136	$(781)	$3,596	$(117)

	December 31, 2019
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$6,512	$(42)	$6,498	$(42)	$14	$-
Residential mortgage pass-through securities	94,980	(643)	49,154	(179)	45,826	(464)
Commercial mortgage pass-through securities	2,006	(35)	2,006	(35)	-	-
Obligations of U.S. states and political subdivisions	34,775	(392)	10,306	(8)	24,469	(384)
Corporate bonds and notes	5,437	(45)	2,478	(23)	2,959	(22)
Asset-backed securities	5,718	(65)	2,268	(22)	3,450	(43)
Total Temporarily Impaired Securities	$149,428	$(1,222)	$72,710	$(309)	$76,718	$(913)

Note 5. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps were entered into on April 13, 2017, January 27, 2020 and March 3, 2020 each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank (“FHLB”) advance. In addition, interest rate swaps were entered into on June 4, 2019 and August 6, 2019, each with a respective notional amount of $50.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2020, December 31, 2019 and September 30, 2019 are presented in the following table.

	September 30,	December 31,	September 30,
	2020	2019	2019
	(dollars in thousands)
Notional amount	$175,000	$150,000	$175,000
Weighted average pay rates	1.69%	1.82%	1.83%
Weighted average receive rates	1.03%	2.37%	2.53%
Weighted average maturity	1.1 years	1.5 years	1.5 years

Fair value	$(2,728)	$(273)	$(380)

Interest expense recorded on these swap transactions totaled approximately $631 thousand and $942 thousand during the three and nine months ended September 30, 2020, respectively, compared to $(204) thousand and $(563) thousand during the three and nine months ended September 30, 2019, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Nine Months Ended September 30, 2020
	Amount of gain	Amount of (gain)	Amount of gain
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(3,397)	$942	$-

Nine Months Ended September 30, 2019
	Amount of gain	Amount of gain	Amount of gain
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(976)	$(563)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$175,000	$(2,728)	$150,000	$(273)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses

Loans Receivable - The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial(1)	$1,631,434	$1,129,661
Commercial real estate	3,672,462	3,041,959
Commercial construction	614,112	623,326
Residential real estate	343,376	320,020
Consumer	1,876	3,328
Gross loans	6,263,260	5,118,294
Net deferred loan fees	(12,209)	(4,767)
Total loans receivable	$6,251,051	$5,113,527
(1)	Includes Paycheck Protection Program ("PPP") loans of $474 million as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, loan balances of approximately $2.7 billion and $2.5 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$-	$2,285
Commercial real estate	6,460	30,965
Residential real estate	2,048	-
Total carrying amount	$8,508	$33,250

Purchased Credit-Impaired Loans - The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$3,868	$5,452
Commercial real estate	5,525	1,101
Commercial construction	4,127	-
	$13,520	$6,553

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during either the three months and nine months ended September 30, 2020 or September 30, 2019. There were no reversals from the allowance for loan losses during the three and nine months ended September 30, 2020 or September 30, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table presents the accretable yield, or income expected to be collected, on the purchased credit-impaired loans for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2020	2019
	(dollars in thousands)
Balance at June 30	$1,325	$2,213
Accretion of income	(124)	(575)
Balance as of September 30	$1,201	$1,638

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2020	2019
	(dollars in thousands)
Balance as of December 31	$1,301	$1,134
New loans acquired	605	1,286
Accretion of income	(705)	(782)
Balance as of September 30	$1,201	$1,638

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans included in loans receivable by loan class as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Commercial	$33,108	$31,455
Commercial real estate	9,378	8,338
Commercial construction	17,727	6,773
Residential real estate	5,281	2,915
Total nonaccrual loans	$65,494	$49,481

Nonaccrual loans and loans 90 days or greater past due and still accruing included both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or greater and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,566,486	$20,608	$44,340	$-	$1,631,434
Commercial real estate	3,637,852	13,419	21,191	-	3,672,462
Commercial construction	583,749	-	30,363	-	614,112
Residential real estate	332,686	-	10,690	-	343,376
Consumer	1,874	-	2	-	1,876
Gross loans	$6,121,647	$34,027	$106,586	$-	$6,263,260

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,059,852	$22,159	$47,650	$-	$1,129,661
Commercial real estate	3,014,956	10,301	16,702	-	3,041,959
Commercial construction	604,298	4,609	14,419	-	623,326
Residential real estate	316,476	-	3,544	-	320,020
Consumer	3,328	-	-	-	3,328
Gross loans	$4,998,910	$37,069	$82,315	$-	$5,118,294

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by class as of September 30, 2020 and December 31, 2019.

	September 30, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$12,185	$12,588
Commercial real estate	12,400	12,696
Commercial construction	21,019	21,490
Residential real estate	3,981	4,311
Total (no related allowance)	$49,585	$51,085

With an allowance recorded
Commercial	23,024	68,406	$10,000
Commercial real estate	2,722	2,722	1,000
Commercial construction	2,934	2,934	302
Residential real estate	261	261	47
Total (with allowance)	$28,941	$74,323	$11,349

Total
Commercial	$35,209	$80,994	$10,000
Commercial real estate	15,122	15,418	1,000
Commercial construction	23,953	24,424	302
Residential real estate	4,242	4,572	47
Total	$78,526	$125,408	$11,349

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$37,984	$83,225
Commercial real estate	15,249	15,467
Commercial construction	8,649	8,649
Residential real estate	1,311	1,463
Consumer	-	-
Total (no related allowance)	$63,193	$108,804

With an allowance recorded
Commercial construction	$3,530	$3,530	$1,244
Residential real estate	263	263	23
Total (with allowance)	$3,793	$3,793	$1,267

Total
Commercial	$37,984	$83,225	$-
Commercial real estate	15,249	15,467	-
Commercial construction	12,179	12,179	1,244
Residential real estate	1,574	1,726	23
Consumer	-	-	-
Total	$66,986	$112,597	$1,267

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Impaired loans (no allowance)

Commercial	$12,266	$50	$41,332	$570	$12,100	$150	$41,731	$733
Commercial real estate	12,460	74	12,178	79	12,415	229	12,213	221
Commercial construction	21,297	91	6,044	58	21,149	262	6,047	138
Residential real estate	4,011	16	1,552	-	3,761	16	1,579	19

Total	$50,034	$231	$61,106	$707	$49,425	$657	$61,570	$1,111

Impaired loans (allowance):

Commercial	$23,024	$-	$392	$-	$23,195	$-	$393	$-
Commercial real estate	2,722	-	392	-	2,722	-	393	-
Commercial construction	2,934	-	6,439	220	2,934	-	6,378	220
Residential real estate	261	5	252	9	262	5	255	9

Total	$28,941	$5	$7,083	$936	$29,113	$5	$7,026	$229

Total impaired loans:
Commercial	$35,290	$50	$41,332	$570	$35,295	$150	$41,731	$733
Commercial real estate	15,182	74	12,570	79	15,137	229	12,606	221
Commercial construction	24,231	91	12,483	278	24,083	262	12,425	358
Residential real estate	4,272	21	1,804	9	4,023	21	1,834	28

Total	$78,975	$236	$68,189	$936	$78,538	$662	$68,596	$1,340

Included in impaired loans as of September 30, 2020 and December 31, 2019 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$119	$403	$3,156	$33,108	$36,786	$1,594,648	$1,631,434
Commercial real estate	-	3,927	5,525	9,378	18,830	3,653,632	3,672,462
Commercial construction	338	1,265	-	17,727	19,330	594,782	614,112
Residential real estate	1,434	227	4,127	5,281	11,069	332,307	343,376
Consumer	-	-	-	-	-	1,876	1,876
Total	$1,891	$5,822	$12,808	$65,494	$86,015	$6,177,245	$6,263,260

Included in the 90 days or greater past due and still accruing category as of September 30, 2020 are purchased credit-impaired loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	September 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
ALLL
Individually evaluated for impairment	$10,000	$1,000	$302	$47	$-		$11,349
Collectively evaluated for impairment	14,158	37,519	6,389	1,811	3		59,880
Acquired portfolio	-	1,559	291	642	-		2,492
Acquired with deteriorated credit quality	-	-	-	-	-		-
Unallocated	-	-	-	-	-	546	546
Total	$24,158	$40,078	$6,982	$2,500	$3	$546	$74,267

Gross loans
Individually evaluated for impairment	$35,209	$15,122	$23,953	$4,242	$-		$78,526
Collectively evaluated for impairment	1,509,236	2,790,162	559,665	252,418	1,564		5,113,045
Acquired portfolio	83,121	861,653	30,494	82,589	312		1,058,169
Acquired with deteriorated credit quality	3,868	5,525	-	4,127	-		13,520
Total	$1,631,434	$3,672,462	$614,112	$343,376	$1,876		$6,263,260

	December 31, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$1,244	$23	$-		$1,267
Collectively evaluated for impairment	8,309	19,967	5,744	1,662	3		35,685
Acquired portfolio	40	886	316	-	-		1,242
Acquired with deteriorated credit quality	-	-	-	-	-		-
Unallocated	-	-	-	-	-	99	99
Total	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Gross loans
Individually evaluated for impairment	$37,984	$15,249	$12,179	$1,574	$-		$66,986
Collectively evaluated for impairment	1,011,708	2,669,999	578,620	276,177	3,064		4,539,568
Acquired portfolio	74,517	355,610	32,527	42,269	264		505,187
Acquired with deteriorated credit quality	5,452	1,101	-	-	-		6,553
	$1,129,661	$3,041,959	$623,326	$320,020	$3,328		$5,118,294
Total

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan losses by loan segment is as follows:

	Three Months Ended September 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of June 30, 2020	$9,345	$22,655	$8,026	$1,690	$5	$27,003	$68,724

Charge-offs	(48)	-	-	(209)	-	-	(257)

Recoveries	-	800	-	-	-	-	800

Provision	14,861	16,623	(1,044)	1,019	(2)	(26,457)	5,000
Balance as of September 30, 2020	$24,158	$40,078	$6,982	$2,500	$3	$546	$74,267

	Three Months Ended September 30, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of June 30, 2019	$8,721	$21,485	$5,542	$1,208	$2	$740	$37,698

Charge-offs	-	(387)	-	(557)	(20)	-	(964)

Recoveries	28	-	-	-	9	-	37

Provision	(424)	(88)	1,633	1,110	13	(244)	2,000
Balance as of September 30, 2019	$8,325	$21,010	$7,175	$1,761	$4	$496	$38,771

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

	Nine Months Ended September 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2019	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Charge-offs	(552)	-	-	(278)	(3)	-	(833)

Recoveries	2	802	-	-	3	-	807

Provision	16,359	18,423	(322)	1,093	-	447	36,000
Balance as of September 30, 2020	$24,158	$40,078	$6,982	$2,500	$3	$546	$74,267

	Nine Months Ended September 30, 2019
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

Charge-offs	-	(3,469)	-	(557)	(20)	-	(4,046)

Recoveries	214	30	-	3	16	-	263

Provision	(1,764)	5,602	2,656	1,049	6	51	7,600

Balance as of September 30, 2019	$8,325	$21,010	$7,175	$1,761	$4	$496	$38,771

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

As of September 30, 2020, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of September 30, 2020, TDRs totaled $47.8 million, of which $29.5 million were on nonaccrual status and $18.3 million were performing under their restructured terms. As of December 31, 2019, TDRs totaled $52.0 million, of which $30.6 million were on nonaccrual status and $21.4 million were performing under their restructured terms. The Company has allocated $4.4 million and $23 thousand of specific allowance as of September 30, 2020 and December 31, 2019, respectively for its TDRs.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:	(dollars in thousands)
Commercial	1	$191	$191
Commercial real estate	1	97	97

Total	2	$288	$288

The two loan modifications during the nine months ended September 30, 2020 were maturity extensions.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2020.

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

The 13 loan modifications during the nine months ended September 30, 2019 were maturity extensions.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Loans and the Allowance for Loan Losses – (continued)

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans would not be considered TDR’s if they were performing at year-end 2019, and the other conditions set forth in the interagency statement were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end 2019. As of September 30, 2020, the Bank had 199 deferred loans totaling approximately $355.2 million. The majority of these loans were deferred between 90 and 120 days.

The following table sets forth the composition of these loans by loan segments as of September 30, 2020:

		Unpaid
	Number of	Principal
	Loans	Balance
	(dollars in thousands)
Commercial	77	$51,594
Commercial real estate	105	281,636
Commercial construction	6	20
Residential real estate	11	5,284
Total	199	$355,167

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2020 and December 31, 2019 are as follows:

		September 30, 2020
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$46,145	$-	$46,145	$-
Residential mortgage pass-through securities	242,224	-	242,224	-
Commercial mortgage pass-through securities	6,247	-	6,247	-
Obligations of U.S. states and political subdivision	128,396	-	119,484	8,912
Corporate bonds and notes	24,803	-	24,803	-
Asset-backed securities	4,868	-	4,868	-
Certificates of deposit	151	-	151	-
Other securities	181	181	-	-
Total available-for-sale	$453,015	$181	$443,922	$8,912

Equity securities	13,400	11,440	1,960	-
Total assets	$466,415	$11,621	$445,882	$8,912

Liabilities
Derivatives	$(2,728)	$-	$(2,728)	$-
Total liabilities	$(2,728)	$-	$(2,728)	$-

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2020 and during the year ended December 31, 2019.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of September 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	September 30,	Assets	Inputs	Inputs
basis:	2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial	$13,024	$-	$-	$13,024
Commercial real estate	1,722	-	-	1,722
Commercial construction	2,632	-	-	2,632
Residential real estate	214	-	-	214

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	December 31,	Assets	Inputs	Inputs
basis:	2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial construction	$2,286	$-	$-	$2,286
Residential	240	-	-	240

Impaired loans – Collateral dependent impaired loans as of September 30, 2020 that required a valuation allowance were $28.9 million with a related valuation allowance of $11.3 million compared to $3.8 million with a related valuation allowance of $1.3 million as of December 31, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

Municipal
Securities
(dollars in thousands)
Balance as of December 31, 2019	$9,114
Principal paydowns	(202)
Balance as of September 30, 2020	$8,912

Municipal
Securities
(dollars in thousands)
Balance as of December 31, 2018	$9,377
Principal paydowns	(263)
Balance as of December 31, 2019	$9,114

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2020
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,912	Discounted cash flows	Discount rate	2.9%

December 31, 2019
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,114	Discounted cash flows	Discount rate	2.9%

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

September 30, 2020

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Impaired loans:
Commercial	$13,024	Market approach (100%)	Average transfer price as a price to unpaid principal balance	62 - 68 (63)
Commercial real estate	$1,722	Appraisals of collateral value	Adjustment for comparable sales	-25% to 20% (-8%)

Commercial Construction	$2,632	Appraisals of collateral value	Adjustment for comparable sales	-13% to +6% (-3%)

Residential	$214	Appraisals of collateral value	Adjustment for comparable sales	-3% to +11% (0%)

December 31, 2019

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Impaired loans:
Commercial construction	$2,286	Appraisals of collateral value	Comparable sales	0% - 5% (3%)

Residential	$240	Appraisals of collateral value	Comparable sales	2% - 14% (9%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2020 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2020 and December 31, 2019:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
September 30, 2020
Financial assets:
Cash and due from banks	$256,119	$256,119	$256,119	$-	$-
Securities available-for-sale	453,015	453,015	181	443,992	8,912
Investment in restricted stocks	28,713	n/a	n/a	n/a	n/a
Equity securities	13,400	13,400	11,440	1,960	-
Net loans	6,176,784	6,270,322	-	-	6,270,322
Accrued interest receivable	34,326	34,326	-	1,788	32,538

Financial liabilities:
Noninterest-bearing deposits	1,270,021	1,270,021	1,270,021	-	-
Interest-bearing deposits	4,528,735	4,547,338	2,909,126	1,638,212	-
Borrowings	506,225	510,736	-	510,736	-
Subordinated debentures	202,552	209,328	-	209,328	-
Derivatives	2,728	2,728	-	2,728	-
Accrued interest payable	4,240	4,240	-	4,240	-

December 31, 2019
Financial assets:
Cash and due from banks	$201,483	$201,483	$201,483	$-	$-
Investment securities available-for-sale	404,701	404,701	140	395,447	9,114
Restricted investment in bank stocks	27,397	n/a	n/a	n/a	n/a
Equity securities	11,185	11,185	11,185	-	-
Net loans	5,075,234	5,096,669	-	-	5,096,669
Accrued interest receivable	20,949	20,949	-	2,187	18,762

Financial liabilities:
Noninterest-bearing deposits	861,728	861,728	861,728	-	-
Interest-bearing deposits	3,905,814	3,917,405	2,352,093	1,565,312	-
Borrowings	500,293	502,026	-	502,026	-
Subordinated debentures	128,885	134,973	-	134,973	-
Derivatives	273	273	-	273	-
Accrued interest payable	4,018	4,018	-	4,018	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Affected Line item in the Statement Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Sale of investment securities	$-	$(279)	$29	$(280)	Net (losses) gains on sale of securities available-for-sale
available for sale	-	62	(6)	62	Income tax expense
	-	(217)	23	(218)

Net interest income on swaps	$(631)	204	$(942)	563	Interest expense
	196	(46)	265	(125)	Income tax expense
	(435)	158	(677)	438

Amortization of pension plan net	(75)	(90)	(226)	(269)	Other components of net periodic pension expense
actuarial losses	21	26	63	76	Income tax expense
	(54)	(64)	(163)	(193)

Total reclassification	$(489)	$(123)	$(817)	$(27)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated other comprehensive income (loss) as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$6,774	$2,724
Cash flow hedge, net of tax	(1,958)	(193)
Defined benefit pension and post-retirement plans, net of tax	(3,515)	(3,678)
Total	$1,301	$(1,147)

Note 9. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of September 30, 2020. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of September 30, 2020 are approximately 313,054. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three months and nine months ended September 30, 2020 and September 30, 2019 were $0.8 million and $2.0 million, respectively.

Activity under the Company’s options for the nine months ended September 30, 2020 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	73,426	$8.19
Granted	-	-
Exercised	(25,413)	7.39
Forfeited/cancelled/expired	-	-
Outstanding as of September 30, 2020	48,013	$8.61	1.5	$262,366

Exercisable as of September 30, 2020	48,013	$8.61	1.5	$262,366

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock Based Compensation – (continued)

Activity under the Company’s restricted shares for the nine months ended September 30, 2020 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2019	75,351	$21.61
Granted	68,853	17.42
Vested	(51,292)	21.33
Forfeited/cancelled/expired	(322)	23.65
Nonvested September 30, 2020	92,590	$18.64

As of September 30, 2020, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned as of December 31, 2019	90,097		$23.85
Awarded	82,579		10.77
Change in estimate	2,490		22.75
Vested shares	(37,337)		22.75
Unearned as of September 30, 2020	137,829	206,744	$16.29

As of September 30, 2020, the specific number of shares related to performance units that were expected to vest was 137,829, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of September 30, 2020 the maximum number of shares related to performance units that ultimately could vest if performance targets were exceeded is 206,744. During the nine months ended September 30, 2020, 37,337 shares vested. A total of 14,935 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the nine months ended September 30, 2020 were 22,402 shares. As of September 30, 2020, compensation cost of approximately $1.1 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned as of December 31, 2019	73,069	$23.62
Awarded	123,870	10.77
Vested shares	(27,626)	24.53
Unearned as of September 30, 2020	169,313	$14.07

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the nine months ended September 30, 2020, 27,626 shares vested. A total of 11,085 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the nine months ended September 30, 2020 were 16,541 shares. As of September 30, 2020, compensation cost of approximately $1.8 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.0 years.

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

	Three Months	Three Months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Service cost	$-	$-
Interest cost	91	113

Expected return on plan assets	(196)	(174)
Net amortization	75	90

Total periodic pension (income) cost	$(30)	$29

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Service cost	$-	$-
Interest cost	273	339

Expected return on plan assets	(588)	(522)
Net amortization	226	269

Total periodic pension (income) cost	$(89)	$86

Contributions

The Company did not contribute to the Pension Trust during the nine months ended September 30, 2020, and does not plan on contributing any amounts for the remainder of 2020. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. FHLB Borrowings

The Company’s borrowings and weighted average interest rates are summarized below:

	September 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$506,225	1.09%	$500,293	1.96%

By remaining period to maturity:
Less than 1 year	$352,758	0.82%	$400,000	1.84%
1 year through less than 2 years	93,277	1.52%	62,000	2.26%
2 years through less than 3 years	57,391	1.93%	10,737	2.45%
3 years through less than 4 years	-	-	25,000	2.92%
4 years through 5 years	-	-	-	-
After 5 years	2,839	2.42%	2,882	2.43%
Total FHLB borrowings	506,265	1.09%	500,619	1.96%
Fair value premium (discount)	(40)		(326)
Total borrowings	$506,225		$500,293

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances as of September 30, 2020 were primarily collateralized by approximately $2.0 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. As of September 30, 2020 the Company had remaining borrowing capacity of approximately $1.1 billion at FHLB.

Note 12. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate as of September 30, 2020 was 3.19%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Subordinated Debentures – (continued)

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of September 30, 2020 and December 31, 2019.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$ 5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”). The 2015 Notes may now be redeemed by the Company, have a stated maturity of July 1, 2025, and bear interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of September 30, 2020 the variable interest rate was 4.23% and all costs related to 2015 issuance have been amortized. Management currently anticipates that these notes will be redeemed, in full, during the first half of 2021.

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2018 Notes”). The 2018 Notes bear interest at 5.20% annually from, and including, the date of initial issuance to, but excluding, February 1, 2023, payable semi-annually in arrears. From and including February 1, 2023 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. If three-month LIBOR is not available for any reason, then the rate for that interest period will be determined by such alternate method as provided in the Supplemental Indenture. Interest on the 2018 Notes will be paid on February 1, and August 1, commencing August 1, 2018 to but not including February 1, 2023, and from and including February 1, 2023, on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. As of September 30, 2020, unamortized costs related to this debt issuance were approximately $1.1 million.

On June 10, 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance to, but excluding, June 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. From and including June 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero. As of September 30, 2020, unamortized costs related to this debt issuance were approximately $1.5 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may, under GAAP, be offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements, although the Company has elected to disclose such arrangements on a gross basis on its consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 5 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of September 30, 2020 and December 31, 2019:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
September 30, 2020
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(2,728)	$-	$(2,728)	$-	$(2,728)	$-

December 31, 2019
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(273)	$-	$(273)	$-	$-	$(273)

Note 14. Goodwill

In accordance with ASC 350, the Company performs goodwill impairment test at least annually, or more frequently if triggering event occurs. In the second quarter of 2020, the impact of COVID-19, prompted the Company to quantitatively evaluate goodwill for impairment. The Company engaged an independent third-party to evaluate the fair value of the Company compared to its carrying value. To estimate the fair value of the Company, the third-party relied on a weighted discounted cash flow method, guideline public company method, and transaction method. The results concluded that the fair value of the Company exceeded its current carrying value and goodwill impairment did not exist. As of September 30, 2020 the Company reassessed the prior quarter’s conclusion and, finding no material changes to our previous methodology, assumptions or results, concluded there was no impairment. As of September 30, 2020 and December 31, 2019, goodwill was $208.4 million and $162.6 million, respectively.

Note 15. Subsequent Event

On October 26, 2020, the Company announced it had entered into a purchase and assumption agreement to sell two of the Bank’s leased branch offices in Warwick, NY and Monroe, NY and the deposit accounts associated with the two branches. Under the terms of the purchase and assumption agreement, the acquiring bank will assume the remaining lease and deposit obligations held at each branch. The total right of use asset and lease liability as of September 30, 2020 for both branches was $0.2 million and $0.2 million, respectively.

Additionally, under the terms of the purchase and assumption agreement, a portion of the deposits at each branch will be acquired at a set premium, while the remaining deposits will be acquired at no premium or discount. We anticipate the gain on the deposits with a premium will not have a material impact on our financial statements. The transaction is expected to close in the first quarter of 2021, subject to regulatory approvals and satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2020 and December 31, 2019. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Impact of COVID-19

COVID-19 continues to impact the Company’s operations and financial results, as well as those of our customers. More specifically, the impact of COVID-19 resulted in a significant increase to loan loss reserves. In response to the COVID-19 pandemic, the Company has temporarily closed certain branch locations and is directing those branch customers affected to drive-thru windows and online banking services. The Company has also offered temporary relief to effected customers, deferring either their full loan payment, the principal component or the interest component of their loan payment for an initial period of time ranging from 30 to 120 days. As of September 30, 2020, the Company has 199 deferred loans with a total outstanding loan balance of $355.2 million. As provided for under the CARES act, these short-term deferrals are not considered troubled debt restructurings, provided that the modification is related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 through December 31, 2020.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company was an active participant in assisting its customers with applications for resources through the program. PPP loans originated prior to June 5, 2020 have a two-year term, which may be extended to five years with the consent of the Company, and those originated on or after June 5, 2020 have a five year term, and the loans bear interest at 1%, along with an origination fee payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, PPP loans were $474.4 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and, as such, the Company has not included the PPP loans in calculation of the allowance for loan losses as of September 30, 2020. Should those circumstances change, the Company could be required to establish an additional allowance for loan loss through additional provisions for loan loss expense charged to earnings. Additionally, management has elected to participate in the Federal Reserve Bank’s PPP Lending Facility ("PPPLF") and as of June 30, 2020 had funded $206.6 million in PPP loans via the PPPLF. During the third quarter of 2020, the Company elected to pay off the entire PPPLF balance which was previously outstanding as of June 30, 2020.

Operating Results Overview

Net income for the three months ended September 30, 2020 was $24.8 million compared to $21.7 million for the comparable three-month period ended September 30, 2019. The Company’s diluted earnings per share were $0.62 for the three months ended September 30, 2020 as compared with diluted earnings per share of $0.61 for the comparable three-month period ended September 30, 2019. The increase in net income and diluted earnings per share was primarily attributable to an increase net interest income and noninterest income, offset by increases in provision for loan losses and noninterest expenses. The increase in net interest income, was primarily attributable to an increase in interest and fees on loans, due to the acquisition of Bancorp of NJ (“BNJ”) and a decrease in interest expense largely due to reductions in interest rates related to deposits. The increase in provision for loan losses was primarily attributable to provisioning related to the economic uncertainties surrounding COVID-19 for the three months ended September 30, 2020.

Net income for the nine months ended September 30, 2020 was $45.6 million compared to $52.6 million for the comparable nine-month period ended September 30, 2019. The Company’s diluted earnings per share were $1.15 for the nine months ended September 30, 2020 as compared with diluted earnings per share of $1.48 for the comparable nine-month period ended September 30, 2019. The decrease in net income and diluted earnings per share was primarily attributable to an increase in provision for loan losses and noninterest expenses, partially offset by an increase in net interest income, an increase in noninterest income and a decrease in income tax expense. The increase in provision for loan losses was primarily attributable to provisioning related to the economic uncertainties surrounding COVID-19 for the nine months ended September 30, 2020. The increase in net interest income was primarily attributable to an increase in interest and fees on loans, due to the acquisition of BNJ, and decreases in interest expense largely due to reductions in interest rates related to deposits.

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

Fully taxable equivalent net interest income for the three months ended September 30, 2020 increased by $12.1 million, or 24.7%, from the comparable three-month period ended September 30, 2019, resulting from an increase in average interest-earning assets of 23.3%, primarily resulting from the BNJ acquisition, and a widening of the net interest margin of 5 basis-points to 3.49% from 3.44%. The widening of the net interest margin resulted from a 59 basis-points reduction in the cost of funding interest-earning assets, partially offset by a 54 basis-point reduction in the rate of average interest-earning assets.

Fully taxable equivalent net interest income for the nine months ended September 30, 2020 increased by $37.5 million, or 26.7%, from the comparable nine-month period ended September 30, 2019, resulting from an increase in average interest-earning assets of 26.1%, primarily resulting from the BNJ acquisition, and a widening of the net interest margin of 8 basis-points to 3.44% from 3.36%. The widening of the net interest margin resulted primarily from the favorable impact the Fed’s first quarter 2020 interest rate reductions had on our funding costs, which more than offset declines in our interest-earning asset yields. Included in interest income in the nine months ended September 30, 2020 was PPP fee income of approximately $7.2 million. The benefit to the nine months ended September 30, 2020 net interest margin attributable to the PPP was offset by additional liquidity on the Bank’s balance sheet.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2020 and 2019, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$420,362	$2,176	2.06%	$445,492	$3,053	2.72%
Total loans (2) (3) (4)	6,288,443	75,028	4.75	5,127,365	67,068	5.19
Federal funds sold and interest-bearing deposits with banks	227,617	47	0.08	50,289	278	2.19
Restricted investment in bank stocks	26,077	426	6.50	25,912	502	7.69
Total interest-earning assets	6,962,499	77,677	4.44	5,649,058	70,901	4.98
Noninterest-earning assets:
Allowance for loan losses	(69,381)			(37,704)
Other noninterest-earning assets	580,884			448,059
Total assets	$7,474,002			$6,059,413

Interest-bearing liabilities:
Time deposits	$1,728,129	$8,174	1.88	$1,598,378	$9,934	2.47
Other interest-bearing deposits	2,881,592	3,773	0.52	2,300,886	7,416	1.28
Total interest-bearing deposits	4,609,721	11,947	1.03	3,899,264	17,350	1.77

Borrowings	467,399	1,992	1.70	467,230	2,754	2.34
Subordinated debentures, net of debt issuance costs	202,502	2,700	5.30	128,747	1,843	5.68
Capital lease obligation	2,211	33	5.94	2,393	36	5.97
Total interest-bearing liabilities	5,281,833	16,672	1.26	4,497,634	21,983	1.94

Noninterest-bearing demand deposits	1,253,235			810,247
Other liabilities	55,570			37,530
Total noninterest-bearing liabilities	1,308,805			847,777
Stockholders’ equity	883,364			714,002
Total liabilities and stockholders’ equity	$7,474,002			$6,059,413
Net interest income (tax-equivalent basis)		61,005			48,918
Net interest spread (5)			3.18%			3.04%
Net interest margin (6)			3.49%			3.44%
Tax-equivalent adjustment		(456)			(512)
Net interest income		$60,549			$48,406

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income.
(4)	Total loans includes loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$438,563	$7,802	2.38%	$496,886	$11,361	3.06%
Total loans (2) (3) (4)	6,192,822	224,336	4.84	5,014,324	191,466	5.11
Federal funds sold and interest-bearing with banks	244,539	625	0.34	54,172	925	2.28
Restricted investment in bank stocks	28,124	1,268	6.02	28,106	1,369	6.51
Total interest-earning assets	6,904,048	234,031	4.53	5,593,488	205,121	4.90
Noninterest-earning assets:
Allowance for loan losses	(54,009)			(36,873)
Other noninterest-earning assets	571,628			433,900
Total assets	$7,421,667			$5,990,515
Interest-bearing liabilities:
Time deposits	$1,864,835	$28,130	2.01	$1,555,185	$27,603	2.37
Other interest-bearing deposits	2,727,696	14,625	0.72	2,240,535	21,695	1.29
Total interest-bearing deposits	4,592,531	42,755	1.24	3,795,720	49,298	1.74

Borrowings	580,641	6,580	1.51	518,988	9,647	2.49
Subordinated debentures, net of debt issuance costs	157,936	6,555	5.54	128,667	5,533	5.75
Capital lease	2,257	101	5.98	2,436	110	6.02
Total interest-bearing liabilities	5,333,365	55,991	1.40	4,445,811	64,588	1.94

Noninterest-bearing demand deposits	1,162,340			811,689
Other liabilities	53,788			36,508
Total noninterest-bearing liabilities	1,216,129			848,197
Stockholders’ equity	872,173			696,507
Total liabilities and stockholders’ equity	$7,421,667			$5,990,515
Net interest income (tax-equivalent basis)		178,040			140,533
Net interest spread (5)			3.13%			2.96%
Net interest margin (6)			3.44%			3.36%
Tax-equivalent adjustment		(1,419)			(1,645)
Net interest income		$176,621			$138,888

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.5 million for the three months ended September 30, 2020, compared with $2.1 million for the three months ended September 30, 2019. The increase in noninterest income of $1.4 million from the three months ended September 30, 2019 was primarily attributable to increases in income on bank owned life insurance of $0.7 million, mainly resulting from a death benefit of $0.5 million, net gains on sale of loans held-for-sale, primarily commercial real estate, of $0.3 million and net gains on sale of securities available-for-sale of $0.3 million.

Noninterest income totaled $11.0 million for the nine months ended September 30, 2020, compared with $5.8 million for the nine months ended September 30, 2019. The increase in noninterest income of $5.2 million from the nine months ended September 30, 2019 was primarily attributed to increases in deposit, loan and other income of $3.0 million, which included $2.3 million of loan referral fee income generated by BoeFly as a result of its participation in the PPP program. Additional increases were in income on bank owned life insurance of $1.1 million and net gains on sale of loans held-for-sale of $0.9 million. The increases in net gains on sale of loans held-for-sale was attributable to sales of commercial real estate loans originated for sale during the first and third quarters of 2020.

Noninterest Expenses

Noninterest expenses totaled $26.5 million for the three months ended September 30, 2020, compared with $21.4 million for the three months ended September 30, 2019. Noninterest expenses increased by $6.1 million from the three months ended September 30, 2019, primarily attributable to increases in salaries and employee benefits of $2.7 million, FDIC insurance of $1.5 million, occupancy and equipment expenses of $1.1 million, and increases in data processing of $0.4 million. The increases in salaries and employee expenses, occupancy and equipment expenses and data processing were mainly attributable to the acquisition of BNJ. The increase in FDIC insurance expense was primarily the result of a third-quarter 2019 non-recurring FDIC assessment credit of $1.3 million.

Noninterest expenses totaled $94.6 million for the nine months ended September 30, 2020, compared with $70.0 million for the nine months ended September 30, 2019. Included in noninterest expenses were merger and restructuring expense charges totaling $14.6 million and $8.1 million during the nine months ended September 30, 2020 and 2019, respectively. Excluding merger and restructuring expense charges, noninterest expenses increased by $18.0 million from the nine months ended June 30, 2019, primarily attributable to increases in salaries and employee benefits of $8.1 million, occupancy and equipment of $2.9 million, FDIC insurance of $1.8 million, data processing of $1.2 million, professional and consulting of $1.1 million, other expenses of $1.1 million, partially offset by a $1.0 million loss on extinguishment of debt that took place during the second quarter of 2019. There was no extinguishment of debt in the current period. Also contributing to the increase was an additional $2.3 million in expenses related to the BoeFly acquisition. The increases in salaries and employee expenses, occupancy and equipment, data processing, professional and consulting and other expenses are mainly attributable to the acquisition of BNJ. The increase in FDIC insurance was primarily the result of the aforementioned FDIC assessment credit of $1.3 million in 2019.

Income Taxes

Income tax expense was $7.8 million for the three months ended September 30, 2020, compared to $6.4 million for the three months ended September 30, 2019. The increase in income tax expense was the result of an increase in taxable income. The effective tax rate for the three months ended September 30, 2020 and September 30, 2019 was 23.9% and 22.7%, respectively.

Income tax expense was $11.3 million for the nine months ended September 30, 2020, compared to $14.4 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2019 was 19.9% versus 21.5% for the comparable prior-year period.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

					Amount
	September 30, 2020		December 31, 2019		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial (1)	$1,631,434	26.1%	$1,129,661	22.1%	$501,773
Commercial real estate	3,672,462	58.6	3,041,959	59.4	630,503
Commercial construction	614,112	9.8	623,326	12.2	(9,214)
Residential real estate	343,376	5.5	320,020	6.2	23,356
Consumer	1,876	0.0	3,328	0.1	(1,452)
Gross loans	$6,263,260	100.0%	$5,118,294	100.0%	$1,144,966

(1)	Includes PPP loans of $474 million as of September 30, 2020.

As of September 30, 2020, gross loans totaled $6.3 billion, an increase of $1.1 billion, or 22.4%, as compared to December 31, 2019. Net loan growth was primarily attributable to the BNJ acquisition and the origination of PPP loans.

As of September 30, 2020, acquired loans within the loan portfolio totaled $1.1 billion, compared to $0.5 billion as of December 31, 2019. The increase was attributable to the BNJ acquisition.

Allowance for Loan Losses and Related Provision

In accordance with the accounting relief provisions of the CARES Act and regulatory guidance, the Company has postponed the adoption of the current expected credit losses (“CECL”) accounting standards. Management reached this decision due to the complexities of CECL loan loss forecasting exacerbated by the quickly changing economic environment resulting from the COVID-19 pandemic. The Company measured its allowance under its current incurred loan loss model as of September 30, 2020.

As of September 30, 2020, the ALLL was $74.3 million as compared to $38.3 million as of December 31, 2019. The provision for loan losses for the three and nine months ended September 30, 2020 was $5.0 million and $36.0 million, respectively, compared to $2.0 million and $7.6 million for the three and nine months ended September 30, 2019, respectively. The increase in the provision for loan losses was for both the three and nine months ended September 30, 2020 was primarily attributable to the economic uncertainties caused by the COVID-19 pandemic.

There were $(0.5) million and $-0- in net (recoveries) charge-offs for the three and nine months ended September 30, 2020, compared with $0.9 million and $3.8 million in net charge-offs for the three and nine months ended September 30, 2019, respectively. During the third quarter of 2020, the Bank received a $0.8 million recovery on a previously charged-off commercial real estate credit. The ALLL as a percentage of loans receivable amounted to 1.19% as of September 30, 2020 compared to 0.75% as of December 31, 2019 and 0.76 % as of September 30, 2019. Excluding the impact of PPP loans in the calculation of the ALLL as a percentage of loans receivable, the ratio increases to 1.29% as of September 30, 2020. PPP loans do not have allowance for loan losses attributable to them, as they are fully guaranteed by the SBA.

The level of the allowance for the respective periods of 2020 and 2019 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. Additionally, the higher allowance for loan losses for 2020 is a result of the impact of the COVID-19 pandemic.

In management’s view, the level of the ALLL as of September 30, 2020 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance. Changes in the ALLL are presented in the following table for the periods indicated.

	Three Months Ended
	September 30,
	2020	2019
	(dollars in thousands)
Average loans receivable at end of period	$6,277,671	$5,126,374
Average loans held-for-sale at end of period	10,772	991
Average total loans at end of period	$6,288,443	$5,127,365

Analysis of the ALLL:
Balance - beginning of quarter	68,724	37,698
Charge-offs:
Commercial	(48)	-
Commercial real estate	-	(387)
Residential real estate	(209)	(557)
Consumer	-	(20)
Total charge-offs	(257)	(964)
Recoveries:
Commercial	-	28
Commercial real estate	800	-
Consumer	-	9
Total recoveries	800	37
Net recoveries (charge-offs)	543	(927)
Provision for loan and losses	5,000	2,000
Balance - end of period	$74,267	$38,771
Ratio of annualized net charge-offs during the period to average loans receivable during the period	(0.03)%	0.07%

Loans receivable	$6,251,051	$5,110,471
ALLL as a percentage of loans receivable	1.19%	0.76%

	Nine Months Ended
	September 30,
	2020	2019
	(dollars in thousands)
Average loans at end of period	$6,167,623	$5,013,874
Average loans held-for-sale at end of period	25,199	450
Average total loans at end of period	6,192,822	5,014,324

Analysis of the ALLL:
Balance - beginning of quarter	$38,293	$34,954
Charge-offs:
Commercial	(552)	-
Commercial real estate	-	(3,469)
Residential real estate	(278)	(557)
Consumer	(3)	(20)
Total charge-offs	(833)	(4,046)
Recoveries:
Commercial	2	214
Commercial real estate	802	30
Residential real estate	-	3
Consumer	3	16
Total recoveries	807	263
Net charge-offs	(26)	(3,783)
Provision for loan and losses	36,000	7,600
Balance - end of period	$74,267	$38,771
Ratio of annualized net charge-offs during the period to average loans during the period	0.00%	0.10%

Loans receivable	$6,251,051	$5,110,474
ALLL as a percentage of loans receivable	1.19%	0.76%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Nonaccrual loans	$65,494	$49,481
OREO	-	-
Total nonperforming assets (1)	$65,494	$49,481

Performing TDRs	$18,241	$21,410
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$12,808	$3,107
(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to loans receivable	1.05%	0.97%
Nonperforming assets to total assets	0.88%	0.80%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.54%	1.44%

The above table does not include deferred loans, which totaled approximately $355.2 million as of September 30, 2020. These deferred loans could migrate to nonperforming loans sometime in the future but have not as of September 30, 2020.

Investment Securities

As of September 30, 2020, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended September 30, 2020, average securities decreased $25.1 million to approximately $420.4 million, or 6.0% of average total interest-earning assets, from approximately $445.5 million, or 7.9% of average interest-earning assets, for the comparable period in 2019.

As of September 30, 2020, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $6.8 million as compared with net unrealized gains of $2.7 million as of December 31, 2019. The increase in unrealized gains is predominately attributable to changes in market conditions and interest rates. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and credit spreads and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income (“NII”) simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2020 and December 31, 2019, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2020, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.13%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.48%. As of December 31, 2019, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.55%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.71%.

Based on our model, which was run as of September 30, 2020, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.60%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 7.37%. As of December 31, 2019, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.86%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.86%

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2020, would decline by 9.97% with an instantaneous rate shock of up 200 basis points, and increase by 7.50% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2019, would decline by 7.2% with an instantaneous rate shock of up 200 basis points, and increase by 3.69% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of September 30, 2020.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$805,210	$(119,771)	(12.95)	+300	$236,413	$5,403	2.34
+200	832,798	(92,183)	(9.97)	+200	233,628	2,618	1.13
+100	868,816	(56,165)	(6.07)	+100	231,742	732	0.32
0	924,981	-	0.0	0	231,010	-	0.0
-100	994,391	69,410	7.50	-100	220,656	(10,354)	(4.48)

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

As of September 30, 2020, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2020, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $615.3 million, which represented 8.3% of total assets and 9.8% of total deposits and borrowings, compared to $506 million as of December 31, 2019, which represented 8.2% of total assets and 9.6% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2020, had the ability to borrow $2.0 billion. In addition, as of September 30, 2020, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $5.3 million. As of September 30, 2020, the Bank had aggregate available and unused credit of approximately $1.0 billion, which represents the aforementioned facilities totaling $2.0 billion net of $1.0 billion in outstanding borrowings and letters of credit. As of September 30, 2020, outstanding commitments for the Bank to extend credit were approximately $0.9 billion.

Cash and cash equivalents totaled $256.1 million as of September 30, 2020, increasing by $54.6 million from $201.5 million as of December 31, 2019. Operating activities provided $99.8 million in net cash. Investing activities used $312.2 million in net cash, primarily reflecting an increase in loans, securities purchases, cash flows acquired from BNJ, and cash consideration for the BNJ acquisition. Financing activities provided $267.0 million in net cash, primarily reflecting a net increase in deposits of $249.4 million and an increase in subordinated debentures of $73.4 million, partially offset by net borrowings of $43.7 million.

Deposits

The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	September 30, 2020		December 31, 2019		(Decrease)
	Amount	%	Amount	%	2020 vs. 2019
	(dollars in thousands)
Demand, noninterest-bearing	$1,270,021	21.9%	$861,728	18.1%	$408,293
Demand, interest-bearing	1,345,847	23.2	1,079,621	22.6	266,226
Money market	1,328,907	22.9	1,108,983	23.3	219,924
Savings	234,372	4.1	163,489	3.4	70,883
Time	1,619,609	27.9	1,553,721	32.6	65,888
Total deposits	$5,798,756	100.0%	$4,767,542	100.0%	$1,031,214

Total deposits increased by $1.0 billion, or 21.6%, to $5.8 billion as of September 30, 2020 from December 31, 2019. The increase was primarily attributable the acquisition of BNJ.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of September 30, 2020 was 3.19%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes were used by the Parent Corporation to contribute $35.0 million of common equity to the Bank and to repay $11.25 million of SBLF preferred stock issued to the U.S. Treasury on March 11, 2016. Remaining funds were used for general corporate purposes. The Notes may now be redeemed by the Company, have a stated maturity of July 1, 2025, and bear interest until the maturity date or early redemption date at a variable rate of interest, which will reset quarterly, equal to the then current three-month LIBOR rate plus 393 basis points. As of September 30, 2020 the variable interest rate was 4.23% and all costs related to 2015 issuance have been amortized. Management currently anticipates that these notes will be redeemed, in full, during the first half of 2021.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $891 million as of September 30, 2020, an increase of $160 million from December 31, 2019. The increase in stockholders’ equity was primarily attributable to the acquisition of BNJ, which increased capital by $118 million and retained earnings, which increased capital $38 million. As of September 30, 2020, the Company’s tangible common equity ratio and tangible book value per share were 9.28% and $16.87, respectively. As of December 31, 2019, the tangible common equity ratio and tangible book value per share were 9.38% and $16.06, respectively. Total goodwill and other intangible assets were approximately $220 million as of September 30, 2020 and $168 million as of December 31, 2019. The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	September 30,	December 31,
	2020	2019
	(dollars in thousands, except for share and
	per share data)
Common equity	$890,736	$731,190
Less: intangible assets	(219,977)	(168,034)
Tangible common stockholders’ equity	$670,759	$563,156

Total assets	$7,449,559	$6,174,032
Less: intangible assets	(219,977)	(168,034)
Tangible assets	$7,229,582	$6,005,998

Common stock outstanding at period end	39,754,051	35,072,067
Tangible common equity ratio (1)	9.28%	9.38%

Book value per common share	$22.41	$20.85
Less: intangible assets	5.54	4.79
Tangible book value per common share	$16.87	$16.06

(1) Tangible common equity is a non-GAAP measure.

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

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of September 30, 2020, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

					For Classification Under Corrective
			Minimum		Action Plan
			Capital Adequacy		as Well Capitalized
The Bank	Amount	Ratio	Amount	Ratio	Amount		Ratio
At September 30, 2020			(dollars in thousands)
Leverage (Tier 1) capital	$751,226	10.41%	$288,731	4.00%		$360,913	5.00%
Risk-based Capital:
Common Equity Tier 1	$751,226	12.00%	$281,805	4.50%		$407,052	6.50%
Tier 1	751,226	12.00%	375,740	6.00%		500,987	8.00%
Total	857,743	13.70%	500,987	8.00%		626,234	10.00%

The Company
At September 30, 2020
Leverage (Tier 1) capital	$671,188	9.30%	$288,834	4.00%	$	N/A	N/A
Risk-based Capital:
Common Equity Tier 1	$666,033	10.63%	$281,827	4.50%	$	N/A	N/A
Tier 1	671,188	10.72%	375,769	6.00%		N/A	N/A
Total	935,455	14.94%	501,025	8.00%		N/A	N/A

As of September 30, 2020, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. Beginning January 1, 2019, the Company and the Bank were required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. Under this guidance banking institutions with a Common Equity Tier 1 Capital Ratio, Tier 1 Capital Ratio and Total Risk-based Capital Ratio above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of September 30, 2020, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 2.22% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.20% above the minimum buffer ratio.

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

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus, including the initial closure of non-essential business and stay at home orders, and continuing restrictions on certain businesses, such as bars restaurants and gyms, have been weighing on the macroeconomic environment in our New Jersey/New York metropolitan market trade area, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures, even as certain of them have been eased, have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well. As of June 30, 2020, we had agreed to short-term payment deferrals of approximately $937 million in outstanding loans for customers facing financial stress due to the COVID-19 pandemic;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity”

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

10.1	Second Supplemental Indenture, dated as of June 15, 2020, between the Company and U.S. Bank National Association, as Trustee.(1).

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1) Incorporated by reference from Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: November 6, 2020		Date: November 6, 2020