Form 10-K
period 2020-12-31
ConnectOne Bancorp, Inc.
filed 2021-03-01
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2020

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared its audit report. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - $593.2 million.

Shares Outstanding on March 1, 2021
Common Stock, no par value: 39,785,398 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2021 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Item 1 - Business – Forward Looking Statements” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

CONNECTONE BANCORP, INC.

FORM 10-K

PART I

Item 1. Business

Forward Looking Statements

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of the COVID-19 pandemic and the government’s response to the pandemic on our operations as well as those of our customers and on the economy generally and in our market area specifically, (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact ConnectOne Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc. ConnectOne Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

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

On January 20, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“Legacy ConnectOne”). Effective July 1, 2014, the Company completed the merger contemplated by the Merger Agreement (the “Merger”) with Legacy ConnectOne merging with and into the Company, with the Company as the surviving corporation. Also, at closing, the Company changed its name to “ConnectOne Bancorp, Inc.” and changed its NASDAQ trading symbol to “CNOB”. Immediately following the consummation of the Merger, Union Center National Bank merged with and into ConnectOne Bank, a New Jersey-chartered commercial bank (“ConnectOne Bank” or the “Bank”) and a wholly-owned subsidiary of Legacy ConnectOne, with ConnectOne Bank continuing as the surviving bank.

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

On May 31, 2019, the Company, through the Bank, completed its purchase of New York/Boston-based BoeFly, LLC (“BoeFly”). BoeFly’s online business lending marketplace helps connect small- to medium-size businesses, primarily franchisors and franchisees, with professional loan brokers and lenders across the United States. BoeFly operates as an independent brand and subsidiary of the Bank.

On January 2, 2020, the Company completed its in-market merger with Bergen County, New Jersey based Bancorp of New Jersey, Inc. (“BNJ”), pursuant to which BNJ merged with and into the Company, and BNJ’s bank subsidiary, Bank of New Jersey, merged with and into the Bank. All of BNJ’s offices are located in Bergen County, New Jersey. As part of this merger, the Company acquired approximately $0.8 billion in loans and assumed approximately $0.8 billion in deposits.

The Company’s primary activity, at this time, is to act as a holding company for the Bank and its other subsidiaries. As used herein, the term “Parent Corporation” shall refer to the Company on an unconsolidated basis.

The Company owns 100% of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. The trust exists for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in $5.2 million of junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) ASC 810-10 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income. See Note 10 of the Notes to Consolidated Financial Statements.

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

Narrative Description of the Business

ConnectOne Bancorp, Inc. is a modern financial services company with over $7.5 billion in assets. It operates through its bank subsidiary, ConnectOne Bank.

ConnectOne Bank is a high-performing commercial bank offering a full suite of deposit and loan products and services to the general public and, in particular, to small and mid-sized businesses, local professionals and individuals residing, working and conducting business in the Northern New Jersey and New York Metropolitan area. The bank's continuous investments in technology coupled with top talent allow ConnectOne to operate a "branch-lite" model, making for a highly efficient operating environment.

BoeFly is a fintech marketplace that connects borrowers in the franchise space with funding solutions through a network of partner banks.

Our Market Area

ConnectOne Bank's offices are located within a 100-mile radius of New York City and span New Jersey, New York City, Long Island, and the Hudson Valley, including Rockland, Orange, and Westchester counties. Our market area includes some of the most affluent markets in the United States. The Bank's goal is to continue to expand and do business to support our clients as they grow. Advances in technology have created new delivery channels that allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. The Bank's experience has shown that the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

BoeFly operates out of its main offices in Boston, Massachusetts and New York, New York, and has a nationwide presence through its digital business marketplace.

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

Noninterest demand deposit products include “Totally Free Checking” and “Simply Better Checking” for retail clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both retail and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors but offer a limited number of preauthorized withdrawals. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 31 days to 60 months and brokered certificates of deposit, which we use for asset liability management purposes and to supplement other sources of funding. CDARS/ICS Reciprocal deposits are offered based on the Bank’s participation in the Promontory Interfinancial Network, LLC network. Clients who are FDIC insurance sensitive are able to place large dollar deposits with the Company and the Company uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits.

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

We offer consumer and commercial business loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment, and mortgages filed on commercial and residential real estate.

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

During 2020, we participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP provided funds to guarantee forgivable loans originated by depository institutions to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest) and currently not subject to any allocation of allowance for loan losses. An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed. If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. As of December 31, 2020,the Company had $397.5 million in PPP loans outstanding.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. Among other things, the Economic Aid Act extended the PPP through March 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP loan. The Company is participating in the newly extended PPP and will originate loans under the extended program. Loans originated under the extended PPP will have substantially the same terms as existing PPP loans.

The Board of Directors has approved a credit policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, President, Chief Credit Officer, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, President and Chief Credit Officer) can approve loans up to $25 million in aggregate loan exposure and which do not exceed 65% of the Legal Lending Limit of the Bank (currently $129.3 million as of December 31, 2020 for most loans), provided that (i) the credit does not involve an exception to policy and a principal balance greater than $7.5 million or $20 million in all credit outstanding to the borrower in the aggregate, (ii) the credit does not exceed certain dollar amount thresholds set forth in our policy, which varies by loan type, and (iii) the credit is not extended to an insider of the Bank. The Board Loan Committee (which includes the President and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. To promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($129.3 million) and 25% of the capital base for loans secured by readily marketable collateral ($215.5 million). As of December 31, 2020, the Bank’s largest committed relationship (to several affiliated borrowers) and single largest loan outstanding was $70.5 million.

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

Employees and Human Capital Resources

Our employees are one of our greatest assets and we believe they provide us with an advantage over our competitors. We believe we have a talented, diverse team of financial experts and relationship specialists who understand the demands of a successful business and are prepared to meet them.

As of December 31, 2020, we had 408 full-time employees, and 5 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs. We leverage a combination of customized content and external resources to address required banking compliance, skills training for new roles, and development of people management skills. We continuously assess any skill gaps and are gearing learning for the banking positions of the future.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through our technology and teamwork, we were able to transition, over a short period of time, substantially all of our non-branch employees to a remote working environment while still servicing the needs of our clients. Branch locations have operated in a variety of ways: closed to lobby traffic, in person banking by appointment only, curbside banking and always with COVID safety protocols at the forefront. When we were able to resume substantial in office employee participation, we took a number of steps to protect the health and safety of our employees, including adhering to CDC and state guidelines for in office work (limiting occupancy in the buildings, social distancing, mask requirements, limiting in person meetings) We also developed COVID-19 protocols as a resources for all employees in the event someone was exposed.

Employee retention helps us operate efficiently and is key to our ability to compete against larger competitors. We focus on promoting employees from within and leveraging their knowledge of the organization as we continue to grow our Bank. In 2020, 46 employees were promoted into new roles.

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

•

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premium paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base is no longer based on the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the designated reserve ratio at 2.0%.

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

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the requirements called for have yet to be fully implemented and will likely be subject to implementing regulations over the course of several years. In addition, some of the requirements of the Dodd-Frank Act that were implemented have already been revised. See “Economic Growth, Regulatory Relief and Consumer Protection Act” below. Given the uncertainty associated with the way the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements (which, in turn, could require the Company and the Bank to seek additional capital) or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). Under the CARES Act, the effective date for the implementation of ASU No. 2016-13 was delayed until the earlier of the end of the health crises caused by the COVID-19 Pandemic or December 31, 2020. The Economic Aid Act then further delayed implementation until the earlier of the end of the health crises caused by the COVID-19 Pandemic or January 1, 2022. The final rule also provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Company is planning to adopt the capital transition relief over the permissible three-year period.

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of EGRRCPA discussed above. Under the rule, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework or continue to measure capital under the existing Basel III requirements set forth in the New Rules. The new rule takes effect January 1, 2020,and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report for the first quarter of 2020.

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

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $4.0 million and $2.0 million in total FDIC assessments in 2020 and 2019.

The FDIC has a designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits, of 1.35%. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $-0- in 2020, as compared to $16 thousand in 2019.

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

Under the New Jersey Corporation Act, the Parent Corporation is permitted to pay cash dividends provided that the payment does not leave us insolvent. As a bank holding company under the BHCA, we would be prohibited from paying cash dividends if we are not in compliance with any capital requirements applicable to us, including our required capital conservation buffer. However, as a practical matter, for so long as our major operations consist of ownership of the Bank, the Bank will remain our source of dividend payments, and our ability to pay dividends will be subject to any restrictions applicable to the Bank.

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

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus, including the initial closure of non-essential business and stay at home orders, and continuing restrictions on certain businesses, such as bars restaurants and gyms, have been weighing on the macroeconomic environment in our New Jersey/New York metropolitan market trade area, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures, even as certain of them have been eased, have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act and the Economic Aid Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited:

○

to credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well. As of December 31, 2020, the Bank had approximately $207 million of outstanding loans on deferral for customers facing financial stress due to the COVID-19 pandemic. Although many of the loans receiving deferrals during 2020 have returned to normal repayment cycles, we can give you no assurance that these borrowers will be able to sustain repayment of their credits, or that other borrowers will need/seek payment deferrals;

○

declines in collateral values;

○

third party disruptions, including outages at network providers and other suppliers;

○

increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

○

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in this “Risk Factors” section.

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

As of December 31, 2020, we had $4.4 billion of commercial real estate loans, including commercial construction loans, which represented 70.6% of loans receivable. Concentrations in commercial real estate are also monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 442% of the Bank’s total risk-based capital as of December 31, 2020.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

The impact of the COVID-19 pandemic on the metropolitan New York area commercial real estate market is uncertain, with rents in certain core urban markets declining.Many other factors, including the exchange rate for the U.S. dollar, potential international trade tariffs,and changes in federal tax laws affecting the deductibility of state and local taxes and mortgage interest could negatively impact our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels. Such capital may not be available at that time and may result in our regulators requiring us to reduce our concentration in commercial real estate loans.

If we are limited in our ability to originate loans secured by commercial real estate, we may face greater risk in our loan portfolio.

If, because of our concentration of commercial real estate loans, or for any other reasons, we are limited in our ability to originate loans secured by commercial real estate, we may incur greater risk in our loan portfolio. For example, we are and may continue to seek to further increase our growth rate in commercial and industrial loans, including both secured and unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses and personal guarantees. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and typically include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly, and it may not be as readily saleable if repossessed. Therefore, we may be exposed to greater risk of loss on these credits.

The nature and growth rate of our commercial loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2020, we had $3.9 billion in commercial real estate loans outstanding. Approximately 48.4% of the loans, or $1.9 billion, had been originated in the past three years. In addition, as part of the Bancorp of New Jersey merger, we acquired $0.8 billion in loans from Bancorp of New Jersey. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Our portfolio of loans secured by New York City taxi medallions could expose us to credit losses.

We maintain a credit exposure ($24.7 million carrying value as of December 31, 2020) of loans secured by New York City taxi medallions. The taxi industry in New York City is facing significant competition and pressure from technology-based ride share companies such as Uber and Lyft, as well as from the impact of the COVID-19 pandemic and the trend toward working from home as a mitigant to the pandemic. This has resulted in volatility in the pricing of medallions, and has impacted the earnings of many medallion holders, including our borrowers. Any further deterioration in the value of New York City taxi medallions, or in the medallion taxi industry in New York City, could expose us to additional losses through additional write downs on these loans.

We expect that the implementation of Current Expected Credit Loss (“CECL”), which will require us to record an allowance for credit losses in excess of our existing allowance for loan losses, could cause increased volatility in our financial condition and results of operation.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, CECL. The effective date for the Company of CECL has been delayed by the Economic Aid Act until January 1, 2022, although earlier adoption is permitted. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, other financial instruments and other commitments to extend credit and provide for the expected credit losses as allowances for credit losses. However, the Company has decided to adopt CECL as of January 1, 2021. This will change the current method of providing allowances for loan losses that are probable, which will require us to record an allowance for credit losses as of January 1, 2021 in excess of our existing allowance for loan losses, and will greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for credit losses. Although we expect the Bank and the Parent Corporation will continue to meet all capital adequacy requirements to which they are subject following recording of the impact of adoption to stockholders’ equity, future provisioning for expected credit losses under CECL may have a material adverse effect on our financial condition and results of operations.

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

We have also been active in competing for New York and New Jersey governmental and municipal deposits. As of December 31, 2020, governmental and municipal deposits accounted for approximately $693.1 million in deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state-owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state-owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

As of December 31, 2020, we had approximately $488.0 million in investment securities, available-for-sale. We may be required to record impairment charges on our investment securities if they suffer a decline in value below their amortized cost basis that is considered credit related. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

In addition, as described under “Capital Adequacy Guidelines,” banks and bank holding companies are be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The capital conservation buffer is 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases, and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

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

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other target companies if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators will consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

We may be adversely affected by changes in Federal tax laws.

Our business may be adversely affected by changes in tax laws. For example, changes in tax laws contained in The Tax Cuts and Jobs Act, enacted in December 2017, include a number of provisions that have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for loan losses, which would reduce profitability and could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the incoming Biden administration has discussed raising corporate income tax rates. Any increase in our federal income tax rates could adversely impact our results of operations.

Recent New Jersey legislative changes may increase our tax expense.

In 2019, New Jersey adopted legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. However, in 2020, this surtax was extended through December 31, 2023, at the 2.5% level. The legislation also required combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits, to varying degrees related to the Company’s size, operating area and organizational structure, the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been issued, it is possible that the Company will lose the benefit of at least certain of its tax management strategies, and, if so, our total tax expense will likely increase.

The Company will be subject to heightened regulatory requirements if total assets exceed $10 billion.

The Company’s total assets were $7.5 billion as of December 31, 2020. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, and reduced debit card interchange fees all of which increase operating costs and reduce earnings.

As the Company approaches $10 billion in total consolidated assets, additional costs have been incurred to prepare for the implementation of these imposed requirements. The Company may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with the new statutory and regulatory requirements under the Dodd-Frank Act. Further, Federal financial regulators may require accelerated actions and investments to prepare for compliance before $10 billion in total consolidated assets is exceeded, and may suspend or delay certain regulatory actions, such as approving a merger agreement, if preparations are deemed inadequate. Upon reaching this threshold, the Company faces the risk of failing to meet these requirements, which may negatively impact results of operations and financial condition. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations would have been unpredictable, these changes could be materially adverse to the Company’s investors.

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

Risks Applicable to the Banking Industry Generally:

Our allowance for loan losses and allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses and allowance for credit losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance may not be sufficient to cover losses in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance and may require an increase in our allowance for loan losses and allowance for credit losses.

Further increases to the allowance could adversely affect our earnings.

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2020, a 200-basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $74.7 million or 7.8%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations. Such governing laws can be anticipated to continue to be the subject of future modification. Our management cannot predict what effect any such future modifications will have on our operations. In addition, the primary focus of Federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates nine banking offices in Bergen County, NJ, in Fort Lee, Englewood Cliffs, Englewood, Hackensack, Cliffside Park, Cresskill, Haworth, Ridgewood and Saddle River; five banking offices in Union County, NJ, consisting of two offices in Union Township, and one office each in Springfield Township, Berkeley Heights, and Summit; one banking office in Morristown in Morris County, NJ; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Princeton in Mercer County, NJ; one office in Holmdel in Monmouth County, one banking office in the borough of Manhattan in New York City, one office in Melville, Nassau County on Long Island, one in Astoria, Queens and six branches in the Hudson Valley, including in White Plains and Tarrytown, in Westchester County, New York, Bardonia and Blauvelt, in Rockland County, New York and in Middletown, and Warwick, in Orange County, New York. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased locations.

Banking Office Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028
12 East Palisade Avenue, Englewood, NJ	Term expires July 2022
1 Union Avenue, Cresskill, NJ	Term expires June 2026
899 Palisade Avenue, Fort Lee, NJ	Term expires August 2022
142 John Street, Hackensack, NJ	Term expires December 2021
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2024
71 East Allendale Road, Saddle River, NJ	Term expires May 2032
356 Chestnut Street, Union, NJ	Term expires May 2027
545 Morris Avenue, Summit, NJ	Term expires February 2024
217 Chestnut Street, Newark, NJ	Term expires December 2024
5914 Park Avenue, West New York, NJ	Term expires September 2023
344 Nassau Street, Princeton, NJ	Term expires July 2022
963 Holmdel Road, Holmdel, NJ	Term expires July 2021
551 Madison Avenue, Suite 202, NY, NY	Term expires October 2028
48 South Service Rd, 2nd Fl, Melville, NY	Term Expires July 2025
36-19 Broadway, Astoria, NY	Term Expires August 2028
485 Schutt Rd, Middletown, NY	Term Expires October 2025
62 Main St., Warwick, NY	Term Expires January 2024
715 Route 304, Bardonia NY	Term Expires August 2028
567 North Broadway, White Plains NY	Term Expires December 2028
155 White Plains Rd., Tarrytown NY	Term Expires December 2026
170 East Erie St, Blauvelt NY	Term Expires February 2028
354 Palisades Avenue, Cliffside Park, NJ	Term Expires July 2021

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2020, the Company had 729 stockholders of record, excluding beneficial owners for whom Cede & Company or others act as nominees.

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions.

In March 2019, the Board of Directors of the Company approved a share repurchase program for up to 1,200,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated share purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2020, the Company repurchased a total of 54,693 shares. As of December 31, 2020, shares remaining for repurchase under the program were 605,289.

The following table details share repurchases for the year 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
				659,982
First quarter 2020	54,693	$16.61	13,000	605,289

During the first quarter of 2020, the Company suspended its share repurchase program due to the potential risks of COVID-19. On January 26, 2021, the Board of Directors lifted such suspension.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 20 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2015 through December 31, 2020.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG CONNECTONE BANCORP INC.

NASDAQ AND KBW BANK INDEX

Total Return Performance
275
250
225
200
175
150
125
100
Index Value
ConnectOne Bancorp, Inc.
Nasdaq Composite
KBW Bank Index
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020

Assumes $100 Invested on December 31, 2015, with Dividends Reinvested

Year Ended December 31, 2020

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
ConnectOne Bancorp, Inc.	100.00	141.29	141.96	118.47	145.79	114.58
NASDAQ	100.00	108.97	141.36	137.39	187.87	272.51
KBW Bank Index	100.00	128.51	152.41	125.42	170.72	153.12

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2020 and 2019 and the selected consolidated summary of income data for the years ended December 31, 2020, 2019 and 2018 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2018, 2017, 2016 and the selected consolidated summary of income data for the years ended December 31, 2017 and 2016 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	As of or For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except share data)
Selected Statement of Financial Condition Data
Total assets	$7,547,339	$6,174,032	$5,462,092	$5,108,442	$4,426,348
Loans receivable	6,236,307	5,113,527	4,541,092	4,171,456	3,475,832
Allowance for loan losses	79,226	38,293	34,954	31,748	25,744
Securities – available-for-sale	487,955	404,701	412,034	435,284	353,290
Goodwill and other intangible assets	219,349	168,034	147,646	148,273	148,997
Borrowings	425,954	500,293	600,001	670,077	476,280
Subordinated debt (net of issuance costs)	202,648	128,885	128,556	54,699	54,534
Deposits	5,959,224	4,767,542	4,092,092	3,795,128	3,344,271
Tangible common stockholders’ equity(1)	695,961	563,156	466,281	417,164	325,127
Total stockholders’ equity	915,310	731,190	613,927	565,437	531,032
Average total assets	7,453,474	6,014,535	5,159,567	4,629,380	4,236,758
Average common stockholders’ equity	880,720	705,496	586,727	553,390	491,110
Dividends
Cash dividends paid on common stock	$14,317	$12,160	$9,664	$9,612	$9,067
Dividend payout ratio	20.08%	16.57%	16.01%	22.24%	29.19%
Cash dividends per common share	$0.27	$0.36	$0.30	$0.30	$0.30

Selected Statement of Income Data
Interest income	$308,200	$271,484	$216,133	$181,324	$161,241
Interest expense	(70,209)	(85,165)	(58,918)	(36,255)	(31,096)
Net interest income	237,991	186,319	157,215	145,069	130,145
Provision for loan losses	(41,000)	(8,100)	(21,100)	(6,000)	(38,700)
Net interest income after provision for loan losses	196,991	178,219	136,115	139,069	91,445
Noninterest income	14,000	8,035	5,739	8,204	9,920
Noninterest expense	(121,001)	(92,228)	(70,720)	(78,759)	(58,507)
Income before income tax expense	90,390	94,026	71,134	68,514	42,858
Income tax expense	(19,101)	(20,631)	(10,782)	(25,294)	(11,776)
Net income	71,289	73,395	60,352	43,220	31,082
Preferred stock dividends	-	-	-	-	(22)
Net income available to common stockholders	$71,289	$73,395	$60,352	$43,220	$31,060

(1)

This measure is not recognized under generally accepted accounting principles in the United States (“GAAP”) and is therefore considered to be a non-GAAP financial measure. See –“Non-GAAP Reconciliation Table” for a reconciliation of this measure to its most comparable GAAP measure.

	As of or For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except share data)
Per Common Share Data
Basic earnings per share	$1.80	$2.08	$1.87	$1.35	$1.02
Diluted earnings per share	1.79	2.07	1.86	1.34	1.01
Book value per common share	23.01	20.85	18.99	17.63	16.62
Tangible book value per common share(1)	17.49	16.06	14.42	13.01	11.96

Selected Performance Ratios
Return on average assets	0.96%	1.22%	1.17%	0.93%	0.73%
Return on average common stockholders’ equity	8.09	10.40	10.29	7.81	6.30
Return on average tangible common equity(1)	10.80	13.61	13.76	10.68	9.09
Net interest margin	3.46	3.35	3.28	3.45	3.38

Selected Asset Quality Ratios as a % of Loans Receivable:
Nonaccrual loans (excluding loans held-for-sale)	0.99%	0.97%	1.14%	1.57%	0.16%
Loans 90 days or greater past due and still accruing (PCI)	0.21	0.06	0.04	0.04	0.15
Performing TDRs	0.38	0.42	0.21	0.36	0.38
Allowance for loan losses	1.27	0.75	0.77	0.76	0.74

Nonperforming assets(2) to total assets	0.82%	0.80%	0.95%	1.29%	1.57%
Allowance for loan losses to nonaccrual loans (excluding tax medallion loans)	204.9	147.0	146.8	168.4	449.0
Net loan charge-offs to average loans(3)	0.00	0.10	0.41	0.00	1.18

Company Capital Ratios
Leverage ratio	9.51%	9.54%	9.34%	8.92%	9.29%
Common equity Tier 1 risk-based ratio	10.79	9.95	9.75	9.15	9.74
Risk-based Tier 1 capital ratio	10.87	10.04	9.86	9.26	9.87
Risk-based capital ratio	15.08	12.96	13.15	11.04	11.78
Tangible common equity to tangible assets(1)	9.50	9.38	8.77	8.41	8.93

(1)

These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Reconciliation Table” for a reconciliation of these measurers to their most comparable GAAP measures.

(2)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.
(3)	Charge-offs in 2019, 2018 and 2016 included $1.0 million, $17.0 million and $36.5 million, respectively, related to the taxi medallion portfolio.

Non-GAAP Reconciliation Table

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data)
Tangible common equity and tangible common equity/tangible assets
Common stockholders’ equity	$915,310	$731,190	$613,927	$565,437	$531,032
Less: goodwill and other intangible assets	219,349	168,034	147,646	148,273	148,997
Tangible common stockholders’ equity	$695,961	$563,156	$466,281	$417,164	$382,035

Total assets	$7,547,339	$6,174,032	$5,462,092	$5,108,442	$4,426,348
Less: goodwill and other intangible assets	219,349	168,034	147,646	148,273	148,997
Tangible assets	$7,327,990	$6,005,998	$5,314,446	$4,960,169	$4,277,351

Tangible common equity ratio	9.50%	9.38%	8.77%	8.41%	8.93%

Tangible book value per common share
Book value per common share	$23.01	$20.85	$18.99	$17.63	$16.62
Less: goodwill and other intangible assets	5.52	4.79	4.57	4.62	4.66
Tangible book value per common share	$17.49	$16.06	$14.42	$13.01	$11.96

Return on average tangible common equity
Net income available to common stockholders	$71,289	$73,395	$60,352	$43,220	$31,060

Average common stockholders’ equity	$880,720	$705,496	$586,727	$553,390	$491,110
Less: goodwill and other intangible assets	220,570	166,116	147,970	148,649	149,425
Average tangible common stockholders’ equity	$660,150	$539,380	$438,757	$404,741	$341,685

Return on average common stockholders’ equity	8.09%	10.40%	10.29%	7.81%	6.32%

Return on average tangible common stockholders’ equity	10.80%	13.61%	13.76%	10.68%	9.09%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Accounting policies considered critical to our financial results include the allowance for loan losses and related provision, income taxes, goodwill and business combinations. For information on our significant accounting policies, see Note 1a in the Notes to Consolidated Financial Statements.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Management believes that the current allowance for loan losses will be adequate to absorb probable incurred loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the originated loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect our borrowers’ ability to pay. The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for loan losses based upon information available to them at the time of their examination. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 1a of the Notes to Consolidated Financial Statements.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 1 (under the caption “Use of Estimates”) and Note 11 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Goodwill

The Company has adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if indicators arise for impairment. The goodwill impairment evaluation involves significant estimates and subjective assumptions, which requires Management’s judgment on factors such as discount rate, prospective financial information, earnings retention rate and peer group market data. Changes in these estimates and assumptions could have a significant impact on the conclusions reached regarding whether impairment occurred and the amount of impairment. No impairment charge was deemed necessary for the years ended December 31, 2020, 2019 and 2018.

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

General

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2020 and 2019 and results of operations for each of the years in the three-year period ended December 31, 2020. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income for the year ended December 31, 2020 was $71.3 million, a decrease of $2.1 million, or 2.9%, compared to net income of $73.4 million for 2019. Diluted earnings per share were $1.79 for 2020, a 13.5% decrease from $2.07 for 2019.

The change in net income from 2019 to 2020 was attributable to the following:

•

Increased provision for loan losses of $32.9 million was primarily due to the continued economic uncertainties associated with the COVID-19 pandemic.

•

Increase in noninterest expenses of $28.8 million, primarily due to an increase in salaries and employee benefits of $9.9 million, merger expenses of $5.7 million, occupancy and equipment expense of $4.2 million and professional and consulting expenses of $1.9 million. These increases are mainly attributable to the acquisition of BNJ. Additionally, the Company saw an increase in value of acquisition price of $2.3 million related to its BoeFly acquisition.

•

Increased net interest income of $51.7 million primarily due to the acquisition of BNJ and an 11-basis point widening of the net interest margin.

•

Increase in noninterest income of $6.4 million primarily resulting from an increase in deposit, loan, and other income, increase in bank owned life insurance and net gains on sale of loans held-for-sale.

•

Decrease in income tax expense of $1.5 million resulting primarily from a decrease in income from taxable sources.

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

Net Interest Income

Fully taxable equivalent net interest income for 2020 totaled $239.9 million, an increase of $51.9 million, or 27.6%, from 2019. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 23.6% to $6.9 billion and a widening of 11 basis-points in the net interest margin. The widening of the net interest margin was mainly attributable to lower cost of funds, offset by higher average cash balances and lower yields on loans and securities. Average total loans, which includes loans held-for-sale, increased by 22.8% to $6.2 billion in 2020 from $5.0 billion in 2019. The increase in average total loans is primarily attributable to the acquisition of BNJ.

Fully taxable equivalent net interest income for 2019 totaled $188.0 million, an increase of $28.8 million, or 18.1%, from 2018. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 15.7% to $5.6 billion and a widening of 7 basis-points in the net interest margin. The widening of the net interest margin was mainly attributable to increases in both rates and the volume of loans, offset by higher cost of funds. Average total loans, which includes loans held-for-sale, increased by 16.6% to $5.0 billion in 2019 from $4.3 billion in 2018. The increase in average total loans is primarily attributable to the acquisition of GHB.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2020, 2019 and 2018 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2020			2019			2018
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$444,070	$9,996	2.25%	$478,478	$13,885	2.90%	$432,780	$12,629	2.92%
Loans receivable and loans held-for-sale (2) (3) (4)	6,198,753	297,756	4.80%	5,049,458	256,299	5.08%	4,330,874	202,578	4.68%
Federal funds sold and interest-earning deposits with banks	267,824	694	0.22%	55,819	1,167	2.09%	58,631	839	1.43%
Restricted investment in bank stocks	27,185	1,642	6.04%	27,389	1,778	6.49%	29,200	2,012	6.89%
Total interest-earning assets	6,937,832	310,088	4.47%	5,611,144	273,129	4.87%	4,851,485	218,058	4.49%
Noninterest-earning assets:
Allowance for loan losses	(59,271)			(37,433)			(33,449)
Noninterest-earning assets	574,913			440,824			341,531
Total assets	$7,453,474			$6,014,535			$5,159,567

LIABILITIES & STOCKHOLDERS’ EQUITY
Time deposits	$1,792,568	34,813	1.94%	$1,549,700	37,177	2.40%	$1,278,821	24,158	1.89%
Other interest-bearing deposits	2,819,908	17,573	0.62%	2,267,812	28,393	1.25%	1,838,025	15,778	0.86%
Total interest-bearing deposits	4,612,476	52,386	1.14%	3,817,512	65,570	1.72%	3,116,846	39,936	1.28%

Borrowings	537,773	8,435	1.57%	502,314	12,079	2.40%	562,728	11,639	2.07%
Subordinated debentures	169,139	9,254	5.47%	128,708	7,371	5.73%	125,156	7,189	5.74%
Capital lease obligation	2,233	134	6.00%	2,414	145	6.01%	2,571	154	5.99%
Total interest-bearing liabilities	5,321,621	70,209	1.32%	4,450,948	85,165	1.91%	3,807,301	58,918	1.55%
Noninterest-bearing deposits	1,195,547			819,917			745,548
Other liabilities	55,586			38,174			19,991
Stockholders’ equity	880,720			705,496			586,727
Total liabilities and stockholders’ equity	$7,453,474			$6,014,535			$5,159,567

Net interest income/interest rate spread (5)		239,879	3.15%		187,964	2.96%		159,140	2.94%
Tax-equivalent adjustment		(1,888)			(1,645)			(1,925)
Net interest income as reported		$237,991			$186,319			$157,215
Net interest margin (6)			3.46%			3.35%			3.28%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 21% federal tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2020/2019 Increase (Decrease) Due to Change in:			2019/2018 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(dollars in thousands)
Interest income:
Investment securities:	$(775)	$(3,114)	$(3,889)	$1,326	$(70)	$1,256
Loans receivable and loans held- for-sale	55,206	(13,749)	41,457	36,474	17,247	53,721
Federal funds sold and interest- earnings deposits with banks	(549)	(1,022)	(473)	(59)	387	328
Restricted investment in bank stocks	(12)	(124)	(136)	(118)	(116)	(234)
Total interest income:	$54,968	$(18,009)	$36,959	$37,623	$17,448	$55,071

Interest expense:
Savings, NOW, money market, interest checking	$3,441	$(14,261)	$(10,820)	$5,416	$7,199	$12,615
Time deposits	4,717	(7,081)	(2,364)	6,498	6,521	13,019
Borrowings and subordinated debentures	2,768	(4,529)	(1,761)	(1,250)	1,872	622
Capital lease obligation	(11)	-	(11)	(9)	-	(9)
Total interest expense:	$10,915	$(25,871)	$(14,956)	$10,655	$15,592	$26,247

Net interest income:	$44,053	$7,862	$51,915	$26,968	$1,856	$28,824

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

For the year ended December 31, 2020, the provision for loan losses was $41.0 million, an increase of $32.9 million, compared to the provision for loan losses of $8.1 million for 2019. The increase was due to the continued economic uncertainties associated with the COVID-19 pandemic and increases to specific reserves within our commercial portfolio.

For the year ended December 31, 2019, the provision for loan losses was $8.1 million, a decrease of $13.0 million, compared to the provision for loan losses of $21.1 million for 2018. The decline was due primarily to specific reserves (and concurrent charge-offs) of $17.0 million related to the taxi medallion loans in 2018.

With the adoption of CECL beginning on January 1, 2021, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. See Note 1b to our audited financial statements included herein.

Noninterest Income

Noninterest income for the full-year 2020 increased by $6.4 million, or 79.2%, to $14.4 million from $8.0 million in 2019. The increase was primarily the result of a $3.0 million increase in deposit, loan and other income. This increase was largely attributable to loan referral fee income of $2.3 million generated by BoeFly as a result of its participation in the PPP program. Additionally, increases in net gains on sale of loans held-for-sale of $1.6 million and increases in bank owned life insurance of $1.5 million contributed to the overall increase in noninterest income.

Noninterest income for the full-year 2019 increased by $2.6 million, or 46.8%, to $8.0 million from $5.5 million in 2018. The increase was primarily the result of a $1.4 million increase in deposit, loan and other income. This increase was mainly attributable to higher overdraft fees and income related to the operations of BoeFly. Increase in net gains on sale of loans held-for-sale of $0.5 million was mainly attributable to increases in gains on mortgage loan sales of $0.3 million and net gains on the sale of a pool of commercial real estate loans during the third quarter 2019 of $0.2 million. Other increases in noninterest income include an increase of $0.4 million in BOLI and increase of $0.6 million in net gains on equity securities, offset by net losses in sales of securities available-for-sale of $0.3 million.

Noninterest Expense

Noninterest expenses for the full-year 2020 increased by $28.8 million, or 31.2%, to $121.0 million from $92.2 million in 2019. The increase was primarily attributable to increases in salaries and employee benefits of $9.9 million, merger expenses of $5.7 million, occupancy and equipment of $4.2 million, increase in value of acquisition price of $2.3 million, FDIC insurance expense of $2.0 million, professional and consulting of $1.9 million and amortization of core deposit intangibles of $1.1 million. These increases were mainly the result of the acquisition of BNJ.

Noninterest expenses for the full-year 2019 increased by $21.8 million, or 30.9%, to $92.2 million from $70.5 million in 2018. The increase was primarily attributable to increases in salaries and employee benefits of $9.6 million, merger expenses of $7.6 million, professional and consulting of $1.9 million, and occupancy and equipment of $1.4 million. These increases were mainly the result of the acquisitions of GHB and BNJ. In addition, the Bank had a loss on extinguishment of debt of $1.0 million during the second quarter of 2019. Lastly, there was a decrease in FDIC expense of $1.1 million that was attributable to the Bank receiving a small bank credit of approximately $1.3 million during the second quarter of 2019.

Income Taxes

Income tax expense was $19.1 million for 2020 compared to $20.6 million for 2019 and $10.8 million for 2018. The slight decrease in income tax expense in 2020 when compared to 2019 was primarily the result of lower taxable income. The higher level of income tax expense in 2019 when compared to 2018 was primarily attributable to higher income before taxes and the negative impact of recent tax legislation in New Jersey. The effective tax rates were 21.1% in 2020, 21.9% in 2019 and 15.2% for 2018.

For a more detailed description of income taxes see Note 11 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

As of December 31, 2020, the Company’s total assets were $7.5 billion, an increase of $1.4 billion from December 31, 2019. Total loans (including loans held-for-sale) were $6.2 billion, an increase of $1.1 billion from December 31, 2019. Deposits were $6.0 billion, an increase of $1.2 billion from December 31, 2019. These increases were primarily the result of the acquisition of BNJ.

As of December 31, 2019, the Company’s total assets were $6.2 billion, an increase of $712 million from December 31, 2018. Total loans (including loans held-for-sale) were $5.1 billion, an increase of $606 million from December 31, 2018. Deposits were $4.8 billion, an increase of $675 million from December 31, 2018. These increases were primarily the result of the acquisition of GHB.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail clients living and working in the Bank’s metropolitan, New York market area, consisting of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey, as well as NYC’s five boroughs, Nassau Rockland, Orange and Westchester counties, in New York. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality client service, competitive rate structures and selective marketing have enabled it to gain market share.

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

Gross loans as of December 31, 2020 totaled $6.3 billion, an increase of $1.2 billion, or 23.8%, over gross loans as of December 31, 2019 of $5.1 billion. The increase in gross loans was primarily attributable to the acquisition of BNJ.

The largest component of the gross loan portfolio as of December 31, 2020 and December 31, 2019 was commercial real estate loans. Commercial real estate loans as of December 31, 2020 totaled $3.8 billion, an increase of $742 million, or 24.4%, compared to commercial real estate loans as of December 31, 2019 of $3.0 billion. Commercial loans totaled $1.5 billion as of December 31, 2020, an increase of $392 million, or 34.7%, compared to commercial loans as of December 31, 2019 of $1.1 billion. Included in commercial loans were PPP loans of $397.5 million, contributing to the increase. Commercial construction loans as of December 31, 2020 totaled $618 million, a decrease of $5.6 million, or 0.9%, compared to construction loans as of December 31, 2019 of $623 million.

Residential real estate loans totaled $323 million as of December 31, 2020, an increase of $3 million, or 0.8%, compared to residential real estate loans as of December 31, 2019 of $320 million. Consumer loans as of December 31, 2020 totaled $2 million, a decrease of $1 million, or 44.3%, compared to consumer loans of $3 million as of December 31, 2019. The growth in our gross loans for 2020 was primarily attributable to the acquisition of BNJ.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Commercial(1)	$1,521,967	$1,129,661	$988,758	$824,082	$553,576
Commercial real estate	3,783,550	3,041,959	2,778,167	2,592,909	2,204,710
Commercial construction	617,747	623,326	465,389	483,216	486,228
Residential real estate	322,564	320,020	309,991	271,795	232,547
Consumer	1,853	3,328	2,594	2,808	2,380
Gross loans	6,247,681	5,118,294	4,544,899	4,174,810	3,479,441
Net deferred (fees) costs	(11,374)	(4,767)	(3,807)	(3,354)	(3,609)
Loans receivable	6,236,307	5,113,527	4,541,092	4,171,456	3,475,832
Allowance for loan losses	(79,226)	(38,293)	(34,954)	(31,748)	(25,744)
Net loans receivable	$6,157,081	$5,075,234	$4,506,138	$4,139,708	$3,450,088

(1)	Included in commercial loans as of December 31, 2020 were PPP loans of $397.5 million.

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable rate loans as of December 31, 2020 by remaining contractual maturity.

	As of December 31, 2020, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial	$518,053	$676,973	$326,941	$1,521,967
Commercial real estate	326,248	957,011	2,500,291	3,783,550
Commercial construction	565,827	51,920	-	617,747
Residential real estate	4,395	18,436	299,733	322,564
Consumer	1,524	241	88	1,853

Total	$1,416,047	$1,704,581	$3,127,053	$6,247,681
Loans with:
Fixed rates	$335,383	$1,332,871	$1,014,087	$2,682,341
Variable rates	1,080,664	371,710	2,112,966	3,565,340

Total	$1,416,047	$1,704,581	$3,127,053	$6,247,681

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Asset Quality

General. One of our key objectives is to maintain a high level of asset quality. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by sending late notices, as well as making personal contact with the borrower. Typically, late notices are sent approximately 10 days after the date the payment is due, followed up by direct contact with the borrower approximately 15 days after payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed, and additional efforts are made to collect the deficiency. Total loans delinquent 30 days or more are reported to the board of directors of the Bank on a monthly basis.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and are classified as impaired, unless the restructuring complies with the provisions of the CARES Act and regulatory guidance related to the COVID-19 pandamic. Loans considered to be TDRs can be categorized as nonaccrual or performing. The impairment of a loan can be measured at (1) the fair value of the collateral less costs to sell, if the loan is collateral dependent, (2) at the value of expected future cash flows using the loan’s effective interest rate, or (3) at the loan’s observable market price. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell. Loans that experience minor payment delays and payment shortfalls generally are not classified as impaired.

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

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	December 31,
	2020	2019
(dollars in thousands)
Classified Loans:
Substandard	$119,710	$82,315
Doubtful	215	-
Loss	-	-
Total classified loans	119,925	82,315
Special Mention Loans	79,868	37,009
Total classified and special mention loans	$199,793	$119,324

During the year ended December 31, 2020, “substandard” loans and “doubtful” loans, which include lower credit quality loans which possess higher risk characteristics than “special mention” loans, increased from $82.3 million, or 1.6% of loans receivable, as of December 31, 2019 to $119.7 million, or 1.9% of loans receivable, as of December 31, 2020. During the year ended December 31, 2020, “special mention” loans increased to $79.9 million, or 1.3% of loans receivable from $37.0 million, or 0.7% of loans receivable, as of December 31, 2019. The increase in both substandard and special mention loans is primarily attributable to an increased level in deferrals resulting from the continued economic uncertainty regarding the ongoing pandemic. Deferred loans as of December 31, 2020 were $207.1 million, of which $166.8 million were not included in the table above.

Nonperforming Loans, Performing Troubled Debt Restructurings, Past Due Loans and OREO

Nonperforming loans include nonaccrual loans. Nonaccrual loans represent loans on which interest accruals have been suspended. The Company considers charging off loans, or a portion thereof, when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Performing troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Nonaccrual loans	$61,696	$49,481	$51,855	$65,613	$5,734
Nonaccrual loans (held-for-sale)	-	-	-	-	63,044
OREO	-	-	-	538	626
Total nonperforming assets (1)	$61,696	$49,481	$51,855	$66,151	$69,404

Performing TDRs	$23,655	$21,410	$11,165	$14,920	$13,338
Loans 90 days or greater past due and still accruing (non-PCI)	$-	$-	$-	$-	$-
Loans 90 days or greater past due and still accruing (PCI)	$12,821	$3,107	$1,647	$1,664	$5,293

(1)	Nonperforming assets are defined as nonaccrual loans, nonaccrual loans held-for-sale, and other real estate owned.

Nonaccrual loans (excluding loans held-for-sale) to loans receivable	0.99%	0.97%	1.14%	1.57%	0.16%
Nonperforming assets to total assets	0.82%	0.80%	0.95%	1.29%	1.57%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans (2)	1.57%	1.44%	1.42%	1.97%	2.48%

(2)	Includes loans held-for-sale.

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

As of December 31, 2020, the allowance for loan losses was $79.2 million, an increase of $40.9 million, or 106.9%, from $38.3 million as of December 31, 2019. The increase in the allowance for loan losses was primarily attributable to an increase in general provisioning related to economic uncertainties associated with the COVID-19 pandemic. With our adoption of CECL beginning on January 1, 2021, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

During the year ended December 31, 2020, the Bank recorded net charge-offs of $0.1 million, compared with net charge-offs of $4.8 million during the year ended December 31, 2019. The allowance for loan losses as a percentage of loans receivable was 1.27% as of December 31, 2020 and 0.75% as of December 31, 2019. Excluding PPP loans receivable, which are 100% federally guaranteed, the allowance for loan losses as a percentage of loans receivable was 1.36% as of December 31, 2020. During 2019, the bank had a $2.1 million charge-off related to one commercial real estate secured credit. In 2020, a $0.8 million recovery was received for this credit.

The Company is adopting ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2021. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The Company’s CECL implementation efforts are continuing to focus on completion of model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Based on the Company’s portfolio balances, and forecasted economic conditions as of December 31, 2020, management believes the adoption of the CECL standard will result in an increase to its total current reserves. An increase to the Company's reserve levels will include nonaccretable credit marks on PCI loans, which will be transferred into current reserves at adoption.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Balance at the January 1,	$38,293	$34,954	$31,748	$25,744	$26,572
Charge-offs:
Commercial (1)	552	1,029	17,066	70	39,343
Commercial real estate	-	3,470	915	155	107
Residential real estate	341	557	23	14	94
Consumer	7	20	7	-	29
Total charge-offs	900	5,076	18,011	239	39,573
Recoveries:
Commercial	4	265	109	178	4
Commercial real estate	802	30	-	51	35
Residential real estate	23	3	2	12	3
Consumer	4	17	6	2	3
Total recoveries	833	315	117	243	45
Net charge-offs (recoveries)	67	4,761	17,894	(4)	39,528
Provision for loan losses	41,000	8,100	21,100	6,000	38,700
Balance at end of year	$79,226	$38,293	$34,954	$31,748	$25,744
Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.00%	0.09%	0.41%	0.00%	1.18%
Allowance for loan losses as a percentage of loans receivable as of December 31,	1.27%	0.75%	0.77%	0.76%	0.74%

(1) For the years ended December 31, 2019, December 31, 2018 and December 31, 2016, the loan charge-offs within the commercial loan segment included $1.0 million, $17.0 million and $36.7 million in charge-offs related to the taxi medallion portfolio, respectively.

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses has been allocated in the table below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of December 31, for each of the past five years.

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to gross loans, along with the amount of the unallocated allowance. Commercial loan type shown below includes commercial, commercial real estate and construction loans.

	Commercial		Residential Real Estate		Consumer		Unallocated
	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Total Allowance
	(dollars in thousands)
2020	$75,967	94.8%	$2,687	5.2%	$4	0.0%	$568	$79,226
2019	36,506	93.7%	1,685	6.3%	3	0.1%	99	38,293
2018	33,241	93.1%	1,266	6.8%	2	0.1%	445	34,954
2017	30,090	93.4%	1,051	6.5%	2	0.1%	605	31,748
2016	24,005	93.2%	957	6.7%	3	0.1%	779	25,744

Investments

For the year ended December 31, 2020, the average volume of investment securities, including equity securities, decreased by $34.4 million to approximately $444.1 million or 6.4% of average earning assets, from $478.5 million, or 8.5% of average earning assets, for the year ended December 31, 2019. As of December 31, 2020, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. States and Political Subdivisions, Corporate Bonds and other debt and equity securities.

During the year ended December 31, 2020, rate related factors decreased investment revenue by $3.1 million, while volume related factors decreased investment revenue by $0.8 million. The tax-equivalent yield on investments decreased by 65 basis points to 2.25% from a yield of 2.90% during the year ended December 31, 2019. This was primarily due to overall declines in prevailing investment rates over the course of 2020.

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

As of December 31, 2020, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $7.9 million as compared with net unrealized gains of $2.7 million as of December 31, 2019. The increase in unrealized gains is predominately attributable to changes in market conditions and interest rates. For additional information regarding the Company’s investment portfolio, see Note 4, Note 16 and Note 21 of the Notes to the Consolidated Financial Statements.

During 2020, there were sales totaling $19.6 million from the Company’s available-for-sale portfolio, as compared with $183.7 million in sales in 2019 and no sales in 2018. The gross realized gains or (losses) on securities sold, called or matured mounted to approximately $29 thousand in 2020, $(280) thousand in 2019 and $-0- in 2018, while there were no impairment charges in 2020, 2019 and 2018.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for amortized cost of our investment securities, excluding equity securities, as of December 31, 2020, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$-	-%	$-	-%	$-	-%	$37,015	2.35%	$37,015	2.35%	$38,458
Residential Mortgage Pass-through Securities	6	4.03	350	2.58	3,323	3.36	262,435	1.67	266,114	1.69	270,884
Commercial Mortgage Pass-through Securities	-	-	-	-	-	-	6,906	1.61	6,906	1.61	6,922
Obligations of U.S. States and Political Subdivisions	2,002	3.65	8,355	4.20	12,717	4.30	115,465	3.80	138,539	3.87	142,808
Corporate Bonds and Notes	8,484	2.34	11,464	3.31	4,977	5.18	-	-	24,925	3.35	25,095
Asset-backed Securities	-	-	-	-	622	0.84	2,899	0.94	3,521	0.92	3,480
Certificates of Deposit	-	-	149	1.53	-	-	-	-	149	1.53	151
Other Securities	156	0.25	-	-	-	-	-	-	156	0.25	156
Total Investment Securities	$10,648	2.56%	$20,318	3.65%	$21,639	4.26%	$424,720	2.30%	$477,325	2.45%	$487,954

For information regarding the carrying value of the investment portfolio, see Note 4, Note 16 and Note 21 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity as of December 31, 2020. Other securities do not have a contractual maturity and are included in the “Due in 1 year or less” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2020	2019	2018
	(dollars in thousands)
Investment Securities Available-for-Sale:

Federal agency obligations	$38,458	$28,237	$44,955
Residential mortgage pass-through securities	270,884	200,496	185,204
Commercial mortgage pass-through securities	6,922	4,997	3,874
Obligations of U.S. States and political subdivisions	142,808	136,519	139,185
Trust preferred securities	-	-	-
Corporate bonds and notes	25,095	28,382	25,813
Asset-backed securities	3,480	5,780	9,691
Certificates of deposit	151	150	322
Other securities	157	140	2,990
Total	$487,955	$404,701	$412,034

For other information regarding the Company’s investment securities portfolio, see Note 4, Note 16 and Note 21 of the Notes to the Consolidated Financial Statements.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2020, and December 31, 2019, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2020, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.70%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.18%. As of December 31, 2019, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.55%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.71%.

Based on our model, which was run as of December 31, 2020, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.89%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 8.56%. As of December 31, 2019, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.86%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.86%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2020, would decline by 7.76% with an instantaneous rate shock of up 200 basis points, and increase by 5.70% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2019, would decline by 7.2% with an instantaneous rate shock of up 200 basis points, and increase by 3.69% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII as of December 31, 2020.

Interest Rates (basis points)	Estimated EVE	Estimated Change in EVE		Interest Rates (basis points)	Estimated NII	Estimated Change in NII
		Amount	%			Amount	%

+300	$866,429	$(96,001)	(9.97)	+300	$239,904	$3,630	1.54

+200	887,726	(74,704)	(7.76)	+200	237,933	1,659	0.70

+100	914,969	(47,461)	(4.93)	+100	236,623	349	0.15

0	962,430	-	0.0	0	236,274	-	0.0

-100	1,017,329	54,899	5.70	-100	224,026	(12,248)	(5.18)

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

As of December 31, 2020, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2020, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $697.4 million, which represented 9.2% of total assets and 10.9% of total deposits and borrowings, compared to $506.0 million as of December 31, 2019, which represented 8.2% of total assets and 9.6% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2020, had the ability to borrow $2.0 billion. In addition, as of December 31, 2020, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $5.2 million. As of December 31, 2020, the Bank had aggregate available and unused credit of approximately $1.1 billion, which represents the aforementioned facilities totaling $2.0 billion net of $935 million in outstanding borrowings and letters of credit. As of December 31, 2020, outstanding commitments for the Bank to extend credit were $0.9 billion.

Cash and cash equivalents totaled $303.8 million on December 31, 2020, increasing by $102.3 million from $201.5 million as of December 31, 2019. Operating activities provided $81.1 million in net cash. Investing activities used $323.4 million in net cash, primarily reflecting an increase in loans. Financing activities provided $344.5 million in net cash, primarily reflecting a net increase of $410.6 million in deposits, offset by net FHLB repayments of $123.9 million.

Deposits

Deposits are our primary source of funds. Average total deposits increased by $1.2 billion, or 25.3%, to $5.8 billion in 2020 from $4.6 billion in 2019 and increased $775 million, or 20.1%, to $4.6 billion in 2019 from 2018. The increase in total average deposits in 2020 was primarily attributable to both the acquisition of BNJ and organic growth, while the increase in 2019 was attributable to the acquisition of GHB and organic growth. The following table sets forth the year-to-date average balances and weighted average rates for various types of deposits for 2020, 2019 and 2018.

	2020		2019		2018
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,195,547	-	$819,917	-	$745,548	-
Demand, interest-bearing & NOW	1,270,520	0.59%	980,669	1.04%	726,665	0.69%
Money market accounts	1,313,070	0.72%	1,121,605	1.59%	947,157	1.11%
Savings	236,318	0.27%	165,538	0.24%	164,203	0.17%

Time	1,792,568	1.94%	1,549,700	2.40%	1,278,821	1.89%

Total Deposits	$5,808,023	0.90%	$4,637,429	1.41%	$3,862,394	1.03%

The following table sets forth the distribution of total deposit accounts, by account types for each of the dates indicated.

	December 31, 2020		December 31, 2019
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$1,339,108	22.5%	$861,728	18.1%
Demand, interest-bearing & NOW	1,462,675	24.5%	1,079,621	22.6%

Money market accounts	1,399,145	23.5%	1,108,983	23.3%
Savings	294,163	4.9%	163,489	3.4%

Time	1,464,133	24.6%	1,553,721	32.6%

Total Deposits	$5,959,226	100.0%	$4,767,542	100.0%

The following table summarizes the maturity distribution of time deposits in denomination of $100,000 or more:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
3 months or less	$236,888	$244,747
Over 3 to 6 months	226,780	136,167
Over 6 to 12 months	225,708	242,445
Over 12 months	294,828	301,166

Total	$984,204	$924,525

Federal Home Loan Bank Advances

Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2020, the Company had a net carrying value of $426.0 million in notes outstanding at a weighted average interest rate of 1.07%. As of December 31, 2019, the Company had a net carrying value of $500.3 million in notes outstanding at a weighted average interest rate of 1.96%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
December 31, 2020	(dollars in thousands)
Contractual obligations:
Operating lease obligations	$19,856	$4,229	$6,438	$4,754	$4,435
Other long-term liabilities/long-term debt:

Time Deposits	1,460,765	1,028,184	415,498	17,083	-
Federal Home Loan Bank advances and repurchase agreements, net	426,038	297,570	125,644	-	2,824
Finance lease	2,133	321	644	706	462
Subordinated debentures	202,648	-	-	-	202,648
Total other long-term liabilities/long-term debt	2,091,584	1,326,075	541,786	17,789	205,934
Other commercial commitments – off balance sheet:
Commitments under commercial loans and lines of credit	525,606	385,462	122,736	11,330	6,078
Home equity and other revolving lines of credit	65,690	13,576	12,267	13,794	26,053
Outstanding commercial mortgage loan commitments	327,745	177,301	147,299	1,124	2,021
Standby letters of credit	28,738	26,192	546	2,000	-
Overdraft protection lines	1,020	497	20	32	471
Total off-balance sheet arrangements and contractual obligations	948,799	603,028	282,868	28,280	34,623
Total contractual obligations and other commitments	$3,060,239	$1,933,332	$831,092	$50,823	$244,992

Capital

The maintenance of a solid capital foundation continues to be a primary goal for the Company. Accordingly, capital plans, stock repurchases, and dividend policies are monitored on an ongoing basis. The most important objective of the capital planning process is to balance effectively the retention of capital to support future growth and the goal of providing stockholders with an attractive long-term return on their investment.

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) as of December 31, 2020 amounted to $694.9 million or 9.5% of average total assets. As of December 31, 2019, the Company’s Tier 1 leverage capital amounted to $563.5 million or 9.5% of average total assets. The increase in Tier 1 capital reflects the Company’s retained earnings during 2019 and the acquisition of BNJ.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. As of December 31, 2020, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 10.79%, 10.87% and 15.08%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 15 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of December 31, 2020 was 3.06%.

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

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”). As of December 31, 2020, the 2015 Notes have a stated maturity of July 1, 2025, and bear interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2020, the variable interest rate was 4.16% and all costs related to 2015 issuance have been amortized. The 2015 Notes were redeemed in full on January 1, 2021.

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

The Board of Directors and Stockholders of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Exogenous Factors Related to Commercial, Commercial Real Estate, and Commercial Construction Loan Segments

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. As described in Notes 1a and 5 to the consolidated financial statements, the Company’s consolidated allowance for loan losses was $79,226,000 at December 31, 2020, which consisted of the allowance for loans losses allocated to 1) loans individually evaluated for impairment, representing $14,314,000, 2) loans collectively evaluated for impairment (“general component”), representing $58,504,000, and 3) loans acquired, representing $5,840,000, as well as an unallocated allowance for loan losses of $568,000. The general component can be further broken down as the general component related to the commercial, commercial real estate, and commercial construction loan segments of $56,572,000 and the general component related to the residential real estate and consumer segments of $1,932,000. The general component is based on historical loss experience adjusted for current factors. This actual loss experience is supplemented with exogenous factor adjustments based on the risks present for each loan category. Changes in these exogenous factor adjustments related to the commercial, commercial real estate, and commercial construction loan segments could have a material impact on the Company’s financial results.

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

○

Management’s review of the completeness and accuracy of data used as the basis for the adjustments relating to exogenous factors;

○

Management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative reserve factors and the resulting allocation to the allowance allocated to loans collectively evaluated for impairment; and,

○

Management’s review of the exogenous factor reserve for mathematical accuracy.

•

Substantively testing management’s process, including evaluating their judgments and significant assumptions, for developing the exogenous factors used to estimate the general component for the commercial, commercial real estate, and commercial construction loan segments which included:

○

Evaluation of the completeness and accuracy of data used as a basis for the adjustments relating to exogenous factors;

○

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

○

Analytically evaluating the exogenous factor allocation year over year for reasonableness; and,

○

Recalculation of the exogenous factor reserve.

Business Combinations – Fair Value of Acquired Non-Credit-Impaired Loans

As described in Note 2 to the consolidated financial statements, on January 2, 2020 the Company completed its acquisition of Bancorp of New Jersey, Inc. The business combination was accounted under the acquisition method of accounting, with assets acquired and liabilities assumed recorded at fair value as of the acquisition date. The fair value of loans acquired in the acquisition totaled $774,720,000, which included $763,020,000 of non-credit-impaired loans and $11,700,000 of credit-impaired loans.

The fair values of non-credit-impaired loans acquired were estimated based on the value of the expected cash flows, which were projected based on the contractual terms of loans, including both maturity and contractual amortization. Projected cash flows were adjusted for expected losses and prepayments, where appropriate. Expected losses assumptions were developed using peer group loss data. Projected cash flows were then discounted to present value using a discount rate developed based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs and a required return on capital. Changes in these estimates and assumptions could have a significant impact on the fair values of the acquired non-credit-impaired loans. We identified auditing the fair value of acquired non-credit-impaired loans as a critical audit matter as it involved especially subjective auditor judgment.

The primary audit procedures we performed to address this critical audit matter included:

•

Testing the effectiveness of controls over the judgments, significant assumptions and data used to estimate the fair value of acquired non-credit-impaired loans, including controls addressing:

○

Management’s evaluation of the reasonableness of the judgments and assumptions used to estimate fair value; and,

○

Management’s review of the completeness and accuracy of the data used.

•

Substantively testing management’s process, including evaluating their judgments and assumptions, for estimating the fair value of acquired non-credit-impaired loans which included:

○

Evaluation of the reasonableness of judgments and assumptions used by management;

○

Evaluation of the completeness and accuracy of the data used; and,

○

Utilization of an internal valuation specialist to assist with the evaluation of the appropriateness of assumptions, judgments and data used and overall reasonableness of the fair values.

Goodwill Impairment

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. As described in Notes 1a and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $208,372,000 at December 31, 2020. Goodwill is tested annually for impairment in the fourth quarter, or more frequently if events and circumstances exist that indicate it is more likely than not impairment has occurred. During the quarter ended June 30, 2020, the Company determined a triggering event had occurred and performed a quantitative goodwill impairment evaluation using both income and market approaches to estimate the fair value of the Company and based on results of evaluation, no goodwill impairment was recorded.

The goodwill impairment evaluation involved significant estimates and subjective assumptions, which required a high degree of management judgment. Significant estimates and subjective assumptions included discount rate, prospective financial information, earnings retention rate and peer group market data. Changes in these estimates and assumptions could have a significant impact on the conclusions reached regarding whether impairment occurred and the amount of impairment. We identified auditing the goodwill impairment evaluation as a critical audit matter as it involved especially subjective auditor judgment.

The primary audit procedures we performed to address this critical audit matter included:

•

Testing the effectiveness of controls over the judgments, assumptions and data used to estimate the fair value of the Company, including controls addressing:

○

Management’s review of the reasonableness and accuracy of the Company’s prospective financial information used in the income approach.

○

Management’s evaluation of significant assumptions used, including valuation methodologies, discount rate, earnings retention rate and peer group market data.

•

Substantively testing management’s process, including evaluating their judgments and significant assumptions, for estimating the fair value of the Company which included:

○

Evaluation of key financial data for accuracy.

○

Evaluation of management’s ability to reasonably forecast cash flows.

○

Utilization of an internal valuation specialist to assist with the evaluation of the appropriateness of valuation methodologies, discount rate, earnings retention rate, peer group market data and overall reasonableness of the fair value.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.
New York, New York March 1, 2021

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2020	2019
(in thousands, except share data)
ASSETS
Cash and due from banks	$63,637	$65,717
Interest-bearing deposits with banks	240,119	135,766
Cash and cash equivalents	303,756	201,483

Securities available-for-sale	487,955	404,701
Equity securities	13,387	11,185

Loans held-for-sale	4,710	33,250

Loans receivable	6,236,307	5,113,527
Less: Allowance for loan losses	79,226	38,293
Net loans receivable	6,157,081	5,075,234

Investment in restricted stock, at cost	25,099	27,397
Bank premises and equipment, net	30,108	19,236
Accrued interest receivable	35,317	20,949
Bank owned life insurance	165,960	137,961
Right of use operating lease assets	16,159	15,137
Goodwill	208,372	162,574
Core deposit intangibles	10,977	5,460
Other assets	88,458	59,465
Total assets	$7,547,339	$6,174,032
LIABILITIES
Deposits:
Noninterest-bearing	$1,339,108	$861,728
Interest-bearing	4,620,116	3,905,814
Total deposits	5,959,224	4,767,542
Borrowings	425,954	500,293
Operating lease liabilities	18,026	16,449
Subordinated debentures, net of debt issuance costs	202,648	128,885
Other liabilities	26,177	29,673
Total liabilities	6,632,029	5,442,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 42,444,031 shares as of December 31, 2020 and 37,676,006 shares as of December 31, 2019; outstanding 39,785,398 shares as of December 31, 2020 and 35,072,066 as of December 31, 2019	586,946	468,571
Additional paid-in capital	23,887	21,344
Retained earnings	331,951	271,782
Treasury stock, at cost (2,658,633 shares as of December 31, 2020 and 2,603,940 shares as of December 31, 2019)	(30,271)	(29,360)
Accumulated other comprehensive income (loss)	2,797	(1,147)
Total stockholders’ equity	915,310	731,190
Total liabilities and stockholders’ equity	$7,547,339	$6,174,032

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$296,611	$255,479	$201,524
Interest and dividends on investment securities:
Taxable	6,456	9,131	8,482
Tax-exempt	2,797	3,929	3,276
Dividends	1,642	1,778	2,012
Interest on federal funds sold and other short-term investments	694	1,167	839
Total interest income	308,200	271,484	216,133
Interest expense:
Deposits	52,386	65,570	39,936
Borrowings	17,823	19,595	18,982
Total interest expense	70,209	85,165	58,918
Net interest income	237,991	186,319	157,215
Provision for loan losses	41,000	8,100	21,100
Net interest income after provision for loan losses	196,991	178,219	136,115
Noninterest income:
Income on bank owned life insurance	5,007	3,484	3,094
Net gains on sale of loans held-for-sale	2,085	512	61
Deposit, loan and other income	7,077	4,025	2,584
Net gains (losses) on equity securities	202	294	(266)
Net gains (losses) on sale of investment securities	29	(280)	-
Total noninterest income	14,400	8,035	5,473
Noninterest expense:
Salaries and employee benefits	58,877	49,021	39,556
Occupancy and equipment	13,882	9,712	8,312
FDIC insurance	4,002	2,011	3,115
Professional and consulting	7,383	5,506	3,568
Marketing and advertising	1,200	1,353	980
Data processing	6,008	4,503	4,421
Merger expenses	14,640	8,955	1,335
Loss on extinguishment of debt	-	1,047	-
Amortization of core deposit intangible	2,559	1,408	627
Other components of net periodic pension (income) expense	(119)	114	28
Increase in value of acquisition price	2,333	-	-
Other expenses	10,236	8,598	8,512
Total noninterest expenses	121,001	92,228	70,454
Income before income tax expense	90,390	94,026	71,134
Income tax expense	19,101	20,631	10,782
Net income	$71,289	$73,395	$60,352
Earnings per common share:
Basic	$1.80	$2.08	$1.87
Diluted	1.79	2.07	1.86

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
(dollars in thousands)

Net income	$71,289	$73,395	$60,352
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	7,005	11,286	(6,444)
Tax effect	(1,847)	(2,923)	1,638
Net of tax	5,158	8,363	(4,806)
Reclassification adjustment for realized (gains) losses included in net income	(29)	280	-
Tax effect	6	(79)	-
Net of tax	(23)	201	-
Unrealized (losses) gains on cash flow hedges	(3,423)	(755)	825
Tax effect	962	213	(228)
Net of tax	(2,461)	(542)	597
Reclassification adjustment for losses (gains) arising during this period	1,577	(677)	(464)
Tax effect	(443)	190	130
Net of tax	1,134	(487)	(334)
Unrealized pension plan (losses) gains:
Unrealized pension plan (losses) gains before reclassifications	(112)	(209)	236
Tax effect	31	59	(67)
Net of tax	(81)	(150)	169
Reclassification adjustment for realized losses included in net income	301	358	359
Tax effect	(84)	(101)	(101)
Net of tax	217	257	258
Total other comprehensive income (loss)	3,944	7,642	(4,116)
Total comprehensive income	$75,233	$81,037	$56,236
See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands, except share and per share data)
Balance as of December 31, 2017	$-	$412,546	$13,602	$160,025	$(16,717)	$(4,019)	$565,437
Reclassification of stranded tax effects (ASU 2018-02) (see Note 16)	-	-	-	709	-	(709)	-
Cumulative effect of adopting ASU 2016-01 (see Note 16)	-	-	-	(55)	-	55	-
Net income	-	-	-	60,352	-	-	60,352
Other comprehensive loss, net of tax	-	-	-	-	-	(4,116)	(4,116)
Cash dividends declared on common stock ($0.30 per share)	-	-	-	(9,686)	-	-	(9,686)
Exercise of stock options (189,992 shares)	-	-	875	-	-	-	875
Restricted stock, net of forfeitures (24,018 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (42,672 shares)	-	-	(819)	-	-	-	(819)
Stock-based compensation expense	-	-	1,884	-	-	-	1,884
Balance as of December 31, 2018	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	73,395	-	-	73,395
Other comprehensive income, net of tax	-	-	-	-	-	7,642	7,642
Cash dividends declared on common stock ($0.36 per share)	-	-	-	(12,958)	-	-	(12,958)
Repurchase of stock (540,018 shares)	-	-	-	-	(12,643)	-	(12,643)
Net shares issued in satisfaction of restricted stock units earned (4,904 shares)	-	-	-	-	-	-	-
Exercise of stock options (38,937 shares)	-	-	360	-	-	-	360
Restricted stock, net of forfeitures (56,772 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (31,425 shares)	-	-	196	-	-	-	196
Stock issued (3,032,496 shares) in acquisition of GHB	-	56,025	-	-	-	-	56,025
Stock issued (119,008 shares) in acquisition of BoeFly, LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation expense	-	-	2,746	-	-	-	2,746
Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	71,289	-	-	71,289
Other comprehensive income, net of tax	-	-	-	-	-	3,944	3,944
Cash dividends declared on common stock ($0.27 per share)	-	-	-	(11,120)	-	-	(11,120)
Repurchase of treasury stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Net shares issued in satisfaction of restricted stock units earned (16,541 shares)	-	-	-	-	-	-	-
Exercise of stock options (35,413 shares)	-	-	233	-	-	-	233
Restricted stock grants, net of forfeitures (89,879 shares)	-	-	-	-	-	-	-
Stock grants issued (1,340 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,402 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(639)	-	-	-	(639)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation expense	-	-	2,949	-	-	-	2,949
Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$71,289	$73,395	$60,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,244	3,053	3,062
Provision for loan losses	41,000	8,100	21,100
Amortization of intangibles	2,559	1,408	627
Net accretion of loans	(6,687)	(5,056)	(1,127)
Accretion on bank premises	(90)	(86)	(67)
Accretion on deposits	(4,301)	(1,149)	(57)
(Accretion) amortization on borrowings	(183)	209	(76)
Net deferred income tax expense	(7,495)	104	926
Stock-based compensation	2,949	2,942	1,884
Losses (gains) on sales of investment securities, net	(29)	280	-
Change in fair value of equity securities, net	(202)	(294)	267
Gains (losses) on sale of loans held-for-sale, net	(2,085)	(512)	(61)
Loans originated for resale	(63,114)	(20,499)	(4,121)
Loss on extinguishment of debt	-	1,047	-
Proceeds from sale of loans held-for-sale	80,323	21,011	4,552
Net (gains) losses on disposition of premises and equipment	-	(8)	26
Net (gains) losses on sale of other real estate owned	-	(8)	192
Increase in cash surrender value of bank owned life insurance	(4,793)	(3,484)	(3,094)
Amortization of premiums and accretion of discounts on investments securities, net	5,506	4,299	3,233
Amortization of subordinated debt issuance costs	323	329	332
Increase in accrued interest receivable	(11,458)	(301)	(2,744)
Net change in operating leases	41	1,312	-
Increase in other assets	(22,498)	(22,619)	(1,134)
(Decrease) increase in other liabilities	(4,174)	(2,785)	4,988
Net cash provided by operating activities	81,125	60,688	89,060
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(338,087)	(225,853)	(140,013)
Sales	19,624	183,728	-
Maturities, calls and principal repayments	256,782	178,116	141,859
Net redemptions (purchases) of restricted investment in bank stocks	5,362	3,739	2,361
Purchases of equity securities	(2,000)	-	-
Sales of equity securities	-	569	-
Loans held-for-sale payments	1,186	47	159
Net increase in loans	(329,210)	(243,430)	(362,625)
Purchases of premises and equipment	(2,199)	(1,527)	(2,051)
Purchases of bank owned life insurance	(25,000)	(10,000)	-
Proceeds from life insurance death benefits	1,794	-	585
Proceeds from sale of premises and equipment	-	18	1,627
Cash and cash equivalents acquired in acquisitions, net	87,391	11,211	-
Proceeds from sale of other real estate owned	992	915	884
Net cash used in investing activities	(323,365)	(102,467)	(357,214)
Cash flows from financing activities
Net increase in deposits	410,605	260,489	297,021
Increase in subordinated debt	73,440	-	73,525
Advances of borrowings	1,526,489	2,597,000	1,733,000
Repayments of borrowings	(1,650,387)	(2,762,150)	(1,803,000)
Cash dividends paid on common stock	(14,317)	(12,160)	(9,664)
Purchase of treasury stock	(911)	(12,643)	-
Proceeds from exercise of stock options	233	360	875
Share redemption for tax withholdings on performance units and restricted stock units earned	(639)	-	(819)
Net cash provided by financing activities	344,513	70,896	290,938

Net change in cash and cash equivalents	102,273	29,117	22,784
Cash and cash equivalents at beginning of period	201,483	172,366	149,582
Cash and cash equivalents at end of period	$303,756	$201,483	$172,366
Supplemental disclosures of cash flow information:

Cash payments for:
Interest paid	$74,701	$88,522	$55,662
Income taxes paid	18,497	18,497	9,092

Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$-	$907	$538
Transfer of loan held-for-sale to loans held-for-investment	10,995	-	45,552
Transfer of loans held-for-investment to loans held-for-sale	26,548	33,297	21,236
Business combinations:
Fair value of net assets acquired, net of cash and cash equivalents	$949,282	$534,146	$-

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

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

Principals of Consolidation

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties (other than with regard to loans meeting the requirements of the CARES Act or regulatory guidance regarding mitigating the impact of the COVID-19 pandemic) are considered troubled debt restructurings (“TDR”) and are classified as impaired. The impairment of a loan can be measured at (1) the fair value of the collateral less costs to sell, if the loan is collateral dependent, (2) at the value of expected future cash flows using the loan’s effective interest rate, or (3) at the loan’s observable market price. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

Restricted Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends on the stock are reported as income.

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

The Company maintains a 401(k)-employee savings plan to provide for defined contributions which covers substantially all employees of the Company. Employee 401(k) and profit-sharing plan expense is the amount of matching contributions.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

Treasury Stock

Subject to limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the year ended December 31, 2020 and December 31, 2019, the Parent Corporation repurchased 54,693 and 540,018 shares under a board-approved share repurchase program. During the year ended December 31, 2018, the Parent Corporation did not repurchase any of its shares.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary as of the years ended December 31, 2020, 2019 and 2018.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Business, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies – (continued)

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2019 and 2018 to conform to the classifications presented in 2020. Such reclassifications had no impact on net income or stockholders’ equity.

Note 1b – Authoritative Accounting Guidance

Adoption of New Accounting Standards in 2021

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

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). Under the CARES Act, the effective date for the implementation of ASU No. 2016-13 was delayed until the earlier of the end of the health crises caused by the COVID-19 Pandemic or December 31, 2020. The Economic Aid Act then further delayed implementation until the earlier of the end of the health crises caused by the COVID-19 Pandemic or December 31, 2022.

The Company is adopting Topic 326, as of January 1, 2021. While the Company has not finalized the impact of implementing CECL, the Company expects to recognize a one-time cumulative effect adjustment to the allowance and beginning retained earnings, net of tax, upon adoption. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors. The Company measured its allowance under its current incurred loan loss model as of December 31, 2020.

ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 went effective for the Company as of January 1, 2021 and did not have a significant impact on our consolidated financial statements.

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

Note 1b – Authoritative Accounting Guidance – (continued)

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

Note 2 – Business Combination

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Business Combination – (continued)

The acquisition of BNJ was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $45.8 million and a core deposit intangible of $8.1 million. The assets acquired and liabilities assumed, and consideration paid in the acquisition of BNJ were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition.

In connection with the acquisition, the consideration paid, and the fair value of identifiable assets acquired, and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated FairValue at January 2, 2020
(in thousands)
Consideration paid:
Common stock issued in acquisition	$118,375
Cash paid in acquisition	23,977
Total consideration paid:	142,352
Assets acquired:
Cash and cash equivalents	111,368
Securities available-for-sale	20,073
Loans, net	774,720
Premises and equipment, net	12,826
Accrued interest receivable	2,910
Core deposit intangibles	8,076
Other assets	19,309
Total assets acquired	949,282
Liabilities assumed:
Deposits	785,378
Borrowings	49,742
Other liabilities	17,608
Total liabilities assumed	852,728

Net assets acquired	96,554

Goodwill recorded in acquisition	$45,798

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

Note 2 – Business Combination – (continued)

The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the BNJ acquisition as of the Merger date:

Estimated FairValue at January 2, 2020
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

Direct acquisition and integration costs of the BNJ acquisition were expensed as incurred. These items were recorded as merger expenses on the consolidated statement of income. During the year ended December 31, 2020, merger expenses related to the BNJ acquisition were $11.6 million.

Note 3 – Earnings per Common Share

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Net income available to common stockholders	$71,289	$73,395	$60,352
Earnings allocated to participating securities	(356)	(295)	(139)
Income attributable to common stock	$70,933	$73,100	$60,213
Weighted average common shares outstanding, including participating securities	39,643	35,289	32,198
Weighted average participating securities	(131)	(84)	(74)
Weighted average common shares outstanding	39,512	35,205	32,124
Incremental shares from assumed conversions of options, restricted stock units, performance units and restricted stock	132	88	233
Weighted average common and equivalent shares outstanding	39,644	35,293	32,357
Earnings per common share:
Basic	$1.80	$2.08	$1.87
Diluted	1.79	2.07	1.86

There were no antidilutive common share equivalents as of December 31, 2020, 2019 and 2018.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investment Securities

The Company’s investment securities are classified as available-for-sale as of December 31, 2020 and December 31, 2019. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2020 and December 31, 2019. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 21 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of December 31, 2020 and 2019.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Investment securities available-for-sale
Federal agency obligations	$37,015	$1,508	$(65)	$38,458
Residential mortgage pass-through securities	266,114	4,811	(41)	270,884
Commercial mortgage pass-through securities	6,906	203	(187)	6,922
Obligations of U.S. states and political subdivisions	138,539	4,269	-	142,808
Corporate bonds and notes	24,925	222	(52)	25,095
Asset-backed securities	3,521	-	(41)	3,480
Certificates of deposit	149	2	-	151
Other securities	157	-	-	157
Total securities available-for-sale	$477,326	$11,015	$(386)	$487,955

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2019
Investment securities available-for-sale
Federal agency obligations	$27,667	$612	$(42)	$28,237
Residential mortgage pass-through securities	199,611	1,528	(643)	200,496
Commercial mortgage pass-through securities	4,995	37	(35)	4,997
Obligations of U.S. states and political subdivisions	134,500	2,411	(392)	136,519
Corporate bonds and notes	28,142	285	(45)	28,382
Asset-backed securities	5,845	-	(65)	5,780
Certificates of deposit	148	2	-	150
Other securities	140	-	-	140
Total securities available-for-sale	$401,048	$4,875	$(1,222)	$404,701

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investment Securities – (continued)

Investment securities having a carrying value of approximately $107.6 million and $111.5 million as of December 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law.As of December 31, 2020, and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of December 31, 2020, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2020
	Amortized Cost	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$10,486	$10,541
Due after one year through five years	19,968	20,180
Due after five years through ten years	18,316	18,797
Due after ten years	155,379	160,474
Residential mortgage pass-through securities	266,114	270,884
Commercial mortgage pass-through securities	6,906	6,922
Other securities	157	157
Total securities available-for-sale	$477,326	$487,955

Gross gains and losses from the sales, calls, and maturities of investment securities for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Proceeds	$19,624	$183,728	$-
Gross gains on sales of investment securities	$29	$401	$-
Gross losses on sales of investment securities	-	(681)	-
Net gains (losses) on sales of investment securities	29	(280)	-
Tax provision on net gains	(6)	79	-
Net gains (losses) on sales of investment securities, after tax	$23	$(201)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investment Securities – (continued)

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

Temporarily Impaired Investments

The Company does not believe that any of the unrealized losses, which were comprised of 21 and 53 securities as of December 31, 2020 and December 31, 2019, respectively, represent an other-than-temporary impairment (“OTTI”). The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, and asset-backed securities are not considered to be other-than-temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The unrealized losses included in the tables below are primarily related to changes in interest rates and credit spreads. All of the Company’s securities are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. These are largely intermediate duration holdings, and, in certain cases, monthly principal payments can further reduce loss exposure resulting from an increase in rates.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019. There were no investments held-to-maturity as of December 31, 2020 and 2019.

	December 31, 2020
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$8,978	$(65)	$8,975	$(65)	$3	$-
Residential mortgage pass-through securities	20,895	(41)	20,886	(41)	9	-
Commercial mortgage pass-through securities	3,954	(187)	3,954	(187)	-	-
Corporate bonds and notes	3,928	(52)	3,928	(52)	-	-
Asset-backed securities	3,083	(41)	622	-	2,461	(41)
Total Temporarily Impaired Securities	$40,838	$(386)	$38,365	$(345)	$2,473	$(41)

	December 31, 2019
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$6,512	$(42)	$6,498	$(42)	$14	$-
Residential mortgage pass-through securities	94,980	(643)	49,154	(179)	45,826	(464)
Commercial mortgage pass-through securities	2,006	(35)	2,006	(35)	-	-
Obligations of U.S. states and political subdivisions	34,775	(392)	10,306	(8)	24,469	(384)
Corporate bonds and notes	5,437	(45)	2,478	(23)	2,959	(22)
Asset-backed securities	5,718	(65)	2,268	(22)	3,450	(43)
Total Temporarily Impaired Securities	$149,428	$(1,222)	$72,710	$(309)	$76,718	$(913)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of December 31, 2020 and December 31, 2019:

	2020	2019
	(dollars in thousands)
Commercial (1)	$1,521,967	$1,129,661
Commercial real estate	3,783,550	3,041,959
Commercial construction	617,747	623,326
Residential real estate	322,564	320,020
Consumer	1,853	3,328
Gross loans	6,247,681	5,118,294
Net deferred fees	(11,374)	(4,767)
Loans receivable	$6,236,307	$5,113,527

(1)	Included in commercial loans as of December 31, 2020 were PPP loans of $397.5 million.

As of December 31, 2020, and 2019, loan balances of approximately $2.7 billion and $2.5 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

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

•

The Company considers loan classes and loan segments to be one and the same.

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2020 and December 31, 2019:

	2020	2019
	(dollars in thousands)
Commercial	$-	$2,285
Commercial real estate	1,990	30,965
Residential mortgage	2,720	-
Total carrying amount	$4,710	$33,250

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses – (continued)

Purchased Credit-Impaired Loans: The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows as of December 31, 2020 and December 31, 2019.

	2020	2019
	(dollars in thousands)
Commercial	$3,878	$5,452
Commercial real estate	5,555	1,101
Residential real estate	4,084	-
Total carrying amount	$13,517	$6,553

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the years ended December 31, 2020 and 2019. No allowances for loan losses were reversed during 2020 and 2019.

The accretable yield, or income expected to be collected, on the purchased credit-impaired loans above is as follows for the years presented:

	2020	2019	2018
	(dollars in thousands)
Balance as of January 1,	$1,301	$1,134	$1,387
New loans purchased	605	1,286	-
Accretion of income	(796)	(1,119)	(253)
Balance as of December 31,	$1,110	$1,301	$1,134

Loans Receivable on Nonaccrual Status: The following tables present nonaccrual loans included in loans receivable by loan class as of December 31, 2020 and December 31, 2019:

	2020	2019
	(dollars in thousands)
Commercial	$33,019	$31,455
Commercial real estate	10,111	8,338
Commercial construction	14,015	6,773
Residential real estate	4,551	2,915
Consumer	-	-
Total loans receivable on nonaccrual status	$61,696	$49,481

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses – (continued)

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

The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,447,097	$30,725	$43,930	$215	$1,521,967
Commercial real estate	3,700,498	49,143	33,909	-	3,783,550
Commercial construction	587,266	-	30,481	-	617,747
Residential real estate	311,174	-	11,390	-	322,564
Consumer	1,853	-	-	-	1,853
Gross loans	$6,047,888	$79,868	$119,710	$215	$6,247,681

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,059,852	$22,159	$47,650	$-	$1,129,661
Commercial real estate	3,014,956	10,301	16,702	-	3,041,959
Commercial construction	604,298	4,609	14,419	-	623,326
Residential real estate	316,476	-	3,544	-	320,020
Consumer	3,328	-	-	-	3,328
Gross loans	$4,998,910	$37,069	$82,315	$-	$5,118,294

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans by class as of and for the years ended December 31, 2020, 2019 and 2018.

	December 31, 2020
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$11,325	$11,835		$11,627	$203
Commercial real estate	13,105	13,449		13,215	287
Commercial construction	24,284	24,907		21,279	377
Residential real estate	5,378	5,723		4,733	104
Consumer	-	-		-	-
Total	$54,092	$55,914		$50,854	$971

With An Allowance Recorded
Commercial	$23,736	$69,122	$12,985	$23,625	$-
Commercial real estate	2,722	2,722	1,329	2,722	-
Total	$26,458	$71,844	$14,314	$26,347	$-

Total
Commercial	$35,061	$80,957	$12,985	$35,252	$203
Commercial real estate	15,827	16,171	1,329	15,937	287
Commercial construction	24,284	24,907	-	21,279	377
Residential real estate	5,378	5,723	-	4,733	104
Consumer	-	-	-	-	-
Total (including related allowance)	$80,550	$127,758	$14,314	$77,201	$971

	December 31, 2019
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$37,984	$83,225		$39,801	$815
Commercial real estate	15,249	15,467		15,421	428
Commercial construction	8,649	8,649		8,394	332
Residential real estate	1,311	1,463		1,311	-
Consumer	-	-		-	-
Total	$63,193	$108,804		$64,927	$1,575

With An Allowance Recorded
Commercial construction	$3,530	$3,530	$1,244	$3,530	$91
Residential real estate	263	263	23	257	11
Total	$3,793	$3,793	$1,267	$3,787	$102

Total
Commercial	$37,984	$83,225	$-	$39,801	$815
Commercial real estate	15,249	15,467	-	15,421	428
Commercial construction	12,179	12,179	1,244	11,924	423
Residential real estate	1,574	1,726	23	1,568	11
Consumer	-	-	-	-	-
Total (including related allowance)	$66,986	$112,597	$1,267	$68,714	$1,677

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses – (continued)

	December 31, 2018
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$29,896	$83,596		$31,721	$66
Commercial real estate	16,839	17,935		17,676	149
Commercial construction	9,240	9,240		11,215	493
Residential real estate	2,209	2,521		2,284	-
Consumer	-	-		-	-
Total	$58,184	$113,292		$62,896	$708

With An Allowance Recorded
Commercial real estate	$1,488	$1,488	$7	$1,511	$46
Residential real estate	260	266	29	265	-
Total	$1,748	$1,754	$36	$1,776	$46

Total
Commercial	$29,896	$83,596	$-	$31,721	$66
Commercial real estate	18,327	19,423	7	19,187	195
Commercial construction	9,240	9,240	-	11,215	493
Residential real estate	2,469	2,787	29	2,549	-
Consumer	-	-	-	-	-
Total (including related allowance)	$59,932	$115,046	$36	$64,672	$754

Included in impaired loans as of December 31, 2020 and December 31, 2019 are loans that are deemed troubled debt restructurings. Cash basis interest and interest income recognized on accrual basis approximate each other.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses – (continued)

Aging Analysis: The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans Receivable
Commercial	$1,445	$558	$3,182	$33,019	$38,204	$1,483,763	$1,521,967
Commercial real estate	13,258	4,140	5,555	10,111	33,064	3,750,486	3,783,550
Commercial construction	2,472	-	-	14,015	16,487	601,260	617,747
Residential real estate	1,367	241	4,084	4,551	10,243	312,321	322,564
Consumer	2	-	-	-	2	1,851	1,853
Total	$18,544	$4,939	$12,821	$61,696	$98,000	$6,149,681	$6,247,681

Included in the 90 days or greater past due and still accruing category as of December 31, 2020 are purchased credit-impaired loans, net of fair value marks, which accretes income per the valuation at date of acquisition.

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

Note 5 – Loans and the Allowance for Loan Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for loan losses that are allocated to each loan portfolio segment:

	December 31, 2020
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$12,985	$1,329	$-	$-	$-	$-	$14,314
Collectively evaluated for impairment	15,412	33,373	7,787	1,928	4	568	59,072
Acquired portfolio	46	4,628	407	759	-	-	5,840
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

Gross loans
Individually evaluated for impairment	$35,061	$15,827	$24,284	$5,378	$-		$80,550
Collectively evaluated for impairment	1,414,626	2,959,978	574,118	241,925	1,627		5,192,274
Acquired portfolio	68,402	802,190	19,345	71,177	226		961,340
Acquired with deteriorated credit quality	3,878	5,555	-	4,084	-		13,517
Total	$1,521,967	$3,783,550	$617,747	$322,564	$1,853		$6,247,681

Included in the commercial loans collectively evaluated for impaired are PPP loans of $397.5 million as of December 31, 2020. PPP loans receivable are guaranteed by the Federal government and have no allocation of the allowance for loan losses.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses – (continued)

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit.

A summary of the activity in the allowance for loan losses by loan segment is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of January 1, 2020	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293
Loan charge-offs	(552)	-	-	(341)	(7)	-	(900)
Recoveries	4	802	-	23	4	-	833

Provision for loan losses	20,642	17,675	890	1,320	4	469	41,000
Balance as of December 31, 2020	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of January 1, 2019	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954
Loan charge-offs	(1,029)	(3,470)	-	(557)	(20)	-	(5,076)
Recoveries	265	30	-	3	17	-	315

Provision for loan losses	(762)	5,446	2,785	973	4	(346)	8,100
Balance as of December 31, 2019	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of January 1, 2018	$8,233	$17,112	$4,747	$1,050	$1	$605	$31,748
Loan charge-offs	(17,066)	(915)	-	(23)	(7)	-	(18,011)
Recoveries	109	-	-	2	6	-	117

Provision for loan losses	18,599	2,650	(228)	237	2	(160)	21,100
Balance as of December 31, 2018	$9,875	$18,847	$4,519	$1,266	$2	$445	$34,954

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

As of December 31, 2020, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses – (continued)

As of December 31, 2020, TDRs totaled $49.4 million, of which $25.7 million were on nonaccrual status and $23.7 million were performing under their restructured terms. As of December 31, 2019, TDRs totaled $52.0 million, of which $30.6 million were on nonaccrual status and $21.4 million were performing under their restructured terms. The Company has allocated $-0- and $1.3 million of specific allowance as of December 31, 2020 and December 31, 2019, respectively. There were no charge-offs in connection with a loan modification at the time of modification during the year ended December 31, 2020, 2019 and 2018. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2020, 2019 and 2018.

The following table presents loans by class modified as TDRs that occurred during year ended December 31, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	1	$188	$188
Commercial real estate	1	93	93
Commercial construction	1	4,021	4,021
Residential real estate	2	2,184	2,184

Total	5	$6,486	$6,486

The five loan modifications during the year ended December 31, 2020 were maturity extensions.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2019

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	11	$14,558	$14,558
Commercial real estate	3	5,863	5,863
Commercial construction	3	5,630	5,630

Total	17	$26,051	$26,051

Included in the commercial loan segment of the troubled debt restructurings is one taxi medallion loan totaling $0.3 million. This taxi medallion loan was on nonaccrual status prior to modification and will remain on nonaccrual status post-modification. All loan modifications during the year ended December 31, 2019 included interest rate reductions and/or maturity extensions.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Loan Losses – (continued)

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

Included in the commercial loan segment of the troubled debt restructurings are 27 taxi medallion loans totaling $11.2 million. All 27 taxi medallion loans included above were on nonaccrual status prior to modification and remain on nonaccrual status post-modification. All loan modifications during the year ended December 31, 2018 included interest rate reductions and/or maturity extensions.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans would not be considered TDR’s if they were performing at year-end 2019, and the other conditions set forth in the interagency statement were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end 2019. As of December 31, 2020, the Bank had 113 deferred loans totaling approximately $207.1 million. The majority of these loans were deferred between 90 and 120 days.

The following table sets forth the composition of these loans by loan segments as of December 31, 2020:

	Number of Loans	Unpaid Principal Balance
	(dollars in thousands)
Commercial	49	$17,637
Commercial real estate	63	188,778
Residential real estate	1	666

Total	113	$207,081

As of December 31, 2020, there were no deferred loans that were delinquent or on nonaccrual status. As of December 31, 2020, $40.3 million of deferred loans were risk rated “special mention” or worse. The Company evaluates its deferred loans after the initial deferral period and will either return the deferred loans to its original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2020	2019
	(dollars in thousands)
Land	-	$7,232	$2,403
Buildings	10-25	15,159	15,159
Furniture, fixtures and equipment	3-7	40,930	35,637
Leasehold improvements	10-20	28,860	16,842
Subtotal		92,181	70,041
Less: accumulated depreciation, amortization and fair value adjustments		62,073	50,805
Total premises and equipment, net		$30,108	$19,236

Depreciation and amortization expense of premises and equipment was $4.2 million, $3.1 million and $3.1 million for 2020, 2019 and 2018, respectively.

Finance Leases: The Company acquired a lease agreement for a building under a finance lease. The lease arrangement requires monthly payments through 2028.

The Company has included this lease in premises and equipment as follows:

	2020	2019
	(dollars in thousands)
Capital Lease	$3,408	$3,408
Less: accumulated amortization	2,038	1,867
	$1,370	$1,541

The following is a schedule by year of future minimum lease payments under the finance lease, together with the present value of net minimum lease payments as of December 31, 2020 (dollars in thousands):

2021	$321
2022	321
2023	323
2024	353
2025	353
Thereafter	1,029
Total minimum lease payments	2,700

Less amount representing interest	567
Present value of net minimum lease payments	$2,133

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment – (continued)

The Company leases certain premises and equipment under operating leases. As of December 31, 2020, the Company had lease liabilities totaling $18.0 million and right-of-use assets totaling $16.2 million. As of December 31, 2020, the weighted average remaining lease term for operating leases was 6.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.9%. Total lease costs for the year ended December 31, 2020 was $4.3 million. As of December 31, 2019, the Company had lease liabilities totaling $16.4 million and right-of-use assets totaling $15.1 million. As of December 31, 2019, the weighted average remaining lease term for operating leases was 7.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.0%. Total lease costs for the year ended December 31, 2019 was $3.1 million.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2020
(dollars in thousands)
Lease payments due:
Less than 1 year	$4,229
1 year through less than 2 years	3,378
2 years through less than 3 years	3,060
3 years through less than 4 years	2,523
4 years through 5 years	2,231
After 5 years	4,435
Total undiscounted cash flows	19,856
Impact of discounting	(1,830)
Total lease liability	$18,026

Note 7 – Goodwill and Other Intangible Assets

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

In accordance with ASC 350, the Company performs goodwill impairment test at least annually, or more frequently if triggering event occurs. In the second quarter of 2020, the impact of COVID-19, prompted the Company to quantitively evaluate goodwill for impairment. The Company engaged an independent third-party to evaluate the fair value of the Company compared to its carrying value. To estimate the fair value of the Company, the third-party relied on a weighted discounted cash flow method, guideline public company method, and transaction method. The results concluded that the fair value of the Company exceeded its current carrying value and goodwill impairment did not exist as of June 30, 2020.

Based upon management’s review through December 31, 2020, the Company’s goodwill was not impaired. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows:

	2020	2019
	(dollars in thousands)
Balance, January 1	$162,574	$145,909
Acquired goodwill	45,798	16,665
Impairment	-	-
Balance, December 31	$208,372	$162,574

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Goodwill and Other Intangible Assets – (continued)

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
As of December 31, 2020

Core deposit intangibles	$18,515	$(7,538)	$10,977

As of December 31, 2019

Core deposit intangibles	$10,439	$(4,979)	$5,460

Aggregate amortization expense was approximately $2.6 million, $1.4 million and $0.6 million for 2020, 2019 and 2018, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2021	$1,981
2022	1,485
2023	1,438
2024	1,235
2025	1,116

Note 8 – Deposits

Time Deposits

As of December 31, 2020, and 2019, the Company’s total time deposits were $1.5 billion and $1.6 billion, respectively. Included in time deposits were nonreciprocal brokered time deposits of $217.5 million and $399.2 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the contractual maturities of these time deposits were as follows (dollars in thousands):

2021	$1,028,184
2022	353,345
2023	62,153
2024	11,612
2025	5,471
Sub-Total	$1,460,765
Fair value premium	3,367
Total	$1,464,132

The amount of time deposits with balances of $250,000 or more was $409.3 million and $331.6 million as of December 31, 2020 and 2019, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$425,954	1.07%	$500,293	1.96%

By remaining period to maturity:
Less than 1 year	$297,570	0.84%	$400,000	1.84%
1 year through less than 2 years	75,644	1.42%	62,000	2.26%
2 years through less than 3 years	50,000	1.84%	10,737	2.45%
3 years through less than 4 years	-	n/a	25,000	2.92%
4 years through 5 years	-	n/a	-
After 5 Years	2,824	2.42%	2,882	2.43%
Total FHLB borrowings	426,038	1.07%	500,619	1.96%
Fair value (discount) premium	(84)		(326)
FHLB borrowings, net	$425,954		$500,293

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances as of December 31, 2020 were primarily collateralized by approximately $2.0 billion of commercial mortgage and residential loans, net of required over collateralization amounts, under a blanket lien arrangement. As of December 31, 2020, the Company had remaining borrowing capacity of approximately $1.0 billion at the FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate as of December 31, 2020 was 3.06%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of December 31, 2020 and December 31, 2019.

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

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”). As of December 31, 2020, the 2015 Notes have a stated maturity of July 1, 2025, and bear interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2020, the variable interest rate was 4.16% and all costs related to 2015 issuance have been amortized. The 2015 Notes were redeemed in full on January 1, 2021.

Note 11 – Income Taxes

The current and deferred amounts of income tax expense for 2020, 2019 and 2018 are as follows (dollars in thousands):

	2020	2019	2018
Current:
Federal	$19,590	$15,509	$8,902
State	7,006	5,018	954
Subtotal	26,596	20,527	9,856
Deferred:
Federal	(3,881)	916	2,455
State	(3,614)	(812)	(1,529)
Subtotal	(7,495)	104	926
Income tax expense	$19,101	$20,631	$10,782

On July 1, 2018 New Jersey Governor Phil Murphy signed Assembly Bill 4202 (“the Bill”) into law. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. However, in 2020, this surtax was extended through December 31, 2023, at the 2.5% level. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received.

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons (dollars in thousands):

	2020	2019	2018
Income before income tax expense	$90,390	$94,026	$71,134
Federal statutory rate	21%	21%	21%
Computed “expected” Federal income tax expense	18,982	19,745	14,938
State tax, net of federal tax benefit	1,913	3,436	1,104
Impact of the Tax Cuts and Jobs Act 2017	-	-	(790)
Impact of the “the Bill”	-	-	(618)
Bank owned life insurance	(1,052)	(732)	(650)
Tax-exempt interest and dividends	(1,491)	(2,519)	(1,521)
Tax benefits from stock-based compensation	157	(27)	(1,100)
Other, net	592	728	(581)
Income tax expense	$19,101	$20,631	$10,782

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability as of December 31, 2020 and 2019 are presented in the following table:

	2020	2019
	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$23,399	$11,333
Purchase accounting	-	4,543
Pension actuarial losses	1,385	-
New Jersey net operating loss	4,370	3,424
Deferred compensation	1,835	1,440
Unrealized losses on securities and swaps	-	1,509
Deferred loan costs, net of fees	357	20
Capital lease	225	230
Nonaccrual interest	51	69
Other	4,519	2,240
Total deferred tax assets	$36,141	$24,808
Deferred tax liabilities
Employee benefit plans	$(2,161)	$(2,131)
Purchase accounting	(1,821)	-
Pension actuarial gains	-	(1,062)
Depreciation	(187)	(1,146)
Prepaid expenses	(201)	(173)
Market discount accretion	(428)	(32)
Unrealized gains on securities and swaps	(2,171)	-
Total deferred tax liabilities	(6,969)	(4,544)
Net deferred tax assets	$29,172	$20,264

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets for state purposes is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible, while for Federal purposes the deferred tax assets can also be realized through tax carrybacks. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2020 and 2019, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

The Company’s federal income tax returns are open and subject to examination from the 2017 tax return year and forward. The Company’s state income tax returns are generally open from the 2015 and later tax return years based on individual state statutes of limitations.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may be eligible for offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 20 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions.

The following table presents information about financial instruments that are eligible for offset as of December 31, 2020 and December 31, 2019:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
December 31, 2020
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(2,119)	$-	$(2,119)	$-	$(2,119)	$-
December 31, 2019
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(273)	$-	$(273)	$-	$(273)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Commitments, Contingencies and Concentrations of Credit Risk

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

The following table provides a summary of financial instruments with off-balance sheet risk as of December 31, 2020 and 2019:

	2020	2019
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$525,606	$564,444
Home equity and other revolving lines of credit	65,690	47,278
Outstanding commercial mortgage loan commitments	327,745	392,225
Standby letters of credit	28,738	32,155
Overdraft protection lines	1,020	752
Total	$948,799	$1,036,854

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based upon the information currently available in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Company.

Note 14 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
	(dollars in thousands)
Balance, January 1	$57,409	$56,903
New loans	1,500	8,684
Repayments	(37,375)	(8,178)
Balance, December 31	$21,534	$57,409

Deposits from principal officers, directors, and their affiliates as of December 31, 2020 and 2019 were $55.4 million and $24.5 million respectively.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2020, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2020, and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2020 and 2019, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank			(dollars in thousands)
December 31, 2020
Leverage (Tier 1) capital	$776,430	10.64%	$291,958	4.00%	$364,947	5.00%
Risk-Based Capital:
CET 1	$776,430	12.24%	$285,473	4.50%	$412,349	6.50%
Tier 1	776,430	12.24%	380,630	6.00%	507,507	8.00%
Total	887,906	14.00%	507,507	8.00%	634,384	10.00%

December 31, 2019
Leverage (Tier 1) capital	$637,824	10.81%	$236,188	4.00%	$295,235	5.00%
Risk-Based Capital:
CET 1	$637,824	11.37%	$252,432	4.50%	$364,625	6.50%
Tier 1	637,824	11.37%	336,577	6.00%	448,769	8.00%
Total	708,367	12.63%	448,769	8.00%	560,961	10.00%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Stockholders’ Equity and Regulatory Requirements – (continued)

			Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company			(dollars in thousands)
December 31, 2020
Leverage (Tier 1) capital	$694,895	9.51%	$292,349	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$689,740	10.79%	$287,746	4.50%	N/A	N/A
Tier 1	694,895	10.87%	383,661	6.00%	N/A	N/A
Total	964,121	15.08%	511,548	8.00%	N/A	N/A

December 31, 2019
Leverage (Tier 1) capital	$563,464	9.54%	$236,259	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$558,309	9.95%	$252,439	4.50%	N/A	N/A
Tier 1	563,464	10.04%	336,586	6.00%	N/A	N/A
Total	726,757	12.96%	448,781	8.00%	N/A	N/A

As of December 31, 2020, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Ratio which was 2.37% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.50% above the minimum buffer ratio.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale, unrealized gains and losses on cash flow hedges, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, each net of taxes.

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
	For the Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Sale of investment securities available-for-sale	$29	$(280)	$-	Net gains (losses) on sale of investment securities
	(6)	79	-	Income tax expense
	23	(201)	-
Net interest (expense) income on swaps	(1,577)	677	464	Interest expense
	443	(190)	(130)	Income tax expense
	(1,134)	487	334
Amortization of pension plan net actuarial losses	(301)	(358)	(359)	Salaries and employee benefits
	84	101	101	Income tax benefit
	(217)	(257)	(258)
Total reclassification	$(1,328)	$29	$76

Accumulated other comprehensive income (loss) as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$7,859	$2,724
Cash flow hedge, net of tax	(1,520)	(193)
Defined benefit pension and post-retirement plans, net of tax	(3,542)	(3,678)
Total	$2,797	$(1,147)

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

Note 17 – Pension and Other Benefits

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

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans as of December 31, 2020 and 2019.

	2020	2019
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation as of January 1,	$12,533	$10,969
Interest cost	364	453
Actuarial loss	1,300	1,909
Benefits paid	(721)	(798)
Projected benefit obligation as of December 31,	$13,476	$12,533
Change in Plan Assets:
Fair value of plan assets as of January 1,	$14,616	$13,023
Actual return on plan assets	1,973	2,391
Employer contributions	-	-
Benefits paid	(721)	(798)
Fair value of plan assets as of December 31,	$15,868	$14,616
Funded status	$2,392	$2,083

The accumulated benefit obligation was $13.5 million and $12.5 million as of the year ended December 31, 2020 and 2019, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. The Company expects to recognize approximately $0.3 million of the net actuarial loss reported in the following table as of December 31, 2020 as a component of net periodic pension expense during 2021.

	2020	2019
	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income	$4,926	$5,116

The net periodic pension expense and other comprehensive income (before tax) for 2020, 2019 and 2018 includes the following:

	2020	2019	2018
	(dollars in thousands)
Interest cost	$364	$453	$427
Expected return on plan assets	(784)	(697)	(765)
Net amortization	301	358	366
Total net periodic pension expense	$(119)	$114	$28

Total gain recognized in other comprehensive income	(190)	(150)	(595)
Total recognized in net periodic expense and other comprehensive income (before tax)	$(309)	$(36)	$(567)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

The following table presents the weighted average assumptions used to determine the pension benefit obligations as of December 31, for the following periods:

	2020	2019
Discount rate	2.17%	2.99%
Rate of compensation increase	N/A	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2021	2020	2019

Discount rate	2.17%	2.99%	4.05%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

The process of determining the overall expected long-term rate of return on plan assets begins with a review of appropriate investment data, including current yields on fixed income securities, historical investment data, historical plan performance and forecasts of inflation and future total returns for the various asset classes. This data forms the basis for the construction of a best-estimate range of real investment returns for each asset class. An average weighted real-return range is computed reflecting the plan’s expected asset mix, and that range, when combined with an expected inflation range, produces an overall best-estimate expected return range. Specific factors such as the plan’s investment policy, reinvestment risk and investment volatility are taken into consideration during the construction of the best estimate real return range, as well as in the selection of the final return assumption from within the range.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2020 and 2019, target allocation, and expected long-term rate of return by asset are as follows:

	Target Allocation	% of Plan Assets – Year Ended 2020	% of Plan Assets – Year Ended 2019	Weighted Average Expected Long-Term Rate of Return
Equity Securities
Domestic	50%	55%	47%	3.4%
International	10%	6%	7%	0.7%
Debt and/or fixed income securities	36%	35%	37%	1.2%
Cash and other alternative investments, including real estate funds, commodity funds, hedge funds and equity structured notes	4%	4%	9%	0.2%
Total	100%	$100%	$100%	$5.5%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets as of December 31, 2020 and 2019, by asset class, are as follows:

	December 31, 2020	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$406	$406	$-	$-
Equity securities:
U.S. companies	8,737	8,737	-	-
International companies	1,031	1,031	-	-
Debt and/or fixed income securities	5,522	5,522
Commodity funds	115	115
Real estate funds	57	57	-	-
Total	$15,868	$15,868	$-	$-

	December 31, 2019	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$1,171	$1,171	$-	$-
Equity securities:
U.S. companies	6,896	6,896	-	-
International companies	1,023	1,023	-	-
Debt and/or fixed income securities	5,355	5,355
Commodity funds	115	115
Real estate funds	56	56	-	-
Total	$14,616	$14,616	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

Fair Value of Plan Assets

The Company used the following valuation methods and assumptions to estimate the fair value of assets held by the plan (for further information on fair value methods, see Note 21):

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

Cash Flows

Contributions

The Bank does not expect to make a contribution in 2021.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (dollars in thousands):

2021	$754
2022	733
2023	712
2024	699
2025	697
2026-2030	3,664

401(k) Plan

The Company maintains a 401(k) plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2014 plan year, the 401(k) plan was amended to provide for a match of 50% of elective contributions, up to 6% of an employee’s contribution. In 2018, the 401 (k) plan was amended to provide for 100% matching of employee contributions up to 5% of employee contributions. For 2020, 2019 and 2018, employer contributions amounted to $1.6 million, $1.3 million and $0.9 million, respectively.

Supplemental Executive Retirement Plan (“SERP”)

During 2019 the Company adopted supplemental executive retirement plans (“SERP’s”) for the benefit of several of its executive officers. Each SERP is a non-qualified plan which provides supplemental retirement benefits to the participating officers of the Company. SERP compensation expense was $0.4 million and $0.3 million for the years ended December 31, 2020 and December 31, 2019 respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2020. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of December 31, 2020 are approximately 435,674. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $2.9 million, $2.7 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Activity under the Company’s options for the year ended December 31, 2020 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	73,426	$8.19	0	$0
Granted	-	-
Exercised	(35,413)	7.28
Forfeited/cancelled/expired	-	-
Outstanding as of December 31, 2020	38,013	9.04	1.2	$409,000

Exercisable as of December 31, 2020	38,013	$9.04	1.2	$409,000

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for year ended December 31, 2020 was as follows:

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2019	75,351	$21.61
Granted	90,200	17.11
Vested	(52,014)	21.32
Forfeited/cancelled/expired	(423)	23.65
Nonvested December 31, 2020	113,114	$18.15

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Stock-Based Compensation – (continued)

As of December 31, 2020, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.3 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2019	90,097	0	$23.85
Awarded	82,579		10.77
Change in estimate	12,297		29.61
Vested shares	(37,337)		22.75
Unearned as of December 31, 2020	147,636	206,744	$17.29

As of December 31, 2020, the specific number of shares related to performance units that were expected to vest was 147,636 determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of December 31, 2020, the maximum number of shares related to performance units that ultimately could vest if performance targets were exceeded is 206,744. During the year ended December 31, 2020, 37,337 shares vested. A total of 14,935 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the year ended December 31, 2020 were 22,402 shares. As of December 31, 2020, compensation cost of approximately $1.0 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2019	73,069	$23.62
Awarded	123,870	10.77
Vested shares	(27,626)	24.53
Unearned as of December 31, 2020	169,313	$14.07

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the year ended December 31, 2020, 27,626 shares vested. A total of 11,085 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the year ended December 31, 2020 were 16,541 shares. As of December 31, 2020, compensation cost of approximately $1.5 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.8 years.

Note 19 – Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. As of December 31, 2020, approximately $253.5 million was available for payment of dividends based on regulatory guidelines.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps were entered into on April 13, 2017, January 27, 2020 and March 3, 2020 each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank (“FHLB”) advance. In addition, interest rate swaps were entered into on June 4, 2019 and August 6, 2019, each with a respective notional amount of $50.0 million and were designated as a cash flow hedge of a FHLB advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps. Summary information about the interest rate swap designated as a cash flow hedges as of year-end is as follows:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Notional amount	$175,000	$150,000
Weighted average pay rates	1.85%	1.82%
Weighted average receive rates	0.92%	2.37%
Weighted average maturity	0.8 years	1.5 years
Fair value	$(2,119)	$(273)

Interest expense recorded on these swap transactions totaled approximately $(1.6) million, $(0.7) million, and $(0.5) million during 2020, 2019, and 2018 is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31:

	2020
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$(3,423)	$(1,577)	$-

	2019
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$(755)	$(677)	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of December 31, 2020 and December 31, 2019:

	2020		2019
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$175,000	$(2,119)	$150,000	$(273)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Derivatives – (continued)

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

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

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2020 and December 31, 2019 are as follows:

		December 31, 2020 Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$38,458	$-	$38,458	$-
Residential mortgage pass-through securities	270,884	-	270,884	-
Commercial mortgage pass-through securities	6,922	-	6,922	-
Obligations of U.S. states and political subdivision	142,808	-	133,964	8,844
Corporate bonds and notes	25,095	-	25,095	-
Asset-backed securities	3,480	-	3,480	-
Certificates of deposit	151	-	151	-
Other securities	157	157	157	-
Total available-for-sale	$487,955	$155	$478,954	$8,844

Equity securities	13,387	13,387	-	-
Total assets	$501,341	$13,543	$478,954	$8,844

Liabilities
Derivatives	$(2,119)	$-	$(2,119)	$-
Total liabilities	$(2,119)	-	(2,119)	-

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2020 and 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2020 and December 31, 2019:

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of December 31, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial	$10,751	$-	$-	$10,751
Commercial real estate	1,393	-	-	1,393

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial construction	$2,286	$-	$-	$2,286
Residential	240	-	-	240

Impaired loans - Collateral dependent impaired loans as of December 31, 2020 that required a valuation allowance were $26.5 million with a related valuation allowance of $14.3 million compared to $3.8 million with a related valuation allowance of $1.3 million as of December 31, 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020 and year ended December 31, 2019:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2020	$9,114
Principal paydowns	(270)
Ending balance, December 31, 2020	$8,844

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2019	$9,377
Principal paydowns	(263)
Ending balance, December 31, 2019	$9,114

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2020

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,844	Discounted cash flows	Discount rate	2.9%

December 31, 2019

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$9,114	Discounted cash flows	Discount rate	2.9%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Non-recurring basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis for the periods presented. The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2020

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial	$10,524	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48 - 53 (49)
Commercial	$227	Appraisals of collateral value	Adjustment for comparable sales	1% to 5% (+2%)

Commercial real estate	$1,393	Appraisals of collateral value	Adjustment for comparable sales	-25% to +20% (-8%)

December 31, 2019

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial construction	$2,286	Appraisals of collateral value	Comparable sales	0% - 5% (3%)

Residential	$240	Appraisals of collateral value	Comparable sales	2% - 14% (9%)

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

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and December 31, 2019:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$303,756	$303,756	$303,756	$-	$-
Investment securities available-for-sale	487,955	487,955	157	478,954	8,844
Restricted investment in bank stocks	25,099	n/a	n/a	n/a	n/a
Equity securities	13,387	13,387	13,387	-	-
Net loans	6,157,081	6,244,037	-	-	6,244,037
Accrued interest receivable	35,317	35,317	-	1,764	33,553

Financial liabilities:
Noninterest-bearing deposits	1,339,108	1,339,108	1,339,108	-	-
Interest-bearing deposits	4,620,116	4,633,961	3,155,983	1,477,978	-
Borrowings	425,954	429,671	-	429,671	-
Subordinated debentures	202,648	214,113	-	214,113	-
Derivatives	2,119	2,119	-	2,119	-
Accrued interest payable	3,687	3,687	-	3,687	-

December 31, 2019
Financial assets:
Cash and due from banks	$201,483	$201,483	$201,483	$-	$-
Investment securities available-for-sale	404,701	404,701	140	395,447	9,114
Restricted investment in bank stocks	27,397	n/a	n/a	n/a	n/a
Equity securities	11,185	11,185	11,185	-	-
Net loans	5,075,234	5,096,669	-	-	5,096,669
Accrued interest receivable	20,949	20,949	-	2,187	18,762

Financial liabilities:
Noninterest-bearing deposits	861,728	861,728	861,278	-	-
Interest-bearing deposits	3,905,814	3,917,405	2,352,093	1,565,312	-
Borrowings	500,293	502,026	-	502,026	-
Subordinated debentures	128,885	134,973	-	134,973	-
Derivatives	273	273	-	273	-
Accrued interest payable	4,018	4,018	-	4,018	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Note 22 – Parent Corporation Only Financial Statements

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Parent Corporation Only Financial Statements – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	As of December 31,
	2020	2019
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$34,388	$21,392
Investment in subsidiaries	1,001,998	810,705
Receivable due from subsidiaries	32,250	32,250
Securities available-for-sale	155	155
Other assets	51,288	1,282
Total assets	$1,120,079	$865,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,121	$5,709
Subordinated debentures	202,648	128,855
Stockholders’ equity	915,310	731,190
Total liabilities and stockholders’ equity	$1,120,079	$865,784

Condensed Statements of Income

	For Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$15,200	$30,050	$16,700
Other income	1,683	1,652	1,618
Total Income	16,883	31,702	18,318
Expenses	(9,263)	(7,386)	(7,201)
Income before equity in undistributed earnings of subsidiaries	7,620	24,316	11,117
Equity in undistributed earnings of subsidiaries	63,669	49,079	49,235
Net Income	$71,289	$73,395	$60,352

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Parent Corporation Only Financial Statements – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2020	2019	2018
	(dollars in thousands)
Cash flows from operating activities:
Net income	$71,289	$73,395	$60,352
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(63,669)	(49,079)	(49,235)
Loss on equity securities, net	-	38	4
Amortization of subordinated debt issuance costs	323	329	332
(Increase) decrease in other assets	(50,001)	-	(959)
(Decrease) increase in other liabilities	(391)	(1,509)	3,843
Net cash provided by operating activities	(42,449)	23,174	14,337

Cash flows from investing activities:
Purchase of available-for-sale securities	-	(2)	(8)
Sales of available-for-sale securities	-	23	-
Sales of equity securities	-	569	-
Payment of short-term borrowing	(3,000)	-	-
Capital infusion to subsidiary	-	-	(64,500)
Net cash provided by (used) in investing activities	(3,000)	590	(64,508)

Cash flows from financing activities:
Proceeds from subordinated debt	73,440	-	73,525
Cash dividends on common stock	(14,317)	(12,160)	(9,664)
Repurchase of stock	(911)	(12,643)	-
Proceeds from exercise of stock options	233	360	875
Net cash (used in) provided by financing activities	58,445	(24,443)	64,736

(Decrease) increase in cash and cash equivalents	12,996	(679)	14,565
Cash and cash equivalents as of January 1,	21,392	22,071	7,506
Cash and cash equivalents as of December 31,	$34,388	$21,392	$22,071

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2020
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$75,588	$77,221	$78,677	$76,714
Total interest expense	14,217	16,672	17,887	21,433
Net interest income	61,371	60,549	60,790	55,281
Provision for loan losses	5,000	5,000	15,000	16,000
Total other income, net of securities gains	3,442	3,483	4,621	2,854
Other expenses	26,402	26,478	33.063	35,058
Income before income taxes	33,411	32,554	17,348	7,077
Income tax expense	7,770	7,768	2,516	1,047
Net income	$25,641	$24,786	$14,832	$6,030
Earnings per share:
Basic	$0.64	$0.62	$0.37	$0.15
Diluted	0.64	0.62	0.37	0.15

	2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$68,008	$70,389	$67,878	$65,209
Total interest expense	20,577	21,983	22,348	20,257
Net interest income	47,431	48,406	45,530	44,952
Provision for loan losses	500	2,000	1,100	4,500
Total other income, net of securities gains	2,246	2,109	1,942	1,738
Other expenses	22,197	20,379	21,590	28,062
Income before income taxes	26,980	28,136	24,782	14,128
Income tax expense	6,197	6,440	5,501	2,493
Net income	$20,783	$21,696	$19,281	$11,635
Earnings per share:
Basic	$0.59	$0.60	$0.55	$0.33
Diluted	0.59	0.60	0.54	0.33

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this part is included in the definitive Proxy Statement for the Company’s 2020 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 20, 2021.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2020 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 20, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2021 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 20, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2021 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 20, 2021.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 20, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description

3.1	The Registrant’s Restated Certificate of Incorporation as of May 21, 2020 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2020.

3.2	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2018.

4	The Registrant's Capital Stock

10.1	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.

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

10.11	North Jersey Community Bank 2006 Equity Compensation Plan (1)

10.12	North Jersey Community Bank 2008 Equity Compensation Plan (1)

10.13	North Jersey Community Bank 2009 Equity Compensation Plan (1)

10.14	2012 Equity Compensation Plan (1)

10.15	Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)

10.16

Employment Agreement by and among the Registrant, ConnectOne Bank and Elizabeth Magennis dated June 1, 2017 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017. *

10.17

Employment Agreement by and among the Registrant, ConnectOne Bank and Christopher Ewing dated June 1, 2017 is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017. *

10.18	First Supplemental Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)

10.19	2017 Equity Compensation Plan (4)

10.20	Form of Supplemental Executive Retirement Plan between the Registrant and each of Frank Sorrentino, III, William S. Burns, Elizabeth Magennis, Christopher Ewing and Michael McGrover (5)

10.21	Form of Split Dollar Life Insurance Agreement between the Registrant and each of Frank Sorrentino, III, William S. Burns, Elizabeth Magennis, Christopher Ewing and Michael McGrover (5)

10.22

Second Supplemental Indenture, dated as of June 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2020.

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

CONNECTONE BANCORP, INC.
March 1, 2021	By:
/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 1, 2021, have signed this report below.

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