Form 10-Q
period 2021-03-31
ConnectOne Bancorp, Inc.
filed 2021-05-07
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,773,602 shares
(Title of Class)	(Outstanding as of May 7, 2021)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

	March 31,	December 31,
(in thousands, except for share data)	2021	2020
	(unaudited)
ASSETS
Cash and due from banks	$48,250	$63,637
Interest-bearing deposits with banks	211,842	240,119
Cash and cash equivalents	260,092	303,756

Securities available-for-sale	442,023	487,955
Equity securities	13,200	13,387

Loans held-for-sale	6,900	4,710

Loans receivable	6,277,191	6,236,307
Less: Allowance for credit losses (loans)	80,568	79,226
Net loans receivable	6,196,623	6,157,081

Investment in restricted stock, at cost	22,483	25,099
Bank premises and equipment, net	29,296	30,108
Accrued interest receivable	35,249	35,317
Bank owned life insurance	167,024	165,960
Right of use operating lease assets	13,469	16,159
Goodwill	208,372	208,372
Core deposit intangibles	10,470	10,977
Other assets	44,438	88,458
Total assets	$7,449,639	$7,547,339
LIABILITIES
Deposits:
Noninterest-bearing	$1,384,961	$1,339,108
Interest-bearing	4,566,373	4,620,116
Total deposits	5,951,334	5,959,224
Borrowings	359,710	425,954
Subordinated debentures, net	152,724	202,648
Lease liabilities	15,260	18,026
Other liabilities	34,974	26,177
Total liabilities	6,514,002	6,632,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 42,525,864 shares as of March 31, 2021 and 42,444,031 shares as of December 31, 2020; outstanding 39,773,602 shares as of March 31, 2021 and 39,785,398 as of December 31, 2020	586,946	586,946
Additional paid-in capital	23,621	23,887
Retained earnings	358,441	331,951
Treasury stock, at cost 2,752,262 common shares as of March 31, 2021 and 2,658,633 as of December 31, 2020	(32,682)	(30,271)
Accumulated other comprehensive (loss) income	(689)	2,797
Total stockholders’ equity	935,637	915,310
Total liabilities and stockholders’ equity	$7,449,639	$7,547,339

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2021	2020
Interest income
Interest and fees on loans	$70,462	$72,936
Interest and dividends on investment securities:
Taxable	1,088	2,066
Tax-exempt	766	813
Dividends	256	400
Interest on federal funds sold and other short-term investments	49	499
Total interest income	72,621	76,714
Interest expense
Deposits	7,585	17,212
Borrowings	3,873	4,221
Total interest expense	11,458	21,433
Net interest income	61,163	55,281
(Reversal of) provision for credit losses	(5,766)	16,000
Net interest income after provision for credit losses	66,929	39,281
Noninterest income
Deposit, loan and other income	1,168	1,287
Income on bank owned life insurance	1,064	967
Net gains on sale of loans held-for-sale	707	393
Net gains on sale of investment securities	-	29
Gain on sale of branches	674	-
Net (losses) gains on equity securities	(187)	178
Total noninterest income	3,426	2,854
Noninterest expenses
Salaries and employee benefits	15,632	14,593
Occupancy and equipment	3,404	3,471
FDIC insurance	935	856
Professional and consulting	1,956	1,574
Marketing and advertising	241	304
Data processing	1,536	1,473
Merger expenses	-	9,494
Amortization of core deposit intangibles	507	652
Other components of net periodic pension expense	(67)	(30)
Other expenses	2,341	2,671
Total noninterest expenses	26,485	35,058
Income before income tax expense	43,870	7,077
Income tax expense	10,871	1,047
Net income	$32,999	$6,030
Earnings per common share
Basic	$0.83	$0.15
Diluted	0.82	0.15

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Net income	$32,999	$6,030

Other comprehensive income:

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(5,440)	6,252
Tax effect	1,432	(1,691)
Net of tax	(4,008)	4,561

Reclassification adjustment for realized gains on securities included in net income	-	(29)
Tax effect	-	6
Net of tax	-	(23)

Unrealized gains (losses) on cash flow hedge	24	(2,749)
Tax effect	(11)	773
Net of tax	13	(1,976)

Reclassification adjustment for realized losses (gains) included in net income	631	(7)
Tax effect	(177)	2
Net of tax	454	(5)

Reclassification adjustment for realized losses on pension plan included in net income	75	75
Tax effect	(20)	(21)
Net of tax	55	54

Total other comprehensive (loss) income	(3,486)	2,611

Total comprehensive income	$29,513	$8,641

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other	Total
(dollars in thousands, except	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
for per share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	6,030	-	-	6,030
Other comprehensive income, net of tax	-	-	-	-	-	2,611	2,611
Cash dividends declared on common stock ($0.090 per share)	-	-	-	(3,987)	-	-	(3,987)

Exercise of stock options (25,413 shares)	-	-	163	-	-	-	163
Restricted stock grants (20,684 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (16,599 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,402 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(297)	-	-	-	(297)
Repurchase of treasury stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation	-	-	536	-	-	-	536

Balance as of March 31, 2020	$-	$586,946	$21,746	$273,825	$(30,271)	$1,464	$853,710

Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021 as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	32,999	-	-	32,999
Other comprehensive loss, net of tax	-	-	-	-	-	(3,486)	(3,486)
Cash dividends declared on common stock ($0.11 per share)	-	-	-	(3,584)	-	-	(3,584)
Exercise of stock options (5,449 shares)	-	-	45	-	-	-	45
Restricted stock grants (26,769 shares)	-	-	-	-	-	-	-
Stock grants (446 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of treasury stock (93,629 shares)	-	-	-	-	(2,411)	-	(2,411)
Stock-based compensation	-	-	972	-	-	-	972

Balance as of March 31, 2021	$-	$586,946	$23,621	$358,441	$(32,682)	$(689)	$935,637

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$32,999	$6,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	880	949
(Reversal of) provision for credit losses	(5,766)	16,000
Amortization of intangibles	507	652
Net accretion of loans	(1,406)	(1,996)
Accretion on bank premises	(23)	(23)
Accretion on deposits	(650)	(1,503)
(Accretion) amortization on borrowings, net	(17)	43
Stock-based compensation	972	536
Gains on sales of securities available-for-sale, net	-	(29)
Losses (gains) on equity securities, net	187	(178)
Gains on sale of loans held-for-sale, net	(707)	(393)
Loans originated for resale	(23,348)	(5,186)
Proceeds from sale of loans held-for-sale	21,856	17,324
Gain on sale of branches	(674)	-
Net losses on disposition of other premises and equipment	22	-
Increase in cash surrender value of bank owned life insurance	(1,064)	(968)
Amortization of premiums and accretion of discounts on securities available-for-sale	1,605	1,101
Amortization of subordinated debentures issuance costs	76	82
Decrease increase in accrued interest receivable	68	(458)
Net change in operating leases	(131)	(19)
Decrease in other assets	47,156	17,366
Increase (decrease) in other liabilities	7,589	(2,869)
Net cash provided by operating activities	80,131	46,461

Cash flows from investing activities
Securities available-for-sale:
Purchases	(33,305)	(86,731)
Sales	-	19,624
Maturities, calls and principal repayments	72,193	50,294
Net purchases (redemptions) of restricted investment in bank stocks	2,616	(8,094)
Purchases of equity securities	-	(2,000)
Payments on loans held-for-sale	9	75
Net increase in loans	(36,553)	(130,187)
Purchases of bank owned life insurance	-	(25,000)
Purchases of premises and equipment	(67)	(1,728)
Proceeds from sale of branches	729	-
Proceeds from sale of OREO	-	992
Cash and cash equivalents acquired in acquisition, net	-	87,391
Net cash provided by (used) in investing activities	5,622	(95,364)

Cash flows from financing activities
Net decrease in deposits	(7,240)	(42,225)
Advances of Federal Home Loan Bank (“FHLB”) borrowings	-	980,000
Repayments of FHLB borrowings	(66,227)	(803,222)
Decrease in subordinated debt	(50,000)	-
Cash dividends paid on common stock	(3,584)	(3,576)
Repurchase of treasury stock	(2,411)	(911)
Proceeds from exercise of stock options	45	163
Net cash (used in) provided by financing activities	(129,417)	130,229
Net change in cash and cash equivalents	(43,664)	81,326
Cash and cash equivalents at beginning of period	303,756	201,483

Cash and cash equivalents at end of period	$260,092	$282,809

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$11,690	$24,627
Income taxes	4,350	7,476

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-investment to held-for-sale	$-	10,995

Business combinations:
Fair value of assets acquired	$-	$949,276
Fair value of liabilities assumed	-	852,729

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a New Jersey investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company), Port Jervis Holdings, LLC (a New Jersey limited liability company), BONJ Special Properties, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey online business lending marketplace).

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-five other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other interim period. The Company’s 2020 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

Basis of Presentation

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

Risks and Uncertainties

As previously disclosed, on March 11, 2020 the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to impact the United States and the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. Although economic activity has accelerated in 2021, and the United States continues to implement a COVID-19 vaccination program, COVID-19 and actions taken to mitigate the spread of it have had and may in the future have an adverse impact on the economies and financial markets of many countries and parts of the United States, including the New Jersey/New York metropolitan area in which the Company primarily operates. Although the Company has been able to continue operations while taking steps to ensure the safety of employees and customers, COVID-19 could impact the Company’s operations in the future.

Federal Reserve reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. Although state and local governments have lifted many restrictions on conducting business, it is possible that additional restrictions could be reimposed. It is therefore unknown how long COVID-19 may continue to impact the economy and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for loan losses, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards in 2021

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held-to-maturity (“HTM”). It also applies to off-balance sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as ("AFS"), including a requirement that estimated credit losses on AFS securities be presented as an allowance rather than as a direct write-down of the carrying balance of securities which we do not intend to sell, or believe that it is more likely than not, that we will be required to sell.

The Company adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. As discussed further below, purchase credit deteriorated assets were measured on a prospective basis in accordance with the CECL Standard and all purchase credit impaired loans as of December 31, 2020 were considered purchase credit deteriorated loans upon adoption. Results for reporting periods beginning after January 1, 2021 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our financial statements as of January 1, 2021 (dollars in thousand):

	Change in Consolidated		Change to Retained Earnings
	Statement of Condition	Tax Effect	from Adoption of CECL
Allowance for credit losses (“ACL”) (loans)	$1,350	$406	$1,304
Adjustment related to purchased credit-impaired loan marks(1)	5,207	-	-
Total ACL - loans	6,557	406	1,304
ACL – (unfunded credit commitments)	2,833	852	1,621

Total impact of CECL adoption	$9,390	$1,258	$2,925

(1)	This amounts represents a gross-up of the balance sheet related to nonaccretable credit marks of purchased credit-impaired loans resulting from adoption of CECL on January 1, 2021.

Loans designated as purchased credit impaired loans (“PCI”) and accounted for under Accounting Standards Codification (“ASC”) 310-30 were designated as purchased with credit deterioration loans (“PCD”). In accordance with the CECL Standard, the Company did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption and determined all PCI loans were PCD loans. The Company recorded an increase to the balance of PCD loans and an increase to the ACL for loans of $5.2 million, which represented the expected credit losses for PCD loans. The remaining non-credit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021 over the remaining estimated life of the loans. Also, in accordance with the CECL Standard, the Company did not reassess whether modifications to individual acquired financial assets were troubled debt restructurings (“TDRs”) as of the date of adoption.

ACL for loans: The ACL for loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life. Loans are charged-off against the allowance when we believe the uncollectibility of a loan balance has been confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off or expected to be charged-off.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance – (continued)

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company currently utilizes a one-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan. The measurement of expected credit loss under the CECL methodology is applicable to financial assets measured at amortized cost, including loans, held to maturity investments and it also applies to certain off-balance sheet credit exposures.

The ACL for loans is measured on a collective (pool) basis when similar risk characteristics exist. Generally, for all other loan types, the estimated expected credit loss is also calculated at the loan level and pool assignments are only utilized for aggregating the allowance estimates of similar loan types for financial statement disclosure purposes. Loan segments have unique risk characteristics with respect to credit quality and are as follows:

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

●

The Company considers loan classes and loan segments to be one and the same.

Individually Analyzed Loans: The Company will evaluate individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. Loans will transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner. A loan is considered for individual analysis when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered TDRs and are classified as individually analyzed. Loans considered to be TDRs can be categorized as nonaccrual or performing. All PCD loans will be considered as individual analyzed. Generally, individually analyzed loans consist of nonaccrual loans and performing troubled debt restructurings. Of this group of loans, loans of $250,000 and over are individually evaluated, while loans with balances less than $250,000 are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures. Instruments will not be included in both collective and individual analysis. Individual analysis will establish a specific reserve for instruments in scope.

For collateral dependent loans, when it is determined that a foreclosure is probable, the ACL will be determined on a loan level basis using the fair value of the collateral as of the reporting date, less estimated disposition costs (“net fair value”), which will ensure that the credit loss is not delayed until the time at which the actual foreclosure takes place. In the event that this fair value is less the then amortized cost basis of these specific loans, we will recognize the difference between the net fair value at the reporting date and the amortized cost basis in the ACL. If the fair value of the collateral has increased as of the ACL evaluation date, the increase in the fair value of the collateral is reflected through a reduction in the ACL. ACL adjustments for estimated disposition costs are not appropriate when the repayment of a collateral-dependent loan is expected from the operation of the collateral. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows is adjusted to incorporate expected prepayments, if applicable.

For charge-off and recoveries we will generally charge-off a loan balance after an analysis is completed which indicates that the collectability of the full principal is in doubt. Charge-offs are charged against the allowance in the period in which the loans are deemed to be uncollectible. Any expected future recoveries of amounts which were previously charged-off or expected to be charged-off will be included in the ACL, as the recoveries represent a component of the net amount expected to be collected. Expected recoveries in the ACL shall not exceed amounts previously charged-off or expected to be charged-off.

Investment Securities: Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in comprehensive income, net of tax. Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are generally amortized using the level-yield method without estimating prepayments, except for mortgage-backed securities, where prepayment rates are estimated. Premiums on callable investment securities are amortized to their earliest call date. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance – (continued)

ACL - on investment securities classified as available-for-sale: For available-for-sale investment securities which are in an unrealized loss position, the Company first assess whether we intend to sell, or it is more likely than not, that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For available-for-sale investment securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available-for-sale security has been confirmed or if either of the criteria regarding intent or requirement to sell is met.

ASU No. 2021-03, “Intangibles – Goodwill and Other (Topic 350).” ASU 2021-03 requires an entity to identify and evaluate goodwill impairment triggering events when they occur to determine whether it is more likely than not that the fair value of a reporting unit (or entity, if the entity has elected the accounting alternative for amortizing goodwill and chosen that option) is less than its carrying amount. If an entity determines that it is more likely than not that the goodwill is impaired. It must test goodwill for impairment using the triggering event date as the measurement date. An entity is required to disclose the amount assigned to goodwill in total and by major business combination, or by reorganization event resulting in fresh-start-start reporting. Also, the weighted average amortization period in total and the amortization period by major business combination, or by reorganization event resulting in fresh-start reporting. ASU 2021-03 was effective for the Company on January 1, 2021 and did not have a significant impact on our consolidated financial statement.

ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 was effective for the Company as of January 1, 2021 and did not have a significant impact on our consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2021	2020
Net income	$32,999	$6,030
Earnings allocated to participating securities	(186)	(27)
Income attributable to common stock	$32,813	$6,003

Weighted average common shares outstanding, including participating securities	39,738	39,559
Weighted average participating securities	(181)	(135)
Weighted average common shares outstanding	39,557	39,424
Incremental shares from assumed conversions of options,
performance units and restricted shares	232	92
Weighted average common and equivalent shares outstanding	39,789	39,516

Earnings per common share:
Basic	$0.83	$0.15
Diluted	0.82	0.15

There were no antidilutive share equivalents as of March 31, 2021 and March 31, 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Securities Available-for-Sale

The Company’s investment securities are classified as available-for-sale as of March 31, 2021 and December 31, 2020. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2021 and December 31, 2020. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of March 31, 2021 and December 31, 2020.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
March 31, 2021	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$40,507	$1,141	$(347)	$41,301	-
Residential mortgage pass-through securities	238,406	3,628	(1,680)	240,354	-
Commercial mortgage pass-through securities	6,881	35	(502)	6,414	-
Obligations of U.S. states and political subdivisions	127,809	2,925	(231)	130,503	-
Corporate bonds and notes	17,444	221	-	17,665	-
Asset-backed securities	3,361	8	(10)	3,359	-
Certificates of deposit	149	1	-	150	-
Other securities	2,277	-	-	2,277	-
Total securities available-for-sale	$436,834	$7,959	$(2,770)	$442,023	$-

December 31, 2020
Securities available-for-sale
Federal agency obligations	$37,015	$1,508	$(65)	$38,458	N/A
Residential mortgage pass-through securities	266,114	4,811	(41)	270,884	N/A
Commercial mortgage pass-through securities	6,906	203	(187)	6,922	N/A
Obligations of U.S. states and political subdivisions	138,539	4,269	-	142,808	N/A
Corporate bonds and notes	24,925	222	(52)	25,095	N/A
Asset-backed securities	3,521	-	(41)	3,480	N/A
Certificates of deposit	149	2	-	151	N/A
Other securities	157	-	-	157	N/A
Total securities available-for-sale	$477,326	$11,015	$(386)	$487,955	N/A

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Securities Available-for-Sale – (continued)

Investment securities having a carrying value of approximately $112.2 million and $107.6 million as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of March 31, 2021, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	March 31, 2021
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$5,898	$5,929
Due after one year through five years	16,369	16,625
Due after five years through ten years	14,172	14,527
Due after ten years	152,831	155,897
Residential mortgage pass-through securities	238,406	240,354
Commercial mortgage pass-through securities	6,881	6,414
Other securities	2,277	2,277
Total securities available-for-sale	$436,834	$442,023

We had no gross gains or losses from the sale of securities for three months ended March 31, 2021. Gross gains and losses for three months ended March 31, 2020 from the sales of securities for periods presented were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Proceeds	$-	$19,624

Gross gains on sales of securities	-	29
Gross losses on sales of securities	-	-
Net gains on sales of securities	-	29
Less: tax provision on net gains	-	(6)
Net gains on sales of securities, after tax	$-	$23

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Securities Available-for-Sale – (continued)

Impairment Analysis of Available--for-sale Debt Securities

The following tables indicate gross unrealized losses in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$15,923	$(347)	$15,922	$(347)	$1	$-
Residential mortgage pass-through securities	125,231	(1,680)	125,223	(1,680)	8	-
Commercial mortgage pass-through securities	4,375	(502)	4,375	(502)	-	-
Obligations of U.S. states and political subdivisions	29,179	(231)	29,179	(231)	-	-
Corporate bonds and notes	1,000	-	1,000	-	-	-
Asset-backed securities	900	(10)	-	-	900	(10)
Total temporarily impaired securities	$176,608	$(2,770)	$175,699	$(2,760)	$909	$(10)

	December 31, 2020
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligation	$8,978	$(65)	$8,975	$(65)	$3	$-
Residential mortgage pass-through securities	20,895	(41)	20,886	(41)	9	-
Commercial mortgage pass-through securities	3,954	(187)	3,954	(187)	-	-
Corporate bonds and notes	3,928	(52)	3,928	(52)	-	-
Asset-backed securities	3,083	(41)	622	-	2,461	(41)
Total Temporarily Impaired Securities	$40,838	$(386)	$38,365	$(345)	$2,473	$(41)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Securities Available-for-Sale – (continued)

On January 1, 2021, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of March 31, 2021. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of March 31, 2021 and December 31, 2020, totaled $1.6 million and $1.7 million, respectively.

The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of March 31, 2021.

Federal agency obligations, residential mortgage backed pass-through securities and commercial mortgage back pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero-allowance approach for these investment securities is appropriate.

Note 4. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps were entered into on April 13, 2017, January 1, 2020 and March 3, 2020 each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. In addition, interest rate swaps were entered into on June 4, 2019 and August 6, 2019, each with a respective notional amount of $50.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2021, December 31, 2020 and March 31, 2020 are presented in the following table.

	March 31,	December 31,	March 31,
	2021	2020	2020
	(dollars in thousands)
Notional amount	$175,000	$175,000	$200,000
Weighted average pay rates	0.22%	1.85%	1.74%
Weighted average receive rates	1.68%	0.92%	1.76%
Weighted average maturity	0.6 years	0.8 years	1.4 years
Fair value	$(1,464)	$(2,119)	$(3,029)

Interest expense recorded on these swap transactions totaled approximately $631 thousand during the three months ended March 31, 2021 compared to $(7) thousand during the three months ended March 31, 2020 and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Three Months Ended March 31, 2021
	Amount of gain	Amount of (gain)	Amount of gain
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$24	$631	$-

Three Months Ended March 31, 2020
	Amount of gain	Amount of (gain)	Amount of gain
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(2,749)	$(7)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$175,000	$(1,464)	$175,000	$(2,119)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable - As of and prior to December 31, 2020, loans receivable was accounted for under the incurred loss model. As of January 1, 2021, portfolio loans are accounted for under the expected loss model. Accordingly, some of the information presented is not comparable from period to period. See Note 1b. “Authoritative Accounting Guidance - Adoption of New Accounting Standards” for additional information. The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Commercial (1)	$1,622,652	$1,521,967
Commercial real estate	3,797,244	3,783,550
Commercial construction	565,872	617,747
Residential real estate	306,376	322,564
Consumer	3,364	1,853
Gross loans	6,295,508	6,247,681
Net deferred loan fees	(18,317)	(11,374)
Total loans receivable	$6,277,191	$6,236,307

(1)	Included in commercial loans as of March 31, 2021 and December 31, 2020 are PPP loans of $522.3 million and $397.5 million, respectively.

As of March 31, 2021 and December 31, 2020, loan balances of approximately $2.6 billion and $2.7 billion, respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Commercial real estate	$1,981	$1,990
Residential real estate	4,919	2,720
Total carrying amount	$6,900	$4,710

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL as of March 31, 2021 and nonaccrual loans without an ACL as of March 31, 2021:

	Nonaccrual Loans with an ACL	Nonaccrual loans without an ACL
	(dollars in thousands)
Commercial	$28,136	$2,969
Commercial real estate	3,225	12,876
Commercial construction	2,934	6,017
Residential real estate	-	4,783
Consumer	-	-
Total nonaccrual loans	$34,295	$26,645

The following tables present total nonaccrual loans included in loans receivable by loan class as of December 31, 2020 (dollars in thousands):

December 31,
2020

Commercial	$33,019
Commercial real estate	10,111
Commercial construction	14,015
Residential real estate	4,551
Consumer	-
Total nonaccrual loans	$61,696

Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. As of March 31, 2021, our loans based on year of origination and risk designation is as follows (dollars in thousands):

	Term loans amortized cost basis by origination year						Resolving Loans	Total Gross Loans
	2021	2020	2019	2018	2017	Prior
Commercial
Pass	$289,283	$393,432	$67,665	$70,763	$109,667	$131,509	$486,619	$1,548,938
Special mention	-	-	225	258	292	15,646	12,948	29,369
Substandard	-	-	1,795	13,307	4,122	21,638	3,274	44,136
Doubtful	-	-	-	209	-	-	-	209
Total Commercial	$289,283	$393,432	$69,685	$84,537	$114,081	$168,793	$502,841	$1,622,652

Commercial Real Estate
Pass	$241,516	$608,263	$477,620	$570,798	$592,738	$1,097,118	$120,252	$3,708,305
Special mention	-	-	1,379	10,892	4,393	23,511	8,790	48,965
Substandard	1,996	-	836	1,288	3,394	32,460	-	39,974
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$243,512	$608,263	$479,835	$582,978	$600,525	$1,153,089	$129,042	$3,797,244

Commercial Construction
Pass	$1,405	$7,506	$39,832	$8,730	$3,981	$490	$478,478	$540,422
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	216	25,234	25,450
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$1,405	$7,506	$39,832	$8,730	$3,981	$706	$503,712	$565,872

Residential Real Estate
Pass	$3,680	$35,193	$29,698	$34,362	$46,531	$93,376	$50,046	$292,886
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	207	-	9,543	3,740	13,490
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$3,680	$35,193	$29,698	$34,569	$46,531	$102,919	$53,786	$306,376

Consumer
Pass	$2	$117	$58	$42	$53	$2,961	$131	$3,364
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$2	$117	$58	$42	$53	$2,961	$131	$3,364

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) as of December 31, 2020:

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial	$1,447,097	$30,725	$43,930	$215	$1,521,967
Commercial real Estate	3,700,498	49,143	33,909	-	3,783,550
Commercial construction	587,266	-	30,481	-	617,747
Residential real Estate	311,174	-	11,390	-	322,564
Consumer	1,853	-	-	-	1,853
Gross loans	$6,047,888	$79,868	$119,710	$215	$6,247,681

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date.

	March 31, 2021

	Real
	Estate	Other	Total
	(dollars in thousands)
Commercial	$6,330	$26,171	$32,501
Commercial real estate	29,441	-	29,441
Commercial construction	19,402	-	19,402
Residential real estate	11,024	-	11,024
Consumer	-	-	-
Total (no related allowance)	$66,197	$26,171	$92,368

Impaired loans - Impaired loans disclosures presented below as of December 31, 2020 and as of and for the three months ended March 31, 2020 represent requirements prior to the adoption of CECL on January 1, 2021.

The following table presents information about the loan credit quality by loan class of gross loans (which exclude net deferred fees) as of December 31, 2020:

	December 31, 2020
		Unpaid
	Recorded	Principal	Recorded
	Investment	Balance	Allowance
No related allowance recorded	(dollars in thousands)
Commercial	$11,325	$11,835
Commercial real estate	13,105	13,449
Commercial construction	24,284	24,907
Residential real estate	5,378	5,723
Consumer	-	-
Total (no related allowance)	$54,092	$55,914

With an allowance recorded

Commercial	$23,736	$69,122	$12,985
Commercial real estate	2,722	2,722	1,329
Total (with allowance)	$26,458	$71,844	$14,314

Total
Commercial	$35,061	$80,957	$12,985
Commercial real estate	15,827	16,171	1,329
Commercial construction	24,284	24,907	-
Residential real estate	5,378	5,723	-
Consumer	-	-	-
Total	$80,550	$127,758	$14,314

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by class as of and for the three months ended March 31, 2020 (dollars in thousands):

	March 31,2020
	Average	Interest
	Recorded	Income
	Investment	Recognized
Impaired loans with no related allowance recorded

Commercial	$36,442	$94
Commercial real estate	15,238	84
Commercial construction	17,371	85
Residential real estate	3,827	-
Consumer	-	-
Total	$72,878	$263

Impaired loans with an allowance recorded

Commercial real estate	$-	$-
Commercial construction	6,463	-
Residential real estate	262	3
Total	$6,725	$3

Total impaired loans
Commercial	$36,442	$94
Commercial real estate	15,238	84
Commercial construction	23,834	85
Residential real estate	4,089	3
Consumer	-	-
Total	$79,603	$266

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,293	$-	$4,475	$31,105	$36,873	$1,585,779	$1,622,652
Commercial real Estate	11,292	664	7,679	16,101	35,736	3,761,508	3,797,244
Commercial construction	4,400	-	-	8,951	13,351	552,521	565,872
Residential real Estate	202	-	4,238	4,783	9,223	297,153	306,376
Consumer	4	-	-	-	4	3,360	3,364
Total	$17,191	$664	$16,392	$60,940	$95,187	$6,200,321	$6,295,508

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans Receivable
Commercial	$1,445	$558	$3,182	$33,019	$38,204	$1,483,763	$1,521,967
Commercial real estate	13,258	4,140	5,555	10,111	33,064	3,750,486	3,783,550
Commercial construction	2,472	-	-	14,015	16,487	601,260	617,747
Residential real estate	1,367	241	4,084	4,551	10,243	312,321	322,564
Consumer	2	-	-	-	2	1,851	1,853
Total	$18,544	$4,939	$12,821	$61,696	$98,000	$6,149,681	$6,247,681

Included in the 90 days or greater past due and still accruing category as of December 31, 2020 are purchased credit-impaired loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	March 31, 2021
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Total
	(dollars in thousands)
ACL
Individually evaluated for impairment	$15,663	$1,634	$434	$283	$-	$18,014
Collectively evaluated for impairment	8,496	39,486	5,087	4,267	11	57,347
Acquired with deteriorated credit quality individually analyzed	2,276	2,777	-	154	-	5,207
Total	$26,435	$43,897	$5,521	$4,704	$11	$80,568

Gross loans
Individually evaluated for impairment	$33,330	$21,762	$19,402	$6,786	$-	$81,280
Collectively evaluated for impairment	1,584,095	3,767,803	546,470	295,352	3,364	6,197,084
Acquired with deteriorated credit quality individually analyzed	5,227	7,679	-	4,238	-	17,144
Total	$1,622,652	$3,797,244	$565,872	$306,376	$3,364	$6,295,508

	December 31, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$12,985	$1,329	$-	$-	$-	$-	$14,314
Collectively evaluated for impairment	15,412	33,373	7,787	1,928	4	568	59,072
Acquired portfolio	46	4,628	407	759	-	-	5,840
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

Gross loans
Individually evaluated for impairment	$35,061	$15,827	$24,284	$5,378	$-		$80,550
Collectively evaluated for impairment	1,414,626	2,959,978	574,118	241,925	1,627		5,192,274
Acquired portfolio	68,402	802,190	19,345	71,177	226		961,340
Acquired with deteriorated credit quality	3,878	5,555	-	4,084	-		13,517
Total	$1,521,967	$3,783,550	$617,747	$322,564	$1,853		$6,247,681

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three months ended March 31, 2021 is summarized in the table below. The CECL Day 1 row presents adjustments recorded through retained earnings to adopt the CECL standard and the increase to the ACL for loans associated with nonaccretable purchase accounting marks on loans that were classified as PCI as of December 31, 2020.

	Three Months Ended March 31, 2021
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2020	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

Day 1 effect of CECL	(4,225)	9,605	(961)	2,697	9	(568)	6,557

Balance as of January 1, 2021 as adjusted for changes in accounting principle	24,218	48,935	7,233	5,384	13	-	85,783

Charge-offs	-	-	-	-	-	-	-

Recoveries	60	-	-	-	1	-	61

(Reversal of) provision for credit losses (loans)	2,157	(5,038)	(1,712)	(680)	(3)	-	(5,276)

Balance as of March 31, 2021	$26,435	$43,897	$5,521	$4,704	$11	$-	$80,568

On January 1, 2021, the Company adopted CECL, which replaced the incurred loss method we used in prior periods for determining the provision for credit losses and the ACL. Under CECL, we record an expected loss of all cash flows we do not expect to collect at the inception of the loan. The adoption of CECL resulted in an increase in our ACL for loans of $6.6 million, which did not impact our consolidated income statement. We recorded a reversal of credit losses for loans of $5.3 million during the three months ended March 31, 2021 utilizing the CECL methodology, which was the result of an improved macroeconomic environment from January 1, 2021, the day of adoption.

	Three Months Ended March 31, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2019	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Charge-offs	(124)	-	-	-	(3)	-	(127)

Recoveries	-	-	-	3	-	-	3

(Reversal of) provision for credit losses (loans)	833	1,183	515	(7)	3	13,473	16,000

Balance as of March 31, 2020	$9,058	$22,036	$7,819	$1,681	$3	$13,572	$54,169

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

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

As of March 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of March 31, 2021, TDRs totaled $53.0 million, of which $27.5 million were on nonaccrual status and $25.5 million were performing under their restructured terms. As of December 31, 2020, TDRs totaled $49.4 million, of which $25.7 million were on nonaccrual status and $23.7 million were performing under their restructured terms. The Company has allocated $10.0 million and $47 thousand of specific allowance related to TDRs for the three months ended March 31, 2021 and March 31, 2020, respectively.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2021:

		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
Troubled debt restructurings:	(dollars in thousands)
Commercial real estate	1	$1,658	$1,658
Residential real estate	2	1,996	1,996
Total	3	$3,654	$3,654

The two residential real estate loans modified as TDRs during the three months ended March 31, 2021 were maturity extensions, while the one commercial real estate loan was a recast of a nonaccrual credit.

There were no loans modified as TDRs during the three months ended March 31, 2020. There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2021 and March 31, 2020.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans would not be considered TDR’s if they were performing at year-end 2019, and the other conditions set forth in the interagency statement were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end 2019. As of March 31, 2021, the Bank had 102 deferred loans totaling approximately $204.2 million, compared to 113 deferred loans totaling approximately $207.1 million as of December 31, 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table sets forth the composition of these loans by loan segments as of March 31, 2021:

		Unpaid
	Number of Loans	Principal Balance
	(dollars in thousands)
Commercial	32	$103,653
Commercial real estate	68	$97,400
Commercial construction	2	3,150
Total	102	$204,203

As of March 31, 2021, there were no deferred loans that were delinquent or on nonaccrual status. As of March 31, 2021, $44.1 million of deferred loans were risk rated “special mention” or worse. The Company evaluates its deferred loans after the initial deferral period and will either return the deferred loan to its original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.

ACL for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the (reversal of) provision for credit losses on the Company’s income statement. The following table presents the ACL for unfunded commitments for the three months ended March 31, 2021 (dollars in thousands):

Three Months Ended
March 31, 2021

Balance at beginning of period	$-
Day 1 Effect of CECL	2,833
(Reversal of) provision for credit losses (unfunded commitments)	(490)
Balance at end of period	$2,343

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the (Reversal of) provision for credit losses as March 31, 2021 (dollars in thousands):

March 31, 2021

(Reversal of) provision for credit losses (loans)	$(5,276)
(Reversal of) provision for credit losses (unfunded commitments)	(490)
(Reversal of) provision for credit losses	$(5,766)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2021 and December 31, 2020 are as follows:

		March 31, 2021
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$41,301	$-	$41,301	$-
Residential mortgage pass-through securities	240,354	-	240,354	-
Commercial mortgage pass-through securities	6,414	-	6,414	-
Obligations of U.S. states and political subdivision	130,503	-	121,729	8,774
Corporate bonds and notes	17,665	-	17,665	-
Asset-backed securities	3,359	-	3,359	-
Certificates of deposit	150	-	150	-
Other securities	2,277	2,277	-	-
Total available-for-sale	442,023	2,277	430,972	8,774

Equity securities	13,200	13,200	-	-
Total assets	$455,223	$15,477	$430,972	$8,774

Liabilities
Derivatives	$(1,464)	$-	$(1,464)	$-
Total liabilities	$(1,464)	$-	$(1,464)	$-

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
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$38,458	$-	$38,458	$-
Residential mortgage pass-through securities	270,884	-	270,884	-
Commercial mortgage pass-through securities	6,922	-	6,922	-
Obligations of U.S. states and political subdivision	142,808	-	133,964	8,844
Corporate bonds and notes	25,095	-	25,095	-
Asset-backed securities	3,480	-	3,480	-
Certificates of deposit	151	-	151	-
Other securities	157	157	-	-
Total available-for-sale	$487,955	$157	$478,954	$8,844

Equity securities	13,387	13,387	-	-
Total assets	$501,342	$13,544	$478,954	$8,844

Liabilities
Derivatives	$(2,119)	$-	$(2,119)	$-
Total liabilities	$(2,119)	$-	$(2,119)	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021 and during the year ended December 31, 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Collateral Dependent Loans: The Company may record adjustments to the carrying value of loans based on fair value measurements, generally as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with GAAP. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of March 31, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Value as of	Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	March 31,	Assets	Inputs	Inputs
basis:	2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans:		(dollars in thousands)
Commercial	$12,890	$-	$-	$12,890
Commercial real estate	2,283	-	-	2,283
Commercial construction	2,500	-	-	2,500
Residential real estate	2,089	-	-	2,089

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	December 31,	Assets	Inputs	Inputs
basis:	2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial	$10,751	$-	$-	$10,751
Commercial real estate	1,393	-	-	1,393

Collateral dependent loans – Collateral dependent loans as of March 31, 2021 that required a valuation allowance were $40.5 million with a related valuation allowance of $20.7 million compared to $24.4 million with a related valuation allowance of $14.3 million as of December 31, 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and for the year ended December 31, 2020:

Municipal
Securities
(dollars in thousands)
Beginning balance, December 31, 2020	$8,844
Principal paydowns	(70)
Ending balance, March 31, 2021	$8,774

Municipal
Securities
(dollars in thousands)
Beginning balance, December 31, 2019	$9,114
Principal paydowns	(270)
Ending balance, December 31, 2020	$8,844

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2021
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:	(dollars in thousands)
Municipal securities	$8,774	Discounted cash flows	Discount rate	2.9%

December 31, 2020
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:	(dollars in thousands)
Municipal securities	$8,844	Discounted cash flows	Discount rate	2.9%

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

March 31, 2021

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighted average)
Collateral dependent:
Commercial	$722	Appraisals of collateral value	Comparable sales	0% - 5% (2%)

Commercial	$12,168	Market approach (100)	Average transfer price as a price to unpaid principal balance	48 – 53 (49)

Commercial real estate	$2,283	Appraisals of collateral value	Comparable sales	0% - 25% (8%)

Construction	$2,500	Appraisals of collateral value	Comparable sales	15%

Residential	$2,089	Appraisals of collateral value	Comparable sales	1% - 15% (6%)

December 31, 2020

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighted average)
Impaired loans:
Commercial	$10,524	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48 - 53 (49)

Commercial	$227	Appraisals of collateral value	Adjustment for comparable sales	1% to + 5% (+2%)

Commercial real estate	$1,393	Appraisals of collateral value	Adjustment for comparable sales	-25% to +20% (-8%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2021 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2021 and December 31, 2020:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
March 31, 2021
Financial assets:
Cash and due from banks	$260,092	$260,092	$260,092	$-	$-
Securities available-for-sale	442,023	442,023	2,277	442,023	8,774
Investment in restricted stocks	22,483	n/a	n/a	n/a	n/a
Equity securities	13,200	13,200	13,200	-	-
Net loans	6,196,623	6,267,519	-	-	6,267,519
Accrued interest receivable	35,249	35,249	-	1,598	33,651

Financial liabilities:
Noninterest-bearing deposits	1,384,961	1,384,961	1,384,961	-	-
Interest-bearing deposits	4,566,373	4,573,673	3,209,774	1,363,899	-
Borrowings	359,710	362,497	-	362,497	-
Subordinated debentures	152,724	163,868	-	163,868	-
Derivatives	1,464	1,464	-	1,464	-
Accrued interest payable	3,598	3,598	-	3,598	-

December 31, 2020
Financial assets:
Cash and due from banks	$303,756	$303,756	$303,756	$-	$-
Investment securities available-for-sale	487,955	487,955	157	478,954	8,844
Restricted investment in bank stocks	25,099	n/a	n/a	n/a	n/a
Equity securities	13,387	13,387	13,387	-	-
Net loans	6,157,081	6,244,037	-	-	6,244,037
Accrued interest receivable	35,317	35,317	-	1,764	33,553

Financial liabilities:
Noninterest-bearing deposits	1,339,108	1,339,108	1,339,108	-	-
Interest-bearing deposits	4,620,116	4,633,961	3,155,983	1,477,978	-
Borrowings	425,954	429,671	-	429,671	-
Subordinated debentures	202,648	214,113	-	214,113	-
Derivatives	2,119	2,119	-	2,119	-
Accrued interest payable	3,687	3,687	-	3,687	-

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

Note 7. Comprehensive Income

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other	Amounts Reclassified from Accumulated		Affected Line item in the
Comprehensive Loss Components	Other Comprehensive Income (Loss)		Statement Where Net Income is Presented
	Three Months Ended
	March 31,
	2021	2020
	(dollars in thousands)
Sale of investment securities	$-	$29	Net losses on sale of securities available-for-
available for sale	-	(6)	sale Income tax benefit
	-	23

Net interest income on swaps	$(631)	$7	Borrowings
	177	(2)	Income tax expense
	(454)	5

Amortization of pension plan net	(75)	(75)	Other components of net periodic pension
actuarial losses	20	21	expense Income tax benefit
	(55)	(54)

Total reclassification	$(509)	$(26)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Comprehensive Income – (continued)

Accumulated other comprehensive (loss) income as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$3,851	$7,859
Cash flow hedge, net of tax	(1,053)	(1,520)
Defined benefit pension and post-retirement plans, net of tax	(3,487)	(3,542)
Total	$(689)	$2,797

Note 8. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2021. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2021 are approximately 353,841. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three months ended March 31, 2021 and March 31, 2020 was $1.0 million and $0.5 million, respectively.

Activity under the Company’s options for the three months ended March 31, 2021 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	38,013	$9.03
Granted	-	-
Exercised	(5,449)	8.34
Forfeited/cancelled/expired	-	-
Outstanding as of March 31, 2021	32,564	9.15	1.21	$527,672

Exercisable as of March 31, 2021	32,564	$9.15	1.21	$527,672

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Stock Based Compensation – (continued)

Activity under the Company’s restricted shares for the three months ended March 31, 2021 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2020	113,114	$18.15
Granted	27,147	23.23
Vested	(15,157)	24.36
Forfeited/cancelled/expired	(378)	23.23
Nonvested March 31, 2021	124,726	$18.49

As of March 31, 2021, there was approximately $1.5 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.5 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned as of December 31, 2020	147,636		$17.29
Awarded	35,593		25.24
Change in estimate	17,818		20.79
Vested shares	(29,421)		31.35
Unearned as of March 31, 2021	171,626	230,712	$16.89

As of March 31, 2021, the specific number of shares related to performance units that were expected to vest was 171,626, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of March 31, 2021, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 230,713. During the three months ended March 31, 2021, 29,421 shares vested. A total of 14,711 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the three months ended March 31, 2021 were 14,711 shares. As of March 31, 2021, compensation cost of approximately $2.0 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned as of December 31, 2020	169,313	$14.07
Awarded	43,077	25.24
Vested shares	(68,916)	16.29
Unearned as of March 31, 2021	143,474	$16.36

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the three months ended March 31, 2021, 68,916 shares vested. A total of 34,458 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the three months ended March 31, 2021 were 34,458 shares. As of March 31, 2021, compensation cost of approximately $2.3 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.3 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2021	2020
	(dollars in thousands)
Service cost	$-	$-
Interest cost	71	91	Other components of net periodic pension expense

Expected return on plan assets	(213)	(196)	Other components of net periodic pension expense
Net amortization	75	75	Other components of net periodic pension expense

Total periodic pension income	$(67)	$(30)

Contributions

The Company did not make a contribution to the Pension Trust during the three months ended March 31, 2021. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2021. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$359,710	1.11%	$425,954	1.07%

By remaining period to maturity:
Less than 1 year	$297,381	0.93%	$297,570	0.84%
1 year through less than 2 years	34,621	1.24%	75,644	1.42%
2 years through less than 3 years	25,000	2.92%	50,000	1.84%
3 years through less than 4 years	-	-	-	-
4 years through 5 years	-	-	-	-
After 5 years	2,809	2.41%	2,824	2.42%
Total FHLB borrowings	359,811	1.11%	426,038	1.07%
Fair value premium (discount)	(101)		(84)
FHLB borrowings, net	$359,710		$425,954

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances as of March 31, 2021 were primarily collateralized by approximately $1.9 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. As of March 31, 2021 the Company had remaining borrowing capacity of approximately $1.1 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of March 31, 2021 was 3.06%.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of March 31, 2021 and December 31, 2020.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Offsetting Assets and Liabilities

Certain financial instrument-related assets and liabilities may, under GAAP, be offset on the consolidated statements of condition because they are subject to master netting agreements or similar agreements, although the Company has elected to disclose such arrangements on a gross basis on its consolidated financial statements. The Company enters into interest rate swap agreements with financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Note 4 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash or financial instrument collateral based on the contract provisions. The following table presents information about financial instruments that are eligible for offset as of March 31, 2021 and December 31, 2020:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Recognized	Cash or Financial Instrument Collateral	Net Amount
	(dollars in thousands)
March 31, 2021
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(1,464)	$-	$(1,464)	$-	$(1,464)	$-

December 31, 2020
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Liabilities:
Interest rate swaps	$(2,119)	$-	$(2,119)	$-	$(2,119)	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2021 and December 31, 2020. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, and (11) the impact of the COVID-19 pandemic on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for credit losses, the other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the evaluation of deferred tax assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

Allowance for Credit Losses and Related Provision: The allowance for credit losses (“ACL”) represents management’s estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial asset(s). Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgment and the use of estimates including reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

The evaluation of the adequacy of the ACL includes, among other factors, an analysis of historical loss rates by loan segment applied to current loan totals. However, actual credit losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The ACL is established through a provision for credit losses charged to expense. Management believes that the current ACL will be adequate to absorb credit losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan segment and the resulting credit loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the ACL may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 6 of the Notes to Consolidated Financial Statements.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 11 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2020 includes additional discussion on the accounting for income taxes.

Impact of COVID-19

COVID-19 continues to impact the Company’s operations and financial results, as well as those of our customers. In response to the COVID-19 pandemic, the Company continued to offer temporary relief to effected customers, deferring either their full loan payment, the principal component or the interest component of their loan payment for an initial period of time ranging from 30 to 120 days. As of March 31, 2021, the Company has 102 deferred loans with a total outstanding loan balance of $204.2 million. As provided for under the CARES act, these short-term deferrals are not considered troubled debt restructurings, provided that the modification is related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019 or the date of the deferral, and executed between March 1, 2020 and January 1, 2022, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company was an active participant in assisting its customers with applications for resources through the program. PPP loans originated prior to June 5, 2020 have a two-year term, which may be extended to five years with the consent of the Company, and those originated on or after June 5, 2020 have a five year term, and the loans bear interest at 1%, along with an origination fee payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, PPP loans were $522.3 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and, as such, the Company has not included the PPP loans in calculation of the ACL as of March 31, 2021. Should those circumstances change, the Company could be required to establish additional provisions for loan loss expense charged to earnings.

Operating Results Overview

Net income for the three months ended March 31, 2021 was $33.0 million compared to $6.0 million for the comparable three-month period ended March 31, 2020. The Company’s diluted earnings per share were $0.82 for the three months ended March 31, 2021 as compared with diluted earnings per share of $0.15 for the comparable three-month period ended March 31, 2020. The increase in net income and diluted earnings per share was primarily due to a $5.8 million recapture of credit loss reserves in the current quarter reflecting the impact of the improved economic outlook on the current expected credit losses (“CECL”) accounting standard, compared with a $16.0 million provision in the first quarter of 2020.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on obligations of state and local political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues. Net interest margin is defined as net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Fully taxable equivalent net interest income for the three months ended March 31, 2021 increased by $5.8 million, or 10.4%, from the comparable three-month period ended March 31, 2020. The increase from the first quarter of 2021 resulted primarily from a 6.4% increase in average interest-earning assets, largely due to PPP originations, and a 15 basis-point widening of the net interest margin to 3.56% from 3.41%. The widening of the net interest margin resulted from a 75 basis-points reduction in the cost of funding interest-earning assets, partially offset by a 49 basis-point reduction in the rate of average interest-earning assets.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2021 and 2020, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2021			2020
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$473,181	$2,058	1.76%	$452,294	$3,095	2.75%
Total loans (2) (3) (4)	6,242,960	70,676	4.59	5,956,469	73,220	4.94
Federal funds sold and interest-bearing with banks	269,537	49	0.07	148,429	499	1.35
Restricted investment in bank stocks	22,822	256	4.55	27,316	400	5.89
Total interest-earning assets	7,008,500	73,039	4.23	6,584,508	77,214	4.72
Noninterest-earning assets:
Allowance for credit losses	(81,549)			(38,970)
Other noninterest-earning assets	573,083			560,489
Total assets	$7,500,034			$7,106,027

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,422,295	2,434	0.69	$1,962,714	10,371	2.13
Other interest-bearing deposits	3,225,751	5,151	0.65	2,660,755	6,841	1.03
Total interest-bearing deposits	4,648,046	7,585	0.66	4,623,469	17,212	1.50

Borrowings	375,511	1,674	1.81	477,121	2,352	1.98
Subordinated debentures	154,341	2,167	5.70	128,913	1,834	5.72
Finance lease	2,115	32	6.14	2,303	35	6.11
Total interest-bearing liabilities	5,180,013	11,458	0.90	5,231,806	21,433	1.65

Demand deposits	1,348,585			955,358
Other liabilities	43,340			54,622
Total noninterest-bearing liabilities	1,391,925			1,009,980
Stockholders’ equity	928,096			864,241
Total liabilities and stockholders’ equity	$7,500,034			$7,106,027
Net interest income (tax-equivalent basis)		61,581			55,781
Net interest spread (5)			3.33%			3.07%
Net interest margin (6)			3.56%			3.41%
Tax-equivalent adjustment		(418)			(500)
Net interest income		$61,163			$55,281

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.4 million for the three months ended March 31, 2021, compared with $2.9 million for the three months ended March 31, 2020. During the first quarter of 2021, the Bank completed the sale of two branches, resulting in a gain of $0.7 million, which was included in noninterest income. Total noninterest income, excluding the branch sales, decreased $0.1 million from the first quarter of 2020. The decrease was primarily attributable to a decrease in net gains on sale of securities of $0.4 million, partially offset by an increase in net gains on sale of loans held-for-sale of $0.3 million.

Noninterest Expenses

Noninterest expenses totaled $26.5 million for the three months ended March 31, 2021, compared to $35.1 million for the three months ended March 31, 2020. Noninterest expenses decreased by $8.6 million from the prior year first quarter due primarily to a decrease of $9.5 million in merger expenses resulting from the acquisition of Bancorp of New Jersey (“BNJ”)in 2020. Excluding merger-related expenses, noninterest expenses increased by $0.9 million from the first quarter of 2020 due primarily to increases in salaries and employee benefits of $1.0 million, and professional and consulting of $0.4 million, and was partially offset by decreases in other expenses of $0.3 million and amortization of core deposit intangible of $0.1 million.

Income Taxes

Income tax expense was $10.9 million for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was 24.8% and 14.8%, respectively. The effective tax rate for the first quarter of 2020 was lower compared to March 31, 2021 due to different proportions of income from non-taxable sources.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

					Amount
	March 31, 2021		December 31, 2020		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial (1)	$1,622,652	25.8%	$1,521,967	24.4%	$100,685
Commercial real estate	3,797,244	60.3	3,783,550	60.6	13,694
Commercial construction	565,872	9.0	617,747	9.8	(51,875)
Residential real estate	306,376	4.8	322,564	5.1	(16,188)
Consumer	3,364	0.1	1,853	0.1	1,511
Gross loans	$6,295,508	100.0%	$6,247,681	100.0%	$47,827

As of March 31, 2021, gross loans totaled $6.3 billion, an increase of $47.8 million, or 0.8%, as compared to December 31, 2020. Net loan growth was primarily attributable to the PPP loans.

(1)	Included in commercial loans as of March 31, 2021 and December 31, 2020 are PPP loans of $522.3 million and $397.5 million, respectively.

Allowance for Credit Losses and Related Provision

As of January 1, 2021, the Company adopted the CECL accounting standard. As of March 31, 2021, the Company’s allowance for credit losses for loans was $80.6 million, an increase of $1.4 million from $79.2 million as of December 31, 2020. The increase was attributable to the “Day 1” effect of the adoption of the CECL accounting standard, which was $6.6 million, offset by a $5.8 million recapture of credit loss reserves during the first quarter of 2021.

The (reversal of) provision for credit losses was $(5.8) million for the first quarter of 2021, and $16.0 million for the first quarter of 2020. The decrease in provision for credit losses during the first quarter of 2021 when compared to the first quarter of 2020 was the result of an improved macro-economic outlook when compared to January 1, 2021, the day the Company adopted CECL.

As of March 31, 2021, the ACL was $80.6 million as compared to $79.2 million as of December 31, 2020. The level of the allowance for the respective periods of 2021 and 2020 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors.

There were $0.1 million net recoveries for the three months ended March 31, 2021, compared with $0.1 million net charge-offs for the three months ended March 31, 2020. The ACL as a percentage of loans receivable amounted to 1.28% as of March 31, 2021 compared to 1.27% as of December 31, 2020. Excluding the impact of PPP loans in the calculation of the ACL as a percentage of loans receivable, the ratio increases to 1.40% as of March 31, 2021, compared to 1.36% as of December 31, 2020. PPP loans do not have allowance for loan losses attributable to them, as they are fully guaranteed by the SBA.

The level of the allowance for the respective periods of 2021 and 2020 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of March 31, 2021 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2021	2020
	(dollars in thousands)
Average loans receivable at end of period	$6,238,723	$5,922,814
Analysis of the ACL:
Balance - beginning of quarter	$79,226	$38,293
CECL Day 1 Adjustment	6,557	-
Balance – beginning of quarter (as adjusted)	85,783	38,293
Charge-offs:
Commercial	-	(124)
Consumer	-	(3)
Total charge-offs	-	(127)
Recoveries:
Commercial	60	-
Consumer	1	3
Total recoveries	61	3
Net recoveries (charge-offs)	61	(124)
(Reversal of) provision for credit losses (loans)	(5,276)	16,000
Balance - end of period	$80,568	$54,169
Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.00%	0.01%
Loans receivable	$6,277,191	$6,009,310
ACL as a percentage of loans receivable	1.28%	0.90%

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate allowance for credit losses at all times.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Nonaccrual loans	$60,940	$61,696
OREO	-	-
Total nonperforming assets (1)	$60,940	$61,696

Performing TDRs	$25,505	$23,655
Loans 90 days or greater past due and still accruing (non-PCD)	$-	$-
Loans 90 days or greater past due and still accruing (PCD)	$16,392	$12,821
(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.97%	0.99%
Nonperforming assets to total assets	0.82	0.82
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.64	1.57

Securities Available-For-Sale

As of March 31, 2021, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the quarter ended March 31, 2021, average securities increased $12.7 million to approximately $473.2 million, or 6.8% of average total interest-earning assets, from approximately $460.5 million, or 6.5% of average interest-earning assets, compared to December 31, 2020.

As of March 31, 2021, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $3.9 million as compared with net unrealized gains of $7.9 million as of December 31, 2020. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale as of March 31, 2021.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2021 and December 31, 2020, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of March 31, 2021, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.89%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.91%. As of December 31, 2020, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.70%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.18%.

Based on our model, which was run as of March 31, 2021, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.97%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.57%. As of December 31, 2020, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.89%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 8.56%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2021, would decline by 8.01% with an instantaneous rate shock of up 200 basis points, and increase by 5.59% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2020, would decline by 7.76% with an instantaneous rate shock of up 200 basis points, and increase by 5.70% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one year NII sensitivity as of March 31, 2021.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$864,494	$(61,707)	(6.66)	+300	$245,424	$6,555	2.74
+200	894,027	(32,174)	(3.47)	+200	243,387	4,518	1.89
+100	911,905	(14,296)	(1.54)	+100	241,178	2,309	0.97
0	926,201	-	-	0	238,869	-	-
-100	929,010	2,809	0.30	-100	224,749	(14,120)	(5.91)

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

As of March 31, 2021, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2021, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $601.1 million, which represented 8.1% of total assets and 9.5% of total deposits and borrowings, compared to $697.4 million as of December 31, 2020, which represented 9.2% of total assets and 10.9% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2021, had the ability to borrow $1.9 billion. In addition, as of March 31, 2021, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $3.2 million. As of March 31, 2021, the Bank had aggregate available and unused credit of approximately $1.1 billion, which represents the aforementioned facilities totaling $1.9 billion net of $0.8 billion in outstanding borrowings and letters of credit. As of March 31, 2021, outstanding commitments for the Bank to extend credit were approximately $970 million.

Cash and cash equivalents totaled $260.1 million as of March 31, 2021, decreasing by $43.7 million from $303.8 million as of December 31, 2020. Operating activities provided $80.1 million in net cash. Investing activities provided $5.6 million in net cash, primarily reflecting an increase in securities partially offset by an increase in loans. Financing activities used $129.4 million in net cash, primarily reflecting a repayment of FHLB borrowings and subordinated debentures of approximately $66.2 million and $50.0 million, respectively.

Deposits

Total deposits decreased by $7.9 million, or 0.1%, to $6.0 billion as of March 31, 2021 from December 31, 2020. The decrease was primarily due to decreases in time deposits partially offset by increases in demand, interest bearing, non-interest bearing and savings. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
					Increase/
	March 31, 2021		December 31, 2020		(Decrease)
	Amount	%	Amount	%	2021 vs. 2020
	(dollars in thousands)
Demand, noninterest-bearing	$1,384,961	23.3%	$1,339,108	22.5%	$45,853
Demand, interest-bearing	1,488,943	25.0	1,462,675	24.5%	26,268
Money Market	1,394,491	23.4	1,399,145	23.5%	(4,654)
Savings	326,340	5.5	294,163	4.9%	32,177
Time	1,356,599	22.8	1,464,133	24.6%	(107,534)
Total deposits	$5,951,334	100.0%	$5,959,224	100.0%	$(7,890)

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate as of March 31, 2021 was 3.06%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $935.6 million as of March 31, 2021, an increase of $20.3 million from December 31, 2020. The increase in stockholders’ equity was primarily attributable retained earnings. As of March 31, 2021, the Company’s tangible common equity ratio and tangible book value per share were 9.91% and $18.02, respectively. As of December 31, 2020, the tangible common equity ratio and tangible book value per share were 9.50% and $17.49, respectively. Total goodwill and other intangible assets were approximately $219 million as of March 31, 2021 and December 31, 2020. The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	March 31,	December 31,
	2021	2020
	(dollars in thousands, except for share and per
	share data)
Common equity	$935,637	$915,310

Less: intangible assets	(218,842)	(219,349)
Tangible common stockholders’ equity	$716,795	$695,961

Total assets	$7,449,639	$7,547,339
Less: intangible assets	(218,842)	(219,349)
Tangible assets	$7,230,797	$7,327,990

Common stock outstanding at period end	39,773,602	39,785,398
Tangible common equity ratio (1)	9.91%	9.50%

Book value per common share	$23.52	$23.01
Less: intangible assets	5.50	5.52
Tangible book value per common share	$18.02	$17.49
(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2021 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bancorp, Inc.		Purposes		Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2021			(dollars in thousands)
Leverage (Tier 1) capital	$718,814	9.89%	$290,750	4.00%	$	N/A	N/A
Risk-based Capital:						N/A	N/A
Common Equity Tier 1	713,659	11.36	282,800	4.50		N/A	N/A
Tier 1	718,814	11.44	377,067	6.00		N/A	N/A
Total	947,395	15.08	502,756	8.00		N/A	N/A

N/A - not applicable

					To Be Well-Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	ConnectOne Bank		Purposes		Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021			(dollars in thousands)
Leverage (Tier 1) capital	$803,446	11.06%	$290,566	4.00%	363,208	5.00%
Risk-based Capital:
Common Equity Tier 1	803,446	12.78	282,794	4.50	408,480	6.50
Tier 1	803,446	12.78	377,058	6.00	502,744	8.00
Total	914,275	14.55	502,744	8.00	628,430	10.00

As of March 31, 2021, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 2.94% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 4.05% above the minimum buffer ratio.

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

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: May 7, 2021		Date: May 7, 2021