Form 10-Q
period 2021-06-30
ConnectOne Bancorp, Inc.
filed 2021-08-06
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,794,815 shares
(Title of Class)	(Outstanding as of August 6, 2021)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(in thousands, except for share data)	2021	2020
	(unaudited)
ASSETS
Cash and due from banks	$59,148	$63,637
Interest-bearing deposits with banks	290,269	240,119
Cash and cash equivalents	349,417	303,756

Investment securities	458,933	487,955
Equity securities	13,223	13,387

Loans held-for-sale	6,159	4,710

Loans receivable	6,407,904	6,236,307
Less: Allowance for credit losses - loans	78,684	79,226
Net loans receivable	6,329,220	6,157,081

Investment in restricted stock, at cost	22,563	25,099
Bank premises and equipment, net	28,811	30,108
Accrued interest receivable	34,001	35,317
Bank owned life insurance	193,209	165,960
Right of use operating lease assets	12,504	16,159
Goodwill	208,372	208,372
Core deposit intangibles	9,963	10,977
Other assets	43,707	88,458
Total assets	$7,710,082	$7,547,339
LIABILITIES
Deposits:
Noninterest-bearing	$1,485,952	$1,339,108
Interest-bearing	4,706,561	4,620,116
Total deposits	6,192,513	5,959,224
Borrowings	353,462	425,954
Subordinated debentures, net	152,800	202,648
Operating lease liabilities	14,235	18,026
Other liabilities	32,112	26,177
Total liabilities	6,745,122	6,632,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock:
Authorized 5,000,000 shares	-	-
Common stock, no par value:
Authorized 50,000,000 shares; issued 42,547,077 shares as of June 30, 2021 and 42,444,031 shares as of December 31, 2020; outstanding 39,794,815 shares as of June 30, 2021 and 39,785,398 as of December 31, 2020	586,946	586,946
Additional paid-in capital	24,606	23,887
Retained earnings	386,280	331,951
Treasury stock, at cost 2,752,262 common shares as of June 30, 2021 and 2,658,633 as of December 31, 2020	(32,682)	(30,271)
Accumulated other comprehensive (loss) income	(190)	2,797
Total stockholders’ equity	964,960	915,310
Total liabilities and stockholders’ equity	$7,710,082	$7,547,339

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$71,101	$75,797	$141,563	$148,733
Interest and dividends on investment securities:
Taxable	995	1,712	2,083	3,778
Tax-exempt	608	647	1,374	1,460
Dividends	263	442	519	842
Interest on federal funds sold and other short-term investments	84	79	133	578
Total interest income	73,051	78,677	145,672	155,391
Interest expense
Deposits	6,424	13,597	14,009	30,809
Borrowings	3,618	4,290	7,491	8,511
Total interest expense	10,042	17,887	21,500	39,320
Net interest income	63,009	60,790	124,172	116,071
(Reversal of) provision for credit losses	(1,649)	15,000	(7,415)	31,000
Net interest income after (reversal of) provision for credit losses	64,658	45,790	131,587	85,071
Noninterest income
Deposit, loan and other income	2,222	3,212	3,390	4,499
Income on bank owned life insurance	1,185	1,128	2,249	2,095
Net gains on sale of loans held-for-sale	847	237	1,554	630
Gain on sale of branches	-	-	674	-
Net gains (losses) on equity securities	23	44	(164)	222
Net gains on sales/redemption of securities available-for-sale	195	-	195	29
Total noninterest income	4,472	4,621	7,898	7,475
Noninterest expenses
Salaries and employee benefits	15,351	14,529	30,983	29,122
Occupancy and equipment	3,187	3,156	6,591	6,627
FDIC insurance	580	1,093	1,515	1,949
Professional and consulting	2,117	1,673	4,073	3,247
Marketing and advertising	278	426	519	730
Data processing	1,603	1,586	3,139	3,059
Merger and restructuring expenses	-	5,146	-	14,640
Amortization of core deposit intangibles	508	652	1,015	1,304
Increase in value of acquisition price	-	2,333	-	2,333
Other components of net periodic pension expense	(67)	(29)	(134)	(59)
Other expenses	2,702	2,498	5,043	5,169
Total noninterest expenses	26,259	33,063	52,744	68,121
Income before income tax expense	42,871	17,348	86,741	24,425
Income tax expense	10,652	2,516	21,523	3,563
Net income	$32,219	$14,832	$65,218	$20,862
Earnings per common share:
Basic	$0.81	$0.37	$1.64	$0.53
Diluted	0.81	0.37	1.63	0.52

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income	$32,219	$14,832	$65,218	$20,862

Other comprehensive income (loss):

Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	271	(1,423)	(5,169)	4,829
Tax effect	(68)	392	1,364	(1,299)
Net of tax	203	(1,031)	(3,805)	3,530

Reclassification adjustment for realized gains included in net income	(195)	-	(195)	(29)
Tax effect	48	-	48	6
Net of tax	(147)	-	(147)	(23)

Unrealized losses on cash flow hedges	(42)	(566)	(18)	(3,315)
Tax effect	15	140	4	913
Net of tax	(27)	(426)	(14)	(2,402)

Reclassification adjustment for realized losses on cash flow hedges included in net income	584	318	1,215	311
Tax effect	(167)	(71)	(344)	(69)
Net of tax	417	247	871	242

Reclassification adjustment for pension plan amortization included in net income	75	76	150	151
Tax effect	(22)	(21)	(42)	(42)
Net of tax	53	55	108	109

Total other comprehensive income (loss)	499	(1,155)	(2,987)	1,456

Total comprehensive income	$32,718	$13,677	$62,231	$22,318

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Six Months Ended June 30, 2021
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021 as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	65,218	-	-	65,218
Other comprehensive loss, net of tax	-	-	-	-	-	(2,987)	(2,987)
Cash dividends declared on common stock ($0.20 per share)	-	-	-	(7,964)	-	-	(7,964)
Exercise of stock options (5,449 shares)	-	-	45	-	-	-	45
Restricted stock grants, net of forfeitures (47,982 shares)	-	-	-	-	-	-	-
Stock grants (446 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of treasury stock (93,629 shares)	-	-	-	-	(2,411)	-	(2,411)
Stock-based compensation expense	-	-	1,957	-	-	-	1,957

Balance as of June 30, 2021	$-	$586,946	$24,606	$386,280	$(32,682)	$(190)	$964,960

	Three Months Ended June 30, 2021
							Total
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other (Loss) Income	Stockholders’ Comprehensive Equity
Balance as of March 31, 2021	$-	$586,946	$23,621	$358,441	$(32,682)	$(689)	$935,637
Net income	-	-	-	32,219	-	-	32,219
Other comprehensive income, net of tax	-	-	-	-	-	499	499
Cash dividends declared on common stock ($0.11 per share)	-	-	-	(4,380)	-	-	(4,380)
Restricted stock grants, net of forfeitures (21,213 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	985	-	-	-	985

Balance as of June 30, 2021	$-	$586,946	$24,606	$386,280	$(32,682)	$(190)	$964,960

(continued)

	Six Months Ended June 30, 2020
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	20,862	-	-	20,862
Other comprehensive income, net of tax	-	-	-	-	-	1,456	1,456
Cash dividends declared on common stock ($0.090 per share)	-	-	-	(3,956)	-	-	(3,956)
Exercise of stock options (25,413 shares)	-	-	163	-	-	-	163
Restricted stock grants (68,853 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (16,541 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,402 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(639)	-	-	-	(639)
Repurchase of treasury stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation expense	-	-	1,201	-	-	-	1,201

Balance as of June 30, 2020	$-	$586,946	$22,069	$288,688	$(30,271)	$309	$867,741

	Three Months Ended June 30, 2020
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Comprehensive Equity
Balance as of March 31, 2020	$-	$586,946	$21,746	$273,825	$(30,271)	$1,464	$853,710
Net income	-	-	-	14,832	-	-	14,832
Other comprehensive loss, net of tax	-	-	-	-	-	(1,155)	(1,155)
Cash dividends adjustment	-	-	-	31	-	-	31
Restricted stock grants (48,169 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units	-	-	(342)	-	-	-	(342)
Stock-based compensation expense	-	-	665	-	-	-	665

Balance as of June 30, 2020	$-	$586,946	$22,069	$288,688	$(30,271)	$309	$867,741

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$65,218	$20,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,746	1,860
(Reversal of) provision for credit losses	(7,415)	31,000
Amortization of intangibles	1,015	1,304
Net accretion of loans	(2,803)	(3,752)
Accretion on bank premises	(45)	(45)
Accretion on deposits	(1,248)	(2,673)
Accretion on borrowings, net	(36)	(104)
Stock-based compensation	1,957	1,201
Gains on sales/redemptions of securities available-for-sale, net	(195)	(29)
Losses (gains) on equity securities, net	164	(222)
Gain on sale of branches	(674)	-
Net losses on disposition of fixed assets	27	-
Gains on sales of loans held-for-sale, net	(1,554)	(630)
Loans originated for resale	(30,600)	(17,141)
Proceeds from sale of loans held-for sale	40,043	30,894
Payments on loans held-for-sale	18	172
Gain on sale of other real estate owned	(18)	-
Increase in cash surrender value of bank owned life insurance	(2,249)	(2,095)
Amortization of premiums and accretion of discounts on securities available-for-sale, net	3,152	2,512
Amortization of subordinated debentures issuance costs	152	170
Decrease (increase) in accrued interest receivable	1,316	(6,035)
Net change in operating leases	(439)	2,051
Decrease in other assets	48,236	25,042
Increase (decrease) in other liabilities	3,705	(8,602)
Net cash provided by operating activities	119,473	75,740

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(126,641)	(108,584)
Sales	-	19,624
Maturities, calls and principal repayments	147,342	97,625
Purchases of equity securities	-	(2,000)
Net redemptions of restricted investment in bank stocks	2,536	3,805
Net increase in loans	(173,384)	(463,094)
Purchases of bank owned life insurance	(25,000)	(25,000)
Purchases of premises and equipment	(541)	(855)
Proceeds from sale of branches	1,087	-
Proceeds from sale of OREO	321	992
Cash and cash equivalents acquired in acquisition, net	-	87,391
Net cash used in investing activities	(174,280)	(390,096)

Cash flows from financing activities
Net increase in deposits	234,537	276,614
(Repayment of) increase in subordinated debentures	(50,000)	73,421
Advances of borrowings	100,000	1,376,489
Repayments of borrowings	(172,456)	(1,259,358)
Repurchase of treasury stock	(2,411)	(911)
Cash dividends paid on common stock	(7,964)	(3,545)
Proceeds from exercise of stock options	45	163
Share redemption for tax withholdings on performance units and restricted stock units earned	(1,283)	(639)
Net cash provided by financing activities	100,468	462,234
Net change in cash and cash equivalents	45,661	147,878
Cash and cash equivalents at beginning of period	303,756	201,483

Cash and cash equivalents at end of period	$349,417	$349,361

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$23,236	$41,189
Income taxes	20,299	12,096

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-investment to other real estate owned	$304	$-
Transfer of loans from held-for-investment to held-for-sale	9,356	10,995
Transfer of loans from held-for-sale to held-for-investment	-	19,738

Business combinations:
Fair value of assets acquired	$-	$949,282
Fair value of liabilities assumed	-	852,729

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company. The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a New Jersey investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company), Port Jervis Holdings, LLC (a New Jersey limited liability company), BONJ Special Properties, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey financial technology company).

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other interim period. The Company’s 2020 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Risks and Uncertainties

As previously disclosed, on March 11, 2020 the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to impact the United States and the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. Although economic activity has accelerated in 2021, and the United States continues to implement a COVID-19 vaccination program, COVID-19, it’s variants and actions taken to mitigate the spread of it have had and may in the future have an adverse impact on the economies and financial markets of many countries and parts of the United States, including the New Jersey/New York metropolitan area in which the Company primarily operates. Although the Company has been able to continue operations while taking steps to ensure the safety of employees and customers, COVID-19 could impact the Company’s operations in the future. Federal Reserve reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. Although state and local governments have lifted many restrictions on conducting business, it is possible that restrictions could be reimposed. It is therefore unknown how long COVID-19 may continue to impact the economy and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for credit losses on loans, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

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

The Company adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. As discussed further below, purchased credit deteriorated assets were measured on a prospective basis in accordance with the CECL Standard and all purchase credit impaired loans as of December 31, 2020 were considered purchased credit deteriorated loans upon adoption. Results for reporting periods beginning after January 1, 2021 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our financial statements as of January 1, 2021 (dollars in thousands):

	Change in Consolidated		Change to Retained Earnings
	Statement of Condition	Tax Effect	from Adoption of CECL
Allowance for credit losses (“ACL”) (loans)	$1,350	$406	$944
Adjustment related to purchased credit-impaired loan marks(1)	5,207	-	-
Total ACL - loans	6,557	406	944
ACL (unfunded credit commitments)	2,833	852	1,981

Total impact of CECL adoption	$9,390	$1,258	$2,925

(1)	This amounts represents a gross-up of the balance sheet related to nonaccretable credit marks of purchased credit-impaired loans resulting from adoption of CECL on January 1, 2021.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance – (continued)

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company currently utilizes a one-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan. The measurement of expected credit loss under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held to maturity investments and it also applies to certain off-balance sheet credit exposures.

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

●

Properties underlying construction, land and land development loans often do not generate sufficient cash flows to service debt and thus repayment is subject to the ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

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

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except for per share data)
	2021	2020	2021	2020
Net income	$32,219	$14,832	$65,218	$20,862
Earnings allocated to participating securities	(81)	(69)	(176)	(94)
Income attributable to common stock	$32,138	$14,763	$65,042	$20,768

Weighted average common shares outstanding, including participating securities	39,781	39,640	39,786	39,603
Weighted average participating securities	(100)	(104)	(107)	(123)
Weighted average common shares outstanding	39,681	39,536	39,679	39,480
Incremental shares from assumed conversions of options,
performance units and non-participating restricted shares	192	76	214	112
Weighted average common and equivalent shares outstanding	39,873	39,612	39,893	39,592

Earnings per common share:
Basic	$0.81	$0.37	$1.64	$0.53
Diluted	0.81	0.37	1.63	0.52

There were no antidilutive share equivalents as of June 30, 2021 and June 30, 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Securities Available-for-Sale

The Company’s investment securities are all classified as available-for-sale as of June 30, 2021 and December 31, 2020. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2021 and December 31, 2020. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of June 30, 2021 and December 31, 2020.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
June 30, 2021	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$34,649	$1,197	$(73)	$35,773	-
Residential mortgage pass-through securities	261,761	2,655	(1,258)	263,158	-
Commercial mortgage pass-through securities	8,886	202	(293)	8,795	-
Obligations of U.S. states and political subdivisions	133,722	2,695	(29)	136,388	-
Corporate bonds and notes	11,459	162	-	11,621	-
Asset-backed securities	2,874	10	(4)	2,880	-
Certificates of deposit	150	1	-	151	-
Other securities	167	-	-	167	-
Total securities available-for-sale	$453,668	$6,922	$(1,657)	$458,933	$-

December 31, 2020
Securities available-for-sale
Federal agency obligations	$37,015	$1,508	$(65)	$38,458	N/A
Residential mortgage pass-through securities	266,114	4,811	(41)	270,884	N/A
Commercial mortgage pass-through securities	6,906	203	(187)	6,922	N/A
Obligations of U.S. states and political subdivisions	138,539	4,269	-	142,808	N/A
Corporate bonds and notes	24,925	222	(52)	25,095	N/A
Asset-backed securities	3,521	-	(41)	3,480	N/A
Certificates of deposit	149	2	-	151	N/A
Other securities	157	-	-	157	N/A
Total securities available-for-sale	$477,326	$11,015	$(386)	$487,955	N/A

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Securities Available-for-Sale – (continued)

Investment securities having a carrying value of approximately $178.0 million and $107.6 million as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of June 30, 2021, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	June 30, 2021
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$5,614	$5,637
Due after one year through five years	11,193	11,353
Due after five years through ten years	10,915	11,226
Due after ten years	155,132	158,597
Residential mortgage pass-through securities	261,761	263,158
Commercial mortgage pass-through securities	8,886	8,795
Other securities	167	167
Total securities available-for-sale	$453,668	$458,933

Gross gains and losses from the sales and redemptions of securities for periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)
	2021	2020	2021	2020
Proceeds	$5,185	$-	$5,185	$19,624

Gross gains on sales/redemption of securities	195	-	195	29
Gross losses on sales/redemptions of securities	-	-	-	-
Net gain on sales/redemptions of securities	195	-	195	29
Less: tax provision on net gain	(48)	-	(48)	(6)
Net gain on sales/redemptions of securities, after tax	$147	$-	$147	$23

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Securities Available-for-Sale – (continued)

Impairment Analysis of Available-for-sale Debt Securities

The following tables indicate gross unrealized losses for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligations	$1,565	$(73)	$1,565	$(73)	$-	$-
Residential mortgage pass-through securities	142,615	(1,258)	142,615	(1,258)	-	-
Commercial mortgage pass-through securities	4,542	(293)	4,542	(293)	-	-
Obligations of U.S. states and political subdivisions	28,654	(29)	28,654	(29)	-	-
Corporate bonds and notes	-	-	-	-	-	-
Asset-backed securities	567	(4)	-	-	567	(4)
Total temporarily impaired securities	$177,943	$(1,657)	$177,376	$(1,653)	$567	$(4)

	December 31, 2020
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligations	$8,978	$(65)	$8,975	$(65)	$3	$-
Residential mortgage pass-through securities	20,895	(41)	20,886	(41)	9	-
Commercial mortgage pass-through securities	3,954	(187)	3,954	(187)	-	-
Corporate bonds and notes	3,928	(52)	3,928	(52)	-	-
Asset-backed securities	3,083	(41)	622	-	2,461	(41)
Total Temporarily Impaired Securities	$40,838	$(386)	$38,365	$(345)	$2,473	$(41)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Securities Available-for-Sale – (continued)

On January 1, 2021, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of June 30, 2021. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of June 30, 2021 and December 31, 2020, totaled $1.4 million and $1.7 million, respectively.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of June 30, 2021.

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

Note 4. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps were entered into on April 13, 2017, January 1, 2020 and March 3, 2020 each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. In addition, an interest rate swap was entered into on August 6, 2019, with a notional amount of $50.0 million and was designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2021, December 31, 2020 and June 30, 2020 are presented in the following table.

	June 30,	December 31,	June 30,
	2021	2020	2020
	(dollars in thousands)
Notional amount	$125,000	$175,000	$200,000
Weighted average pay rates	1.66%	1.85%	1.70%
Weighted average receive rates	0.27%	0.92%	1.37%
Weighted average maturity	0.5 years	0.8 years	1.2 years
Fair value	$(922)	$(2,119)	$(3,277)

Interest expense recorded on these swap transactions totaled approximately $584 thousand and $1.2 million during the three and six months ended June 30, 2021, respectively, compared to $318 thousand and $311 thousand during the three and six months ended June 30, 2020, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Three Months Ended June 30, 2021
	Amount of (loss)	Amount of loss	Amount of gain
	gain recognized	(gain) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(42)	$584	$-

Three Months Ended June 30, 2020
	Amount of (loss)	Amount of loss	Amount of gain
	gain recognized	(gain) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(566)	$318	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Derivatives – (continued)

Six Months Ended June 30, 2021
	Amount of (loss)	Amount of loss	Amount of gain
	gain recognized	(gain) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(18)	$1,215	$-

Six Months Ended June 30, 2020
	Amount of (loss)	Amount of loss	Amount of gain
	gain recognized	(gain) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(3,315)	$311	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in liabilities	$125,000	$(922)	$175,000	$(2,119)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable - As of and prior to December 31, 2020, loans receivable were accounted for under the incurred loss model. As of January 1, 2021, portfolio loans are accounted for under the expected loss model. Accordingly, some of the information presented is not comparable from period to period. See Note 1b. “Authoritative Accounting Guidance - Adoption of New Accounting Standards” for additional information. The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Commercial (1)	$1,402,697	$1,521,967
Commercial real estate	4,138,518	3,783,550
Commercial construction	587,121	617,747
Residential real estate	286,907	322,564
Consumer	6,355	1,853
Gross loans	6,421,598	6,247,681
Net deferred loan fees	(13,694)	(11,374)
Total loans receivable	$6,407,904	$6,236,307

(1)	Included in commercial loans as of June 30, 2021 and December 31, 2020 were PPP loans of $326.8 million and $397.5 million, respectively.

As of June 30, 2021 and December 31, 2020, loan balances of approximately $2.7, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Commercial real estate	$5,298	$1,990
Residential real estate	861	2,720
Total carrying amount	$6,159	$4,710

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL as of June 30, 2021 and nonaccrual loans without an ACL as of June 30, 2021:

	Nonaccrual Loans with an ACL	Nonaccrual loans without an ACL	Total
	(dollars in thousands)
Commercial	$28,009	$3,074	$31,083
Commercial real estate	2,722	13,283	16,005
Commercial construction	2,934	1,831	4,765
Residential real estate	-	4,360	4,360
Consumer	-	-
Total	$33,665	$22,548	$56,213

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. As of June 30, 2021, our loans based on year of origination and risk designation is as follows (dollars in thousands):

	Term loans amortized cost basis by origination year						Resolving	Total Gross
	2021	2020	2019	2018	2017	Prior	Loans	Loans
Commercial
Pass	$324,543	$185,027	$64,057	$69,430	$99,833	$123,799	$466,262	$1,332,951
Special mention	-	-	225	258	5,655	4,235	15,653	26,026
Substandard	182	-	1,791	13,072	4,111	21,255	3,250	43,661
Doubtful	-	-	-	59	-	-	-	59
Total Commercial	$324,725	$185,027	$66,073	$82,819	$109,599	$149,289	$485,165	$1,402,697

Commercial Real Estate
Pass	$741,267	$601,375	$460,081	$529,053	$541,823	$1,012,888	$141,776	$4,028,263
Special mention	-	-	3,375	19,360	4,364	29,160	15,454	71,713
Substandard	1,969	-	659	1,473	2,722	31,719	-	38,542
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$743,236	$601,375	$464,115	$549,886	$548,909	$1,073,767	$157,230	$4,138,518

Commercial Construction
Pass	$1,405	$7,506	$37,715	$3,678	$3,981	$490	$510,227	$565,002
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	22,119	22,119
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$1,405	$7,506	$37,715	$3,678	$3,981	$490	$532,346	$587,121

Residential Real Estate
Pass	$10,420	$34,493	$27,090	$32,888	$37,296	$83,096	$48,515	$273,798
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	203	-	9,101	3,805	13,109
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$10,420	$34,493	$27,090	$33,091	$37,296	$92,197	$52,320	$286,907

Consumer
Pass	$-	$107	$54	$32	$41	$5,989	$132	$6,355
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$-	$107	$54	$32	$41	$5,989	$132	$6,355

Total
Pass	$1,077,635	$828,508	$588,997	$635,081	$682,974	$1,226,262	$1,166,912	$6,206,369
Special mention	-	-	3,600	19,618	10,019	33,395	31,107	97,739
Substandard	2,151	-	2,450	14,748	6,833	62,075	29,174	117,431
Doubtful	-	-	-	59	-	-	-	59
Grand Total	$1,079,786	$828,508	$595,047	$669,506	$699,826	$1,321,732	$1,227,193	$6,421,598

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

The following table presents collateral dependent loans individually evaluated for impairment as of June 30, 2021:

	June 30, 2021

	Real
	Estate	Other	Total
	(dollars in thousands)
Commercial	$6,598	$26,166	$32,764
Commercial real estate	35,802	-	35,802
Commercial construction	16,389	-	16,389
Residential real estate	10,647	-	10,647
Consumer	-	-	-
Total	$69,436	$26,166	$95,602

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Impaired loans - Impaired loans disclosures presented below as of December 31, 2020 and as of and for the three and six months ended June 30, 2020 represent requirements prior to the adoption of CECL on January 1, 2021.

The following table provides an analysis of the impaired loans by class as of the year ended December 31, 2020:

	December 31, 2020
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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by class as of and for the three months and six months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans (no allowance)

Commercial	$35,813	$91	$36,127	$185
Commercial real estate	15,415	82	15,352	155
Commercial construction	17,719	87	17,545	171
Residential real estate	3,500	-	3,308	-

Total	$72,447	$260	$72,332	$511

Impaired loans (allowance):

Commercial real estate	$-	$-	$-	$-
Commercial construction	6,463	-	6,463	-
Residential real estate	262	1	262	3

Total	$6,725	$1	$6,725	$3

Total impaired loans:
Commercial	$35,813	$91	$36,127	$185
Commercial real estate	15,415	82	15,352	155
Commercial construction	24,182	87	24,008	171
Residential real estate	3,762	1	3,570	3

Total	$79,172	$261	$79,057	$514

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$297	$-	$4,588	$31,083	$35,968	$1,366,729	$1,402,697
Commercial real Estate	-	-	7,607	16,005	23,612	4,114,906	4,138,518
Commercial construction	-	-	3,221	4,765	7,986	579,135	587,121
Residential real Estate	210	99	4,238	4,360	8,907	278,000	286,907
Consumer	2	-	-	-	2	6,353	6,355
Total	$509	$99	$19,654	$56,213	$76,475	$6,345,123	$6,421,598

Included in the 90 days or greater past due and still accruing category as of June 30, 2021 were $16.4 million in purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

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

The 90 days or greater past due and still accruing category as of December 31, 2020 were purchased credit-impaired loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the ACL that are allocated to each loan portfolio segment:

	June 30, 2021
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Total
	(dollars in thousands)
ACL
Individually evaluated for impairment	$15,618	$1,485	$434	$349	$-	$17,886
Collectively evaluated for impairment	7,673	39,553	4,493	3,863	9	55,591
Acquired with deteriorated credit quality individually analyzed	2,276	2,777	-	154	-	5,207
Total	$25,567	$43,815	$4,927	$4,366	$9	$78,684

Gross loans
Individually evaluated for impairment	$33,473	$28,197	$16,389	$6,408	$-	$84,467
Collectively evaluated for impairment	1,364,019	4,102,715	570,732	276,260	6,355	6,320,081
Acquired with deteriorated credit quality individually analyzed	5,205	7,606	-	4,239	-	17,050
Total	$1,402,697	$4,138,518	$587,121	$286,907	$6,355	$6,421,598

	December 31, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$12,985	$1,329	$-	$-	$-	$-	$14,314
Collectively evaluated for impairment	15,412	33,373	7,787	1,928	4	568	59,072
Acquired portfolio	46	4,628	407	759	-	-	5,840
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

Gross loans
Individually evaluated for impairment	$35,061	$15,827	$24,284	$5,378	$-		$80,550
Collectively evaluated for impairment	1,414,626	2,959,978	574,118	241,925	1,627		5,192,274
Acquired portfolio	68,402	802,190	19,345	71,177	226		961,340
Acquired with deteriorated credit quality	3,878	5,555	-	4,084	-		13,517
Total	$1,521,967	$3,783,550	$617,747	$322,564	$1,853		$6,247,681

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three months ended and six months ended June 30, 2021 is summarized in the table below. The CECL Day 1 row presents adjustments recorded through retained earnings to adopt the CECL standard and the increase to the ACL for loans associated with nonaccretable purchase accounting marks on loans that were classified as PCI as of December 31, 2020.

	Three Months Ended June 30, 2021
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of March 31, 2021	$26,435	$43,897	$5,521	$4,704	$11	$-	$80,568

Charge-offs	(50)	(155)	-	(7)	-	-	(212)

Recoveries	13	-	-	-	1	-	14

(Reversal of) provision for credit losses - loans	(831)	73	(594)	(331)	(3)	-	(1,686)
Balance as of June 30, 2021	$25,567	$43,815	$4,927	$4,366	$9	$-	$78,684

	Six Months Ended June 30, 2021
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2020	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

Day 1 effect of CECL	(4,225)	9,605	(961)	2,697	9	(568)	6,557

Balance as of January 1, 2021 as adjusted for changes in accounting principle	24,218	48,935	7,233	5,384	13	-	85,783

Charge-offs	(50)	(155)	-	(7)	-	-	(212)

Recoveries	73	-	-	-	2	-	75

Provision for (reversal of) credit losses - loans	1,326	(4,965)	(2,306)	(1,011)	(6)	-	(6,962)
Balance as of June 30, 2021	$25,567	$43,815	$4,927	$4,366	$9	$-	$78,684

On January 1, 2021, the Company adopted CECL, which replaced the incurred loss method we used in prior periods for determining the provision for credit losses and the ACL. Under CECL, we record an expected loss of all cash flows we do not expect to collect at the inception of the loan. The adoption of CECL resulted in an increase in our ACL for loans of $6.6 million, which did not impact our consolidated income statement. We recorded a reversal of credit losses for loans of $1.7 million and $7.0 million during the three and six months ended June 30, 2021, respectively, utilizing the CECL methodology, which was the result of an improved macroeconomic environment from January 1, 2021, the day of adoption.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

	Three Months Ended June 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of March 31, 2020	$9,058	$22,036	$7,819	$1,681	$3	$13,572	$54,169

Charge-offs	(380)	-	-	(69)	-	-	(449)

Recoveries	2	2	-	-	-	-	4

Provision for credit losses - loans	665	617	207	78	2	13,431	15,000

Balance as of June 30, 2020	$9,345	$22,655	$8,026	$1,690	$5	$27,003	$68,724

	Six Months Ended June 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2019	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Charge-offs	(504)	-	-	(69)	(3)	-	(576)

Recoveries	2	2	-	3	-	-	7

Provision	1,498	1,800	722	71	5	26,904	31,000

Balance as of June 30, 2020	$9,345	$22,655	$8,026	$1,690	$5	$27,003	$68,724

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

As of June 30, 2021, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of June 30, 2021, TDRs totaled $62.4 million, of which $29.4 million were on nonaccrual status and $33.0 million were performing under their restructured terms. As of December 31, 2020, TDRs totaled $49.4 million, of which $25.7 million were on nonaccrual status and $23.7 million were performing under their restructured terms. The Company has allocated $9.2 million and $47 thousand of specific allowance related to TDRs for the six months ended June 30, 2021 and June 30, 2020, respectively.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2021:

		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
Troubled debt restructurings:	(dollars in thousands)
Commercial	3	$631	$631
Commercial real estate	3	8,603	8,603
Commercial construction	1	1,641	1,641
Residential real estate	3	1,758	1,758
Total	10	$12,633	$12,633

The ten loans modified as TDRs during the six months ended June 30, 2021 included nine (9) maturity extensions and, one commercial real estate loan which was a recast of a nonaccrual credit.

There were no loans modified as TDRs during the six months ended June 30, 2020. There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended and six months ended June 30, 2021 and June 30, 2020.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Additionally, the statement allows for the Company to extend deferrals for an additional term at the option of the Company. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans would not be considered TDR’s if they were performing at year-end 2019, and the other conditions set forth in the interagency statement were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end 2019. As of June 30, 2021, the Bank had 79 deferred loans totaling approximately $100 million, compared to 113 deferred loans totaling approximately $207 million as of December 31, 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table sets forth the composition of these loans by loan segments as of June 30, 2021:

		Unpaid
	Number of Loans	Principal Balance
	(dollars in thousands)
Commercial	59	$17,260
Commercial real estate	20	82,760
Total	79	$100,020

As of June 30, 2021, there were no deferred loans that were delinquent or on nonaccrual status. As of June 30, 2021, $62.0 million of deferred loans were risk rated “special mention” or worse. The Company evaluates its deferred loans after the initial deferral period and will either return the deferred loan to its original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.

ACL for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the (reversal of) provision for credit losses on the Company’s income statement. The following table presents the ACL for unfunded commitments for the three and six months ended June 30, 2021 (dollars in thousands):

Three Months Ended
June 30, 2021

Balance as of beginning of period	$2,343
Provision for credit losses - unfunded commitments	37
Balance as of end of period	$2,380

Six Months Ended
June 30, 2021

Balance as of beginning of period	$-
Day 1 Effect of CECL	2,833
Reversal of credit losses - unfunded commitments	(453)
Balance as of end of period	$2,380

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the (reversal of) provision for credit losses for the three and six months ended June 30, 2021 (dollars in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

(Reversal of) provision for credit losses - loans	$(1,686)	$(6,962)
(Reversal of) provision for credit losses - unfunded commitments	37	(453)
(Reversal of) provision for credit losses	$(1,649)	$(7,415)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2021 and December 31, 2020 are as follows:

		June 30, 2021
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$35,773	$-	$35,773	$-
Residential mortgage pass-through securities	263,158	-	263,158	-
Commercial mortgage pass-through securities	8,795	-	8,795	-
Obligations of U.S. states and political subdivision	136,388	-	127,683	8,705
Corporate bonds and notes	11,621	-	11,621	-
Asset-backed securities	2,880	-	2,880	-
Certificates of deposit	151	-	151	-
Other securities	167	167	-	-
Total available-for-sale	$458,933	$167	$450,061	$8,705

Equity securities	13,223	11,243	1,980	-
Total assets	$472,156	$11,410	$452,041	$8,705

Liabilities
Derivatives	$(922)	$-	$(922)	$-
Total liabilities	$(922)	$-	$(922)	$-

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2021 and during the year ended December 31, 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of June 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	June 30,	Assets	Inputs	Inputs
basis:	2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans:		(dollars in thousands)
Commercial	$12,928	$-	$-	$12,928
Commercial real estate	1,902	-	-	1,902
Commercial construction	2,500	-	-	2,500
Residential real estate	2,033	-	-	2,033

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	December 31,	Assets	Inputs	Inputs
basis:	2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial	$10,751	$-	$-	$10,751
Commercial real estate	1,393	-	-	1,393

Collateral dependent loans – Collateral dependent loans as of June 30, 2021 that required a valuation allowance were $40.0 million with a related valuation allowance of $20.6 million compared to $26.5 million with a related valuation allowance of $14.3 million as of December 31, 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and for the year ended December 31, 2020:

Municipal
Securities
(dollars in thousands)
Balance as of December 31, 2020	$8,844
Principal paydowns	(139)
Balance as of June 30, 2021	$8,705

Municipal
Securities
(dollars in thousands)
Balance as of December 31, 2019	$9,114
Principal paydowns	(270)
Balance as of December 31, 2020	$8,844

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2021
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:	(dollars in thousands)
Municipal securities	$8,705	Discounted cash flows	Discount rate	2.9%

December 31, 2020
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:	(dollars in thousands)
Municipal securities	$8,844	Discounted cash flows	Discount rate	2.9%

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

June 30, 2021

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighted average)
Collateral dependent:
Commercial	$750	Appraisals of collateral value	Comparable sales	0% - 5% (2%)

Commercial	$12,178	Market approach (100)	Average transfer price as a price to unpaid principal balance	48 – 53 (49)

Commercial real estate	$1,902	Appraisals of collateral value	Comparable sales	0% - 25% (8%)

Construction	$2,500	Appraisals of collateral value	Comparable sales	15%

Residential	$2,033	Appraisals of collateral value	Comparable sales	1% - 15% (6%)

December 31, 2020

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Impaired loans:
Commercial	$10,524	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48 - 53 (49)

Commercial	$227	Appraisals of collateral value	Adjustment for comparable sales	1% to +5% (+2%)

Commercial real estate	$1,393	Appraisals of collateral value	Adjustment for comparable sales	-25% to +20% (-8%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2021 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2021 and December 31, 2020:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
June 30, 2021
Financial assets:
Cash and due from banks	$349,417	$349,417	$349,417	$-	$-
Securities available-for-sale	458,933	458,933	167	450,061	8,705
Investment in restricted stocks	22,563	n/a	n/a	n/a	n/a
Equity securities	13,223	13,223	11,243	1,980	-
Net loans	6,329,220	6,391,465	-	-	6,391,465
Accrued interest receivable	34,001	34,001	-	1,444	32,557

Financial liabilities:
Noninterest-bearing deposits	1,485,952	1,485,952	1,485,952	-	-
Interest-bearing deposits	4,706,561	4,710,337	3,404,754	1,305,583	-
Borrowings	353,462	355,783	-	355,783	-
Subordinated debentures	152,800	164,757	-	164,757	-
Derivatives	922	922	-	922	-
Accrued interest payable	3,083	3,083	-	3,083	-

December 31, 2020
Financial assets:
Cash and due from banks	$303,756	$303,756	$303,756	$-	$-
Investment securities available-for-sale	487,955	487,955	157	478,954	8,844
Restricted investment in bank stocks	25,099	n/a	n/a	n/a	n/a
Equity securities	13,387	13,387	13,387	-	-
Net loans	6,157,081	6,244,037	-	-	6,244,037
Accrued interest receivable	35,317	35,317	-	1,764	33,553

Financial liabilities:
Noninterest-bearing deposits	1,339,108	1,339,108	1,339,108	-	-
Interest-bearing deposits	4,620,116	4,633,961	3,155,983	1,477,978	-
Borrowings	425,954	429,671	-	429,671	-
Subordinated debentures	202,648	214,113	-	214,113	-
Derivatives	2,119	2,119	-	2,119	-
Accrued interest payable	3,687	3,687	-	3,687	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line item in the Statement Where Net Income is Presented
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Sale of investment securities	$195	$-	$195	$29	Net gains on sale of securities available-for-saleavailable Income tax expense
available for sale	(48)	-	(48)	(6)
	147	-	147	23

Net interest income on swaps	$(584)	$(318)	$(1,215)	$(311)	Borrowings
	165	71	342	69	Income tax expense
	(419)	(247)	(873)	(242)

Amortization of pension plan net	(75)	(76)	(150)	(151)	Other components of net periodic pension expense
actuarial losses	22	21	42	42	Income tax benefit
	(53)	(55)	(108)	(109)

Total reclassification	$(325)	$(302)	$(834)	$(328)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Comprehensive Income – (continued)

Accumulated other comprehensive income (loss) as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$3,907	$7,859
Cash flow hedge, net of tax	(663)	(1,520)
Defined benefit pension and post-retirement plans, net of tax	(3,434)	(3,542)
Total	$(190)	$2,797

Note 8. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2021. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2021 are approximately 332,628. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock, options and restricted stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year or upon a change in control. The options generally expire ten years from the date of grant. Restricted stock granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change in control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options, performance units and restricted stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and six months ended June 30, 2021 was $1.0 million and $2.0 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2020 was $0.7 million and $1.2 million, respectively.

Activity in the Company’s options for the six months ended June 30, 2021 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	38,013	$9.03
Granted	-	-
Exercised	(5,449)	8.34
Forfeited/cancelled/expired	-	-
Outstanding as of June 30, 2021	32,564	$9.15	1.0	$554,374

Exercisable as of June 30, 2021	32,564	$9.15	1.0	$554,374

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Stock Based Compensation – (continued)

Activity in the Company’s restricted shares for the six months ended June 30, 2021 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2020	113,114	$18.15
Granted	49,590	25.32
Vested	(64,149)	16.95
Forfeited/cancelled/expired	(1,608)	24.11
Nonvested June 30, 2021	96,947	$22.51

As of June 30, 2021, there was approximately $1.8 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.4 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned as of December 31, 2020	147,636		$17.29
Awarded	37,543		25.24
Change in estimate	17,818		20.79
Vested shares	(29,421)		31.35
Unearned as of June 30, 2021	173,576	233,638	$16.99

As of June 30, 2021, the specific number of shares related to performance units that were expected to vest was 173,576, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of June 30, 2021 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 233,638. During the six months ended June 30, 2021, 29,421 shares vested. A total of 14,710 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the six months ended June 30, 2021 were 14,711 shares. As of June 30, 2021, compensation cost of approximately $1.7 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned as of December 31, 2020	169,313	$14.07
Awarded	45,027	25.24
Vested shares	(68,916)	16.29
Unearned as of June 30, 2021	145,424	$16.48

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the six months ended June 30, 2021, 68,916 shares vested. A total of 34,458 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the six months ended June 30, 2021 were 34,458 shares. As of June 30, 2021, compensation cost of approximately $2.0 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2021	2020
	(dollars in thousands)
Service cost	$-	$-
Interest cost	71	91	Other components of net periodic pension expense

Expected return on plan assets	(213)	(196)	Other components of net periodic pension expense
Net amortization	75	76	Other components of net periodic pension expense

Total periodic pension income	$(67)	$(29)

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2021	2020
	(dollars in thousands)
Service cost	$-	$-
Interest cost	142	182	Other components of net periodic pension expense

Expected return on plan assets	(426)	(392)	Other components of net periodic pension expense
Net amortization	150	151	Other components of net periodic pension expense

Total periodic pension income	$(134)	$(59)

Contributions

The Company did not contribute to the Pension Trust during the six months ended June 30, 2021. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2021. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$353,462	0.97%	$425,954	1.07%

By remaining period to maturity:
Less than 1 year	$268,420	0.93%	$297,570	0.84%
1 year through less than 2 years	57,368	1.24%	75,644	1.42%
2 years through less than 3 years	-	-	50,000	1.84%
3 years through less than 4 years	25,000	1.00%	-	-
4 years through 5 years	2,050	2.23%	-	-
After 5 years	744	2.41%	2,824	2.42%
Total FHLB borrowings	353,582	0.97%	426,038	1.07%
Fair value premium (discount)	(120)		(84)
FHLB borrowings, net	$353,462		$425,954

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances as of June 30, 2021 were primarily collateralized by approximately $2.0 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. As of June 30, 2021 the Company had remaining borrowing capacity of approximately $1.2 billion at FHLB.

Note 11. Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of June 30, 2021 was 3.04%.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of June 30, 2021 and December 31, 2020.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$ 5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

Note 11. Subordinated Debentures – (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2021 and December 31, 2020. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the ACL, the other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the evaluation of deferred tax assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

Allowance for Credit Losses and Related Provision: The ACL represents management’s estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial asset(s). Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgment and the use of estimates including reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

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

The ACL is established through a provision for credit losses charged to expense. Management believes that the current ACL will be adequate to absorb current expected credit losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan segment and the resulting credit loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the ACL may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 5 of the Notes to Consolidated Financial Statements.

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

Impact of COVID-19

COVID-19 continues to impact the Company’s operations and financial results, as well as those of our customers. In response to the COVID-19 pandemic, the Company continued to offer temporary relief to effected customers, deferring either their full loan payment, the principal component or the interest component of their loan payment for an initial period of time ranging from 30 to 120 days. As of June 30, 2021, the Company has 79 deferred loans with a total outstanding loan balance of $100.0 million. As provided for under the CARES act, these short-term deferrals are not considered troubled debt restructurings, provided that the modification is related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019 or the date of the deferral, and executed between March 1, 2020 and January 1, 2022, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company was an active participant in assisting its customers with applications for resources through the program. PPP loans originated prior to June 5, 2020 have a two-year term, which may be extended to five years with the consent of the Company, and those originated on or after June 5, 2020 have a five year term, and the loans bear interest at 1%, along with an origination fee payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, PPP loans were $326.8 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and, as such, the Company has not included the PPP loans in calculation of the ACL as of June 30, 2021. Should those circumstances change, the Company could be required to establish additional provisions for credit loss expense charged to earnings.

Operating Results Overview

Net income for the three months ended June 30, 2021 was $32.2 million, compared to $14.8 million for the comparable three-month period ended June 30, 2020. The Company’s diluted earnings per share were $0.81 for the three months ended June 30, 2021, compared with diluted earnings per share of $0.37 for the comparable three-month period ended June 30, 2020. The increase in net income and diluted earnings per share was attributable to a decrease in provision for credit losses of $16.6 million, a decrease in noninterest expenses of $6.8 million, and an increase in net interest income of $2.2 million, offset by an increase in income tax expense of $8.1 million. The decrease in provision for credit losses was due to the impact of an improved economic outlook on the current expected credit losses (“CECL”) accounting standard, compared with a $15.0 million provision in the second quarter of 2020.

Net income for the six months ended June 30, 2021 was $65.2 million compared to $20.9 million for the comparable six-month period ended June 30, 2020. The Company’s diluted earnings per share were $1.63 for the six months ended June 30, 2021, compared with diluted earnings per share of $0.52 for the comparable six-month period ended June 30, 2020. The increase in net income and diluted earnings per share was primarily attributable to a decrease in provision for credit losses of $38.4 million, a decrease in noninterest expenses of $15.4 million, and an increase in net interest income of $8.1 million, offset by an increase in income tax expense of $18.0 million. The decrease in provision for loan losses was due to the impact of an improved economic outlook on the CECL accounting standard, compared with a $31.0 million provision in the six months ended June 30, 2020.

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

Fully taxable equivalent net interest income for the three months ended June 30, 2021 increased by $2.2 million, or 3.5%, from the comparable three-month period ended June 30, 2020. The increase from the second quarter of 2020 resulted primarily from a 16 basis-point widening of the net interest margin to 3.60% from 3.44%, offset by a 1.5% decrease in average interest-earning assets, largely due to higher levels of PPP originations during the second quarter of 2020.  The widening of the net interest margin resulted from a 53 basis-point reduction in the cost of interest-bearing liabilities, partially offset by a 27 basis-point reduction in the yield on average interest-earning assets.

Fully taxable equivalent net interest income for the six months ended June 30, 2021 increased by $8.0 million, or 6.8%, from the comparable six-month period ended June 30, 2020, resulting from an increase in average interest-earning assets of 2.4%, largely due to PPP originations, and a 16 basis-point widening of the net interest margin to 3.58% from 3.42%. The widening of the net interest margin resulted from a 64 basis-point reduction in the cost of interest-bearing liabilities, partially offset by a 37 basis-point reduction in the yield on average interest-earning assets.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2021 and 2020, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$444,461	$1,765	1.59%	$443,282	$2,531	2.30%
Total loans (2) (3) (4)	6,252,212	71,348	4.58	6,332,503	76,088	4.83
Federal funds sold and interest-bearing deposits with banks	341,885	84	0.10	357,758	79	0.09
Restricted investment in bank stocks	21,407	263	4.93	31,002	442	5.73
Total interest-earning assets	7,059,965	73,460	4.17	7,164,545	79,140	4.44
Allowance for credit losses	(80,548)			(53,502)
Other noninterest-earning assets	587,259			573,360
Total assets	$7,566,676			$7,684,403

Interest-bearing liabilities:
Time deposits	$1,324,510	$3,963	1.20	$1,905,165	$9,586	2.02
Other interest-bearing deposits	3,320,400	2,461	0.30	2,639,052	4,011	0.61
Total interest-bearing deposits	4,644,910	6,424	0.55	4,544,217	13,597	1.20

Borrowings	331,633	1,419	1.72	798,648	2,235	1.13
Subordinated debentures, net of capitalized costs	152,750	2,168	5.69	141,904	2,021	5.73
Capital lease obligation	2,066	31	6.02	2,257	34	6.06
Total interest-bearing liabilities	5,131,359	10,042	0.78	5,487,026	17,887	1.31

Noninterest-bearing demand deposits	1,432,707			1,277,428
Other liabilities	50,591			51,153
Total noninterest-bearing liabilities	1,483,298			1,328,581
Stockholders’ equity	952,019			868,796
Total liabilities and stockholders’ equity	$7,566,676			$7,684,403
Net interest income (tax-equivalent basis)		63,418			61,253
Net interest spread (5)			3.39			3.13
Net interest margin (6)			3.60			3.44
Tax-equivalent adjustment		(409)			(463)
Net interest income		$63,009			$60,790

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$458,741	$3,823	1.68%	$447,764	$5,626	2.53%
Total loans (2) (3) (4)	6,249,630	142,031	4.58	6,144,486	149,308	4.89
Federal funds sold and interest-bearing deposits with banks	305,911	133	0.09	253,093	578	0.46
Restricted investment in bank stocks	22,111	519	4.73	29,159	842	5.81
Total interest-earning assets	7,036,393	146,506	4.20	6,874,502	156,354	4.57
Allowance for credit losses	(81,045)			(46,240)
Other noninterest-earning assets	580,210			566,950
Total assets	$7,535,558			$7,395,212
Interest-bearing liabilities:
Time deposits	$1,373,133	$9,113	1.34	$1,933,939	$19,957	2.08
Other interest-bearing deposits	3,273,337	4,896	0.30	2,649,903	10,852	0.82
Total interest-bearing deposits	4,646,470	14,009	0.61	4,583,842	30,809	1.35

Borrowings	353,451	3,093	1.77	637,885	4,587	1.45
Subordinated debentures, net of capitalized costs	153,541	4,335	5.69	135,409	3,855	5.73
Capital lease obligation	2,091	63	6.08	2,280	69	6.09
Total interest-bearing liabilities	5,155,553	21,500	0.84	5,359,416	39,320	1.48

Noninterest-bearing demand deposits	1,390,878			1,116,393
Other liabilities	49,031			52,887
Total noninterest-bearing liabilities	1,439,909			1,169,280
Stockholders’ equity	940,096			866,516
Total liabilities and stockholders’ equity	$7,535,558			$7,395,212
Net interest income (tax-equivalent basis)		125,006			117,034
Net interest spread (5)			3.36			3.09
Net interest margin (6)			3.58			3.42
Tax-equivalent adjustment		(834)			(963)
Net interest income		$124,172			$116,071

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $4.5 million for the three months ended June 30, 2021, compared with $4.6 million for the comparable three-month period ended June 30, 2020. Included in noninterest income for the three months ended June 30, 2021 and June 30, 2020 were $0.7 million and $2.3 million, respectively, of PPP loan referral fee income generated by BoeFly. Also included in noninterest income for the three months ended June 30, 2021 was a $0.2 million gain on sale/redemption of investment securities. Excluding these items, noninterest income increased $1.2 million when compared to the comparable three-month period ended June 30, 2020. The increase was primarily attributable to increases in net gains on loans held-for-sale of $0.6 million and increases in deposit, loan and other income of $0.6 million, which includes a $0.3 million increase in BoeFly core revenue.

Noninterest income totaled $7.9 million for the six months ended June 30, 2021, compared with $7.5 million for the comparable six-month period ended June 30, 2020. Included in noninterest income for the six months ended June 30, 2021 and June 30, 2020 were $0.7 million and $2.3 million, respectively, of PPP loan referral fee income generated by BoeFly. Also included in noninterest income for the six months ended June 30, 2021 was $0.7 million on a gain on sale of branches and a $0.2 million gain on sale/redemption of investment securities. Excluding these items, noninterest income increased $1.1 million when compared to the comparable six-month period ended June 30, 2020. The increase was primarily attributable to increases in net gains on loans held-for-sale of $0.9 million, increases in deposit, loan and other income of $0.4 million, and an increase in income on bank owned life insurance of $0.2 million, offset by a decrease in net gains on equity securities of $0.4 million.

Noninterest Expenses

Noninterest expenses totaled $26.3 million for the three months ended June 30, 2021, compared with $33.1 million for the comparable three-month period ended June 30, 2020. Included in noninterest expenses for the three months ended June 30, 2020 were $5.1 million in merger and restructuring expenses and $2.3 million in expenses related to the BoeFly acquisition. Excluding these items, noninterest expenses increased $0.7 million when compared to the comparable three-month period ended June 30, 2020. The increase was primarily attributable to increases in salaries and employee benefits of $0.8 million, increases in professional and consulting expenses of $0.4 million and increases in other expenses of $0.2 million, partially offset by decreases in FDIC insurance expense of $0.5 million, decreases in marketing and advertising of $0.1 million and decreases in amortization of core deposit intangibles of $0.1 million.

Noninterest expenses totaled $52.7 million for the six months ended June 30, 2021, compared with $68.1 million for the comparable six-month period ended June 30, 2020. Included in noninterest expenses for the six months ended June 30, 2020 were $14.6 million in merger and restructuring expenses and $2.3 million in expenses related to the BoeFly acquisition. Excluding these items, noninterest expenses increased $1.6 million when compared to the comparable six-month period ended June 30, 2020. The increase was primarily attributable to increases in salaries and employee benefits of $1.8 million and increases in professional and consulting expenses of $0.8 million, partially offset by decreases in FDIC insurance expense of $0.4 million, decreases in amortization of core deposit intangibles of $0.3 million and decreases in marketing and advertising of $0.2 million.

Income Taxes

Income tax expense was $10.7 million for the three months ended June 30, 2021, compared to $2.5 million for the comparable three-month period ended June 30, 2020. The increase in income tax expense was the result of higher income before taxes. The effective tax rate for the three months ended June 30, 2021 and June 30, 2020 was 24.8% and 14.5%, respectively. The higher effective tax rate during the second quarter 2021 when compared to the second quarter of 2020 resulted from a lower proportion of income from non-taxable sources.

Income tax expense was $21.5 million for the six months ended June 30, 2021, compared to $3.6 million for comparable six-month period ended June 30, 2020. The increase in income tax expense was the result of higher income before taxes. The effective tax rate for the six months ended June 30, 2021 was 24.8% versus 14.6% for the prior-year period. The higher effective tax rate during the first half of 2021 when compared to the first half of 2020 resulted from a lower proportion of income from non-taxable sources.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

	June 30, 2021		December 31, 2020		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial (1)	$1,402,697	21.8%	$1,521,967	24.4%	$(119,270)
Commercial real estate	4,138,518	64.5	3,783,550	60.6	354,968
Commercial construction	587,121	9.1	617,747	9.8	(30,626)
Residential real estate	286,907	4.5	322,564	5.1	(35,657)
Consumer	6,355	0.1	1,853	0.1	4,502
Gross loans	$6,421,598	100.0%	$6,247,681	100.0%	$173,917

(1)	Included in commercial loans as of June 30, 2021 and December 31, 2020 were PPP loans of $326.8 million and $397.5 million, respectively.

As of June 30, 2021, gross loans totaled $6.4 billion, an increase of $173.9 million, or 2.8%, as compared to December 31, 2020. Net loan growth was primarily attributable to increases in the commercial real estate segment of $355.0 million, offset by decreases in the commercial segment of $119.3 million, which primarily resulted from PPP loan forgiveness, decreases in commercial construction of $30.6 million and decreases in residential real estate of $35.7 million.

Allowance for Credit Losses and Related Provision

As of January 1, 2021, the Company adopted the CECL accounting standard. As of June 30, 2021, the Company’s ACL for loans was $78.7 million, a decrease of $0.5 million from $79.2 million December 31, 2020. The decrease was attributable to a release of credit losses of approximately $7.0 million, offset by an increase in provision of $6.6 million resulting from the “Day 1” effect of the adoption of the CECL accounting.

The (reversal of) provision for credit losses, which includes provision for unfunded commitments, for the three and six months ended June 30, 2021 was $(1.6) million and $(7.4) million, respectively, compared to $15.0 million and $31.0 million, for the three and six months ended June 30, 2020, respectively. The decrease in provision for credit losses was the result of an improved macro-economic outlook as of June 30, 2021 when compared to January 1, 2021, the day the Company adopted CECL. The prior year provision in the three and six months ended June 30, 2020, was primarily due to the significant economic slowdown due to the COVID 19 pandemic.

There were $0.2 million and $0.1 million in net charge-offs for the three and six months ended June 30, 2021, compared with $0.4 million and $0.6 million in net charge-offs for the three and six months ended June 30, 2020 respectively. The ACL as a percentage of loans receivable amounted to 1.23% as of June 30, 2021 compared to 1.27% as of December 31, 2020. Excluding the impact of PPP loans, in the calculation of the ACL as a percentage of loans receivable, the ratio increases to 1.29% as of June 30, 2021, compared to 1.36% as of December 31, 2020 allowance for loan losses. PPP loans do not have allowance for credit losses attributable to them, as they are fully guaranteed by the SBA.

The level of the ACL for the respective periods of 2021 and allowance for loan losses for 2020 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of June 30, 2021 is adequate to cover expected credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL are presented in the following table for the periods indicated.

	Three Months Ended June 30,
	2021	2020(1)
	(dollars in thousands)
Average loans receivable at end of period	$6,248,516	$6,301,174
Analysis of the ACL:
Balance – beginning of period	$80,568	$54,169
Charge-offs:
Commercial	(50)	(380)
Commercial real estate	(155)	-
Residential real estate	(7)	(69)
Total charge-offs	(212)	(449)
Recoveries:
Commercial	13	2
Commercial real estate	-	2
Consumer	1	-
Total recoveries	14	4
Net recoveries (charge-offs)	(198)	(445)
(Reversal of) provision for credit losses (loans)	(1,686)	15,000
Balance - end of period	$78,684	$68,724
Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.01%	0.03%
Loans receivable	$6,407,904	$6,363,267
ACL as a percentage of loans receivable	1.23%	1.08%

	Six Months Ended June 30,
	2021	2020(1)
	(dollars in thousands)
Average loans receivable at end of period	$6,245,665	$6,111,994
Analysis of the ACL:
Balance - beginning of quarter	$79,226	$38,293
CECL Day 1 Adjustment	6,557	-
Balance – January 1, 2021 (as adjusted)	85,783	38,293
Charge-offs:
Commercial	(50)	(504)
Commercial real estate	(155)	-
Residential real estate	(7)	(69)
Consumer	-	(3)
Total charge-offs	(212)	(576)
Recoveries:
Commercial	73	2
Commercial real estate	-	2
Residential real estate	-	3
Consumer	2	-
Total recoveries	75	7
Net recoveries (charge-offs)	(137)	(569)
(Reversal of) provision for credit losses (loans)	(6,962)	31,000
Balance - end of period	$78,684	$68,724
Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.01%	0.02%
Loans receivable	$6,407,904	$6,363,267
ACL as a percentage of loans receivable	1.23%	1.08%

(1)	The ACL for the prior periods was calculated based on the incurred loan loss model.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Nonaccrual loans	$56,213	$61,T696
OREO	-	-
Total nonperforming assets (1)	$56,213	$61,696
Performing TDRs	$33,021	$23,655
Loans 90 days or greater past due and still accruing (non PCD)	$-	$-
Loans 90 days or greater past due and still accruing (PCD)	$19,654	$12,821

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.88%	0.99%
Nonperforming assets to total assets	0.73	0.82
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.70	1.57

Investment Securities

As of June 30, 2021, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended June 30, 2021, average securities increased by $1.2 million to approximately $444.5 million, or 6.3% of average total interest-earning assets, from approximately $443.3 million, or 6.2% of average interest-earning assets, for the comparable period in 2020.

As of June 30, 2021, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $3.9 million as compared with net unrealized gains of $7.9 million as of December 31, 2020. The decrease in unrealized gains is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an ACL for available-for-sale as of June 30, 2021.

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

We currently utilize net interest income (“NII”) simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2021 and December 31, 2020, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of June 30, 2021, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.94%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 6.04%. As of December 31, 2020, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.70%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.18%.

Based on our model, which was run as of June 30, 2021, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 8.60%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.90%. As of December 31, 2020, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.89%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 8.56%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2021, would decline by 1.79% with an instantaneous rate shock of up 200 basis points, and decrease by 1.13% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2020, would decline by 7.76% with an instantaneous rate shock of up 200 basis points, and increase by 5.70% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of June 30, 2021.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$928,870	$(40,743)	(4.20)	+300	$259,628	$10,574	4.25
+200	953,271	(17,342)	(1.79)	+200	256,385	7,331	2.94
+100	964,554	(6,059)	(0.62)	+100	252,839	3,785	1.52
0	970,613	-	0.0	0	249,054	-	0.0
-100	959,676	(10,937)	(1.13)	-100	234,017	(15,037)	(6.04)

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

As of June 30, 2021, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2021, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $724.1 million, which represented 9.4% of total assets and 11.1% of total deposits and borrowings, compared to $697.4 million as of December 31, 2020, which represented 9.2% of total assets and 10.9% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2021, had the ability to borrow $2.0 billion. In addition, as of June 30, 2021, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $3.2 million. As of June 30, 2021, the Bank had aggregate available and unused credit of approximately $1.2 billion, which represents the aforementioned facilities totaling $2.0 billion net of $820.4 million in outstanding borrowings and letters of credit. As of June 30, 2021, outstanding commitments for the Bank to extend credit were approximately $1.1 billion.

Cash and cash equivalents totaled $349.4 million as of June 30, 2021, increasing by $45.7 million from $303.8 million as of December 31, 2020. Operating activities provided $119.5 million in net cash. Investing activities used $174.3 million in net cash, primarily reflecting an increase in loans and securities purchases. Financing activities provided $100.5 million in net cash, primarily reflecting a net increase in deposits of $234.5 million and a decrease in net borrowings of $72.5 million.

Deposits

The following table sets forth the composition of our deposit base by the periods indicated.

	June 30, 2021		December 31, 2020		Amount Increase/ (Decrease)
	Amount	%	Amount	%	2021 vs. 2020
	(dollars in thousands)
Demand, noninterest-bearing	$1,485,952	24.0%	$1,339,108	22.5%	$146,844
Demand, interest-bearing	3,029,469	48.9	2,861,820	48.0	167,649
Savings	375,285	6.1	294,163	4.9	81,122
Time	1,301,807	21.0	1,464,133	24.6	(162,326)
Total deposits	$6,192,513	100.0%	$5,959,224	100.0%	$233,289

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of June 30, 2021 was 3.04%.

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

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”). As of December 31, 2020, the 2015 Notes had a stated maturity of July 1, 2025, and bore interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2020, the variable interest rate was 4.16% and all costs related to 2015 issuance have been amortized. The 2015 Notes were redeemed in full on January 1, 2021.

Stockholders’ Equity

The Company’s stockholders’ equity was $965.0 million as of June 30, 2021, an increase of $49.7 million from December 31, 2020. The increase in stockholders’ equity was primarily attributable to retained earnings during the period.  As of June 30, 2021, the Company’s tangible common equity ratio and tangible book value per share were 9.97% and $18.76, respectively. As of December 31, 2020, the tangible common equity ratio and tangible book value per share were 9.50% and $17.49, respectively. Total goodwill and other intangible assets were approximately $218.3 million and $219.3 million as of June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
	2021	2020
	(dollars in thousands, except for share and per share data)
Common equity	$964,960	$915,310
Less: intangible assets	(218,335)	(219,349)
Tangible common stockholders’ equity	$746,625	$695,961

Total assets	$7,710,082	$7,547,339
Less: intangible assets	(218,335)	(219,349)
Tangible assets	$7,491,747	$7,327,990

Common stock outstanding as of period end	39,794,815	39,785,398

Tangible common equity ratio (1)	9.97%	9.50%

Book value per common share	$24.25	$23.01
Less: intangible assets	5.49	5.52
Tangible book value per common share	$18.76	$17.49

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2021 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$748,145	10.19%	$293,537	4.00%	N/A	N/A
CET I risk-based ratio	742,990	11.09	301,514	4.50	N/A	N/A
Tier 1 risk-based capital	748,145	11.17	402,019	6.00	N/A	N/A
Total risk-based capital	976,829	14.58	536,026	8.00	N/A	N/A

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$832,047	11.34%	$293,526	4.00%	$366,907	5.00%
CET I risk-based ratio	832,047	12.42	301,499	4.50	435,499	6.50
Tier 1 risk-based capital	832,047	12.42	401,999	6.00	535,999	8.00
Total risk-based capital	942,981	14.07	535,999	8.00	669,999	10.00

 N/A - not applicable

As of June 30, 2021, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 2.67% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.57% above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity”

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: August 6, 2021		Date: August 6, 2021