Form 10-Q
period 2021-09-30
ConnectOne Bancorp, Inc.
filed 2021-11-05
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

201-816-8900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	CNOB	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 5.25% Series A Non-Cumulative, perpetual preferred stock)	CNOBP	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,602,199 shares
(Title of Class)	(Outstanding as of November 5, 2021)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
(in thousands, except for share data)	2021	2020
	(unaudited)
ASSETS
Cash and due from banks	$49,626	$63,637
Interest-bearing deposits with banks	363,569	240,119
Cash and cash equivalents	413,195	303,756

Investment securities	462,884	487,955
Equity securities	13,700	13,387

Loans held-for-sale	5,596	4,710

Loans receivable	6,576,439	6,236,307
Less: Allowance for credit losses – loans	77,986	79,226
Net loans receivable	6,498,453	6,157,081

Investment in restricted stock, at cost	18,106	25,099
Bank premises and equipment, net	29,635	30,108
Accrued interest receivable	33,610	35,317
Bank owned life insurance	194,487	165,960
Right of use operating lease assets	11,002	16,159
Goodwill	208,372	208,372
Core deposit intangibles	9,480	10,977
Other assets	50,994	88,458
Total assets	$7,949,514	$7,547,339
LIABILITIES
Deposits:
Noninterest-bearing	$1,500,754	$1,339,108
Interest-bearing	4,897,584	4,620,116
Total deposits	6,398,338	5,959,224
Borrowings	253,225	425,954
Subordinated debentures, net	152,875	202,648
Operating lease liabilities	12,437	18,026
Other liabilities	34,206	26,177
Total liabilities	6,851,081	6,632,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value;
$1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of September 30, 2021 and -0- shares as of December 31, 2020; outstanding 115,000 shares as of September 30, 2021 and -0- shares as of December 31, 2020	110,927	-
Common stock, no par value:
Authorized 100,000,000 shares; issued 42,550,530 shares as of September 30, 2021 and 42,444,031 shares as of December 31, 2020; outstanding 39,602,199 shares as of September 30, 2021 and 39,785,398 as of December 31, 2020	586,946	586,946
Additional paid-in capital	25,851	23,887
Retained earnings	413,996	331,951
Treasury stock, at cost 2,948,331 common shares as of September 30, 2021 and 2,658,633 as of December 31, 2020	(38,314)	(30,271)
Accumulated other comprehensive (loss) income	(973)	2,797
Total stockholders’ equity	1,098,433	915,310
Total liabilities and stockholders’ equity	$7,949,514	$7,547,339

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$75,092	$74,755	$216,655	$223,488
Interest and dividends on investment securities:
Taxable	1,065	1,305	3,148	5,083
Tax-exempt	511	688	1,885	2,148
Dividends	245	426	764	1,268
Interest on federal funds sold and other short-term investments	113	47	246	625
Total interest income	77,026	77,221	222,698	232,612
Interest expense
Deposits	5,478	11,947	19,487	42,756
Borrowings	3,303	4,725	10,794	13,236
Total interest expense	8,781	16,672	30,281	55,992
Net interest income	68,245	60,549	192,417	176,620
Provision for (reversal of) credit losses	1,100	5,000	(6,315)	36,000
Net interest income after provision for credit losses	67,145	55,549	198,732	140,620
Noninterest income
Deposit, loan and other income	1,702	1,278	5,092	5,777
Income on bank owned life insurance	1,278	1,598	3,527	3,693
Net gains on sale of loans held-for-sale	1,114	614	2,668	1,244
Gain on sale of branches	-	-	674	-
Net (losses) gains on equity securities	(78)	(7)	(242)	215
Net gains on sales/redemption of investment securities	-	-	195	29
Total noninterest income	4,016	3,483	11,914	10,958
Noninterest expenses
Salaries and employee benefits	16,807	15,144	47,790	44,266
Occupancy and equipment	2,656	3,566	8,876	10,193
FDIC insurance	525	1,105	2,040	3,054
Professional and consulting	2,217	1,926	6,290	5,173
Marketing and advertising	345	214	864	944
Data processing	1,541	1,470	4,680	4,529
Merger and restructuring expenses	-	-	-	14,640
Amortization of core deposit intangibles	483	627	1,498	1,931
Increase in value of acquisition price	-	-	-	2,333
Other components of net periodic pension expense	(67)	(30)	(201)	(89)
Other expenses	3,676	2,456	9,090	7,625
Total noninterest expenses	28,183	26,478	80,927	94,599
Income before income tax expense	42,978	32,554	129,719	56,979
Income tax expense	10,881	7,768	32,404	11,331
Net income	$32,097	$24,786	$97,315	$45,648
Earnings per common share:
Basic	$0.81	$0.62	$2.45	$1.15
Diluted	0.80	0.62	2.43	1.15

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income	$32,097	$24,786	$97,315	$45,648

Other comprehensive income (loss):

Unrealized gains and losses:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(3,228)	703	(8,397)	5,532
Tax effect	796	(160)	2,160	(1,459)
Net of tax	(2,432)	543	(6,237)	4,073

Reclassification adjustment for realized gains included in net income	-	-	(195)	(29)
Tax effect	-	-	48	6
Net of tax	-	-	(147)	(23)

Unrealized gains (losses) on cash flow hedges	1,890	(82)	1,872	(3,397)
Tax effect	(533)	42	(529)	955
Net of tax	1,357	(40)	1,343	(2,442)

Reclassification adjustment for realized losses on cash flow hedges included in net income	328	631	1,543	942
Tax effect	(90)	(196)	(434)	(265)
Net of tax	238	435	1,109	677

Reclassification adjustment for pension plan amortization included in net income	75	75	225	226
Tax effect	(21)	(21)	(63)	(63)
Net of tax	54	54	162	163

Total other comprehensive (loss) income	(783)	992	(3,770)	2,448

Total comprehensive income	$31,314	$25,778	$93,545	$48,096

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended September 30, 2021
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021, as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	97,315	-	-	97,315
Other comprehensive loss, net of tax	-	-	-	-	-	(3,770)	(3,770)
Cash dividends declared on common stock ($0.31 per share)	-	-	-	(12,345)	-	-	(12,345)
Exercise of stock options (5,449 shares)	-	-	45	-	-	-	45
Restricted stock grants, net of forfeitures (46,900 shares)	-	-	-	-	-	-	-
Stock grants (4,981 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of treasury stock (289,698 shares)	-	-	-	-	(8,043)	-	(8,043)
Proceeds from preferred stock issuance, net of costs (115,000 shares)	110,927	-	-	-	-	-	110,927
Stock-based compensation expense	-	-	3,202	-	-	-	3,202

Balance as of September 30, 2021	$110,927	$586,946	$25,851	$413,996	$(38,314)	$(973)	$1,098,433

	Three Months Ended September 30, 2021
						Accumulated
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of June 30, 2021	$-	$586,946	$24,606	$386,280	$(32,682)	$(190)	$964,960
Net income	-	-	-	32,097	-	-	32,097
Other comprehensive loss, net of tax	-	-	-	-	-	(783)	(783)
Cash dividends declared on common stock ($0.11 per share)	-	-	-	(4,381)	-	-	(4,381)
Restricted stock grants, net of forfeitures (1,082 shares)	-	-	-	-	-	-	-
Stock grants (4,535 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (196,069 shares)	-	-	-	-	(5,632)	-	(5,632)
Proceeds from preferred stock issuance, net of costs (115,000 shares)	110,927	-	-	-	-	-	110,927
Stock-based compensation expense	-	-	1,245	-	-	-	1,245

Balance as of September 30, 2021	$110,927	$586,946	$25,851	$413,996	$(38,314)	$(973)	$1,098,433

(continued)

	Nine Months Ended September 30, 2020
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	45,648	-	-	45,648
Other comprehensive income, net of tax	-	-	-	-	-	2,448	2,448
Cash dividends declared on common stock ($0.18 per share)	-	-	-	(7,537)	-	-	(7,537)
Exercise of stock options (25,413 shares)	-	-	163	-	-	-	163
Restricted stock grants, net of forfeitures (68,531 shares)	-	-	-	-	-	-	-
Stock grants issued (1,340 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (16,541 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,402 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(639)	-	-	-	(639)
Repurchase of treasury stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation expense	-	-	1,999	-	-	-	1,999

Balance as of September 30, 2020	$-	$586,946	$22,867	$309,893	$(30,271)	$1,301	$890,736

	Three Months Ended September 30, 2020
(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of June 30, 2020	$-	$586,946	$22,069	$288,688	$(30,271)	$309	$867,741
Net income	-	-	-	24,786	-	-	24,786
Other comprehensive income, net of tax	-	-	-	-	-	992	992
Cash dividends declared on common stock ($0.09 per share)	-	-	-	(3,581)	-	-	(3,581)
Restricted stock grants, net of forfeitures (1,018 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	798	-	-	-	798

Balance as of September 30, 2020	$-	$586,946	$22,867	$309,893	$(30,271)	$1,301	$890,736

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$97,315	$45,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,832	3,102
(Reversal of) provision for credit losses	(6,315)	36,000
Amortization of intangibles	1,498	1,931
Net accretion of loans	(4,130)	(5,225)
Accretion on bank premises	(61)	(68)
Accretion on deposits	(1,762)	(3,568)
Accretion on borrowings, net	(43)	(139)
Stock-based compensation	3,202	1,999
Gains on sales/redemptions of securities available-for-sale, net	(195)	(29)
Losses (gains) on equity securities, net	242	(215)
Gain on sale of branches	(674)	-
Net losses on disposition of fixed assets	65	-
Gains on sales of loans held-for-sale, net	(2,668)	(1,244)
Loans originated for resale	(43,676)	(34,328)
Proceeds from sale of loans held-for sale	57,674	51,367
Gain on sale of other real estate owned	(18)	-
Increase in cash surrender value of bank owned life insurance	(3,527)	(3,693)
Amortization of premiums and accretion of discounts on securities available-for-sale, net	4,677	4,000
Amortization of subordinated debentures issuance costs	227	247
Decrease (increase) in accrued interest receivable	1,707	(10,467)
Net change in operating leases	(734)	2,071
Decrease in other assets	43,319	18,117
Increase (decrease) in other liabilities	5,689	(5,750)
Net cash provided by operating activities	154,644	99,756

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(203,534)	(222,062)
Sales	-	19,624
Maturities, calls and principal repayments	215,531	175,729
Purchases of equity securities	(555)	(2,000)
Net redemptions of restricted investment in bank stocks	6,993	1,748
Net increase in loans	(345,098)	(348,861)
Purchases of bank owned life insurance	(25,000)	(25,000)
Purchases of premises and equipment	(2,473)	(894)
Payments on loans held-for-sale	32	204
Proceeds from life insurance death benefits	-	978
Proceeds from sale of branches	1,087	-
Proceeds from sale of other real estate owned	321	992
Cash and cash equivalents acquired in acquisition, net	-	87,391
Net cash used in investing activities	(352,696)	(312,151)

Cash flows from financing activities
Net increase in deposits	440,876	249,404
(Repayment of) increase in subordinated debentures	(50,000)	73,420
Advances of borrowings	100,000	1,476,489
Repayments of borrowings	(272,686)	(1,520,160)
Repurchase of common stock to treasury	(8,043)	(911)
Net proceeds from the issuance of preferred stock	110,927	-
Cash dividends paid on common stock	(12,345)	(10,735)
Proceeds from exercise of stock options	45	163
Share redemption for tax withholdings on performance units and restricted stock units earned	(1,283)	(639)
Net cash provided by financing activities	307,491	267,031
Net change in cash and cash equivalents	109,439	54,636
Cash and cash equivalents at beginning of period	303,756	201,483

Cash and cash equivalents at end of period	$413,195	$256,119

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$32,664	$59,231
Income taxes	35,809	19,117

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-investment to other real estate owned	$304	$-
Transfer of loans from held-for-investment to held-for-sale	14,211	10,995
Transfer of loans from held-for-sale to held-for-investment	1,963	19,738

Business combinations:
Fair value of assets acquired	$-	$949,282
Fair value of liabilities assumed	-	852,729

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a New Jersey investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company), Port Jervis Holdings, LLC (a New Jersey limited liability company), BONJ Special Properties, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey financial technology company).

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other interim period. The Company’s 2020 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards in 2021

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held-to-maturity (“HTM”). It also applies to off-balance sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as available-for-sale (“AFS”), including a requirement that estimated credit losses on AFS securities be presented as an allowance rather than as a direct write-down of the carrying balance of securities which we do not intend to sell, or believe that it is more likely than not, that we will be required to sell.

The Company adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. As discussed further below, purchased credit deteriorated assets were measured on a prospective basis in accordance with the CECL Standard and all purchased credit impaired loans as of December 31, 2020 were considered purchased credit deteriorated loans upon adoption. Results for reporting periods beginning after January 1, 2021 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our financial statements as of January 1, 2021 (dollars in thousands):

	Change in Consolidated		Change to Retained Earnings
	Statement of Condition	Tax Effect	from Adoption of CECL
Allowance for credit losses (“ACL”) (loans)	$1,350	$406	$944
Adjustment related to purchased credit-impaired loan marks(1)	5,207	-	-
Total ACL – loans	6,557	406	944
ACL (unfunded credit commitments)	2,833	852	1,981

Total impact of CECL adoption	$9,390	$1,258	$2,925

(1)	This amount represents a gross-up of the balance sheet related to nonaccretable credit marks of purchased credit-impaired loans resulting from adoption of CECL on January 1, 2021.

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

The ACL for loans is measured on a collective (pool) basis when similar risk characteristics exist. Generally, for all other loan types, the estimated expected credit loss is also calculated at the loan level and pool assignments are only utilized for aggregating the allowance estimates of similar loan types for financial statement disclosure purposes. Loan segments have unique risk characteristics with respect to credit quality and are as follows:

●

The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring are not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

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

Individually Analyzed Loans: The Company will evaluate individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. Loans will transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner. A loan is considered for individual analysis when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered TDRs and are classified as individually analyzed. Loans considered to be TDRs can be categorized as nonaccrual or performing. All PCD loans will be considered as individually analyzed. Generally, individually analyzed loans consist of nonaccrual loans and performing TDRs. Of this group of loans, loans of $250,000 and over are individually evaluated, while loans with balances less than $250,000 are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures. Instruments will not be included in both collective and individual analysis. Individual analysis will establish a specific reserve for instruments in scope.

For collateral dependent loans, when it is determined that a foreclosure is probable, the ACL will be determined on a loan level basis using the fair value of the collateral as of the reporting date, less estimated disposition costs (“net fair value”), which will ensure that the credit loss is not delayed until the time at which the actual foreclosure takes place. In the event that this fair value is less than the amortized cost basis of these specific loans, we will recognize the difference between the net fair value at the reporting date and the amortized cost basis in the ACL.  If the fair value of the collateral has increased as of the ACL evaluation date, the increase in the fair value of the collateral is reflected through a reduction in the ACL. ACL adjustments for estimated disposition costs are not appropriate when the repayment of a collateral-dependent loan is expected from the operation of the collateral.  If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows is adjusted to incorporate expected prepayments, if applicable.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1b. Authoritative Accounting Guidance – (continued)

For charge-offs and recoveries we will generally charge-off a loan balance after an analysis is completed which indicates that the collectability of the full principal is in doubt. Charge-offs are charged against the allowance in the period in which the loans are deemed to be uncollectible.  Any expected future recoveries of amounts which were previously charged-off or expected to be charged-off will be included in the ACL, as the recoveries represent a component of the net amount expected to be collected. Expected recoveries in the ACL shall not exceed amounts previously charged-off or expected to be charged-off.

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

ACL - on investment securities classified as available-for-sale: For available-for-sale investment securities which are in an unrealized loss position, the Company will first assess whether we intend to sell, or it is more likely than not, that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For available-for-sale investment securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available-for-sale security has been confirmed or if either of the criteria regarding intent or requirement to sell is met.

ASU No. 2021-03, “Intangibles – Goodwill and Other (Topic 350).” ASU 2021-03 requires an entity to identify and evaluate goodwill impairment triggering events when they occur to determine whether it is more likely than not that the fair value of a reporting unit (or entity, if the entity has elected the accounting alternative for amortizing goodwill and chosen that option) is less than its carrying amount. If an entity determines that it is more likely than not that the goodwill is impaired. It must test goodwill for impairment using the triggering event date as the measurement date. An entity is required to disclose the amount assigned to goodwill in total and by major business combination, or by reorganization event resulting in fresh-start reporting. Also, the entity must disclose the weighted average amortization period in total and the amortization period by major business combination, or by reorganization event resulting in fresh-start reporting. ASU 2021-03 was effective for the Company on January 1, 2021 and did not have a significant impact on our consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except for per share data)
	2021	2020	2021	2020
Net income	$32,097	$24,786	$97,315	$45,648
Earnings allocated to participating securities	(76)	(133)	(250)	(218)
Income attributable to common stock	$32,021	$24,653	$97,065	$45,430

Weighted average common shares outstanding, including participating securities	39,741	39,656	39,770	39,624
Weighted average participating securities	(95)	(119)	(102)	(125)
Weighted average common shares outstanding	39,646	39,537	39,668	39,499
Incremental shares from assumed conversions of options, performance units and non-participating restricted shares	223	117	220	111
Weighted average common and equivalent shares outstanding	39,869	39,654	39,888	39,610

Earnings per common share:
Basic	$0.81	$0.62	$2.45	$1.15
Diluted	0.80	0.62	2.43	1.15

There were no antidilutive share equivalents as of September 30, 2021 and September 30, 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Investment Securities

The Company’s investment securities are all classified as available-for-sale as of September 30, 2021 and December 31, 2020. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2021 and December 31, 2020. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of September 30, 2021 and December 31, 2020.

						Allowance
						for
		Gross	Gross			Investment
	Amortized	Unrealized	Unrealized	Fair		Credit
	Cost	Gains	Losses	Value		Losses
September 30, 2021	(dollars in thousands)
Securities available-for-sale
Federal agency obligations	$50,016	$1,032	$-	$51,048		$-
Residential mortgage pass-through securities	255,488	2,640	(2,073)	256,055		-
Commercial mortgage pass-through securities	10,859	135	(468)	10,526		-
Obligations of U.S. states and political subdivisions	129,632	1,693	(1,051)	130,274		-
Corporate bonds and notes	10,965	124	-	11,089		-
Asset-backed securities	2,718	6	(2)	2,722		-
Certificates of deposit	149	1	-	150		-
Other securities	1,020	-	-	1,020		-
Total securities available-for-sale	$460,847	$5,631	$(3,594)	$462,884		$-

December 31, 2020
Securities available-for-sale
Federal agency obligations	$37,015	$1,508	$(65)	$38,458	$	N/A
Residential mortgage pass-through securities	266,114	4,811	(41)	270,884		N/A
Commercial mortgage pass-through securities	6,906	203	(187)	6,922		N/A
Obligations of U.S. states and political subdivisions	138,539	4,269	-	142,808		N/A
Corporate bonds and notes	24,925	222	(52)	25,095		N/A
Asset-backed securities	3,521	-	(41)	3,480		N/A
Certificates of deposit	149	2	-	151		N/A
Other securities	157	-	-	157		N/A
Total securities available-for-sale	$477,326	$11,015	$(386)	$487,955	$	N/A

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Investment Securities – (continued)

Investment securities having a carrying value of approximately $88.1 million and $107.6 million as of September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of September 30, 2021, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	September 30, 2021
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$4,439	$4,451
Due after one year through five years	9,911	10,024
Due after five years through ten years	7,777	8,029
Due after ten years	171,353	172,779
Residential mortgage pass-through securities	255,488	256,055
Commercial mortgage pass-through securities	10,859	10,526
Other securities	1,020	1,020
Total securities available-for-sale	$460,847	$462,884

Gross gains and losses from the sales and redemptions of securities for periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2021	2020	2021	2020
Proceeds	$-	$-	$5,185	$19,624

Gross gains on sales/redemption of securities	-	-	195	29
Gross losses on sales/redemptions of securities	-	-	-	-
Net gains on sales/redemptions of securities	-	-	195	29
Less: tax provision on net gains	-	-	(48)	(6)
Net gains on sales/redemptions of securities, after tax	$-	$-	$147	$23

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate gross unrealized losses for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Residential mortgage pass-through securities	$171,592	$(2,073)	$171,592	$(2,073)	$-	$-
Commercial mortgage pass-through securities	6,349	(468)	2,658	(67)	3,691	(401)
Obligations of U.S. states and political subdivisions	71,938	(1,051)	71,938	(1,051)	-	-
Asset-backed securities	1,389	(2)	840	-	549	(2)
Total temporarily impaired securities	$251,268	$(3,594)	$247,028	$(3,191)	$4,240	$(403)

	December 31, 2020
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment Securities
Available-for-Sale:
Federal agency obligations	$8,978	$(65)	$8,975	$(65)	$3	$-
Residential mortgage pass-through securities	20,895	(41)	20,886	(41)	9	-
Commercial mortgage pass-through securities	3,954	(187)	3,954	(187)	-	-
Corporate bonds and notes	3,928	(52)	3,928	(52)	-	-
Asset-backed securities	3,083	(41)	622	-	2,461	(41)
Total Temporarily Impaired Securities	$40,838	$(386)	$38,365	$(345)	$2,473	$(41)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Investment Securities – (continued)

On January 1, 2021, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of September 30, 2021. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of September 30, 2021 and December 31, 2020, totaled $1.4 million and $1.7 million, respectively.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of September 30, 2021.

Federal agency obligations, residential mortgage-backed pass-through securities and commercial mortgage-backed pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero-allowance approach for these investment securities is appropriate.

Note 4. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps were entered into on April 13, 2017, January 1, 2020 and March 3, 2020 each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance We are required to pay fixed-rates of interest ranging from 0.88% to 1.93% and receive variable rates of interest that reset quarterly based on three-month LIBOR. Expiration dates for the swaps range from January 2022 to April 2022. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

In addition, during the three months ended September 30, 2021, the company entered into 5 forward starting pay fixed-rate interest rate swaps, with a total notional amount of $200 million, which are also designated as a cash flow hedge of a future Federal Home Loan Bank advance. We are required to pay fixed rates of interest ranging from 0.631% to 0.955% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The forward starting swaps have commencing payment dates ranging from October 2021 to April 2022, with expiration dates ranging from March 2026 to January 2028.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Derivatives – (continued)

Interest expense recorded on these swap transactions totaled approximately $0.3 million and $1.5 million during the three and nine months ended September 30, 2021, respectively, compared to $0.6 million and $0.9 million during the three and nine months ended September 30, 2020, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

Three Months Ended September 30, 2021
	Amount of (loss)	Amount of loss	Amount of gain
	gain recognized	(gain) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$1,890	$328	$-

Three Months Ended September 30, 2020
	Amount of (loss)	Amount of loss	Amount of gain
	gain recognized	(gain) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(82)	$631	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Derivatives – (continued)

Nine Months Ended September 30, 2021
	Amount of (loss)	Amount of loss	Amount of gain
	gain recognized	(gain) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$1,872	$1,543	$-

Nine Months Ended September 30, 2020
	Amount of (loss)	Amount of loss	Amount of gain
	gain recognized	(gain) reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
	Portion)	interest income	(Ineffective Portion)
(dollars in thousands)
Interest rate contracts	$(3,397)	$942	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Interest rate swaps related to FHLB advances included in liabilities	$275,000	$1,295	$175,000	$(2,119)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable - As of and prior to December 31, 2020, loans receivable were accounted for under the incurred loss model. As of January 1, 2021, portfolio loans are accounted for under the expected loss model. Accordingly, some of the information presented is not comparable from period to period. See Note 1b. “Authoritative Accounting Guidance - Adoption of New Accounting Standards” for additional information. The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Commercial (1)	$1,325,488	$1,521,967
Commercial real estate	4,436,626	3,783,550
Commercial construction	552,896	617,747
Residential real estate	270,793	322,564
Consumer	2,093	1,853
Gross loans	6,587,896	6,247,681
Net deferred loan fees	(11,457)	(11,374)
Total loans receivable	$6,576,439	$6,236,307

(1)	Included in commercial loans as of September 30, 2021 and December 31, 2020 were PPP loans of $177.8 million and $397.5 million, respectively.

As of each of September 30, 2021 and December 31, 2020, loan balances of approximately $2.6 billion, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Commercial real estate	$4,876	$1,990
Residential real estate	720	2,720
Total carrying amount	$5,596	$4,710

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL as of September 30, 2021 and nonaccrual loans without an ACL as of September 30, 2021:

	September 30, 2021
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$27,993	$2,486	$30,479
Commercial real estate	11,668	16,910	28,578
Commercial construction	-	3,336	3,336
Residential real estate	-	3,566	3,566
Consumer	-	-	-
Total	$39,661	$26,298	$65,959

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

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified as “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified as special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. As of September 30, 2021, our loans based on year of origination and risk designation are as follows (dollars in thousands):

	Term loans amortized cost basis by origination year						Revolving	Total Gross
	2021	2020	2019	2018	2017	Prior	Loans	Loans
Commercial
Pass	$362,839	$78,941	$73,202	$60,881	$98,178	$118,326	$465,494	$1,257,861
Special mention	-	-	225	904	5,653	4,198	13,787	24,767
Substandard	176	-	1,619	12,779	4,101	21,147	3,038	42,860
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$363,015	$78,941	$75,046	$74,564	$107,932	$143,671	$482,319	$1,325,488

Commercial Real Estate
Pass	$1,178,056	$587,923	$446,299	$479,741	$514,973	$944,052	$171,963	$4,323,007
Special mention	-	-	3,364	1,875	4,335	26,550	6,633	42,757
Substandard	1,942	4,500	657	18,861	-	36,112	8,790	70,862
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$1,179,998	$592,423	$450,320	$500,477	$519,308	$1,006,714	$187,386	$4,436,626

Commercial Construction
Pass	$1,405	$7,370	$37,492	$2,600	$2,247	$490	$486,404	$538,008
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	14,888	14,888
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$1,405	$7,370	$37,492	$2,600	$2,247	$490	$501,292	$552,896

Residential Real Estate
Pass	$18,387	$30,704	$25,544	$29,503	$30,577	$77,427	$46,227	$258,369
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	199	-	8,492	3,733	12,424
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$18,387	$30,704	$25,544	$29,702	$30,577	$85,919	$49,960	$270,793

Consumer
Pass	$-	$96	$50	$26	$35	$1,761	$125	$2,093
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$-	$96	$50	$26	$35	$1,761	$125	$2,093

Total
Pass	$1,560,687	$705,034	$582,587	$572,751	$646,010	$1,142,056	$1,170,213	$6,379,338
Special mention	-	-	3,589	2,779	9,988	30,748	20,420	67,524
Substandard	2,118	4,500	2,276	31,839	4,101	65,751	30,449	141,034
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$1,562,805	$709,534	$588,452	$607,369	$660,099	$1,238,555	$1,221,082	$6,587,896

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

The following table presents collateral dependent loans that were individually evaluated for impairment as of September 30, 2021:

	September 30, 2021

	Real
	Estate	Other	Total
	(dollars in thousands)
Commercial	$6,778	$26,175	$32,953
Commercial real estate	56,622	-	56,622
Commercial construction	12,582	-	12,582
Residential real estate	10,258	-	10,258
Consumer	-	-	-
Total	$86,240	$26,175	$112,415

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Impaired loans - Impaired loans disclosures presented below as of December 31, 2020 and as of and for the three and nine months ended September 30, 2020 represent requirements prior to the adoption of CECL on January 1, 2021.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by class as of and for the three months and nine months ended September 30, 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans (no allowance)

Commercial	$12,266	$50	$12,100	$150
Commercial real estate	12,460	74	12,415	229
Commercial construction	21,297	91	21,149	262
Residential real estate	4,011	16	3,761	16

Total	$50,034	$231	$49,425	$657

Impaired loans (allowance):

Commercial	$23,024	$-	$23,195	$-
Commercial real estate	2,722	-	2,722	-
Commercial construction	2,934	-	2,934	-
Residential real estate	261	5	262	5

Total	$28,941	$5	$29,113	$5

Total impaired loans:
Commercial	$35,290	$50	$35,295	$150
Commercial real estate	15,182	74	15,137	229
Commercial construction	24,231	91	24,083	262
Residential real estate	4,272	21	4,023	21

Total	$78,975	$236	$78,538	$662

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$391	$417	$4,463	$30,479	$35,750	$1,289,738	$1,325,488
Commercial real Estate	-	1,694	1,860	28,578	32,132	4,404,494	4,436,626
Commercial construction	-	-	-	3,336	3,336	549,560	552,896
Residential real Estate	338	-	8,360	3,566	12,264	258,529	270,793
Consumer	-	-	-	-	-	2,093	2,093
Total	$729	$2,111	$14,683	$65,959	$83,482	$6,504,414	$6,587,896

90 days or greater past due and still accruing category reflects purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

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

90 days or greater past due and still accruing category reflects purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the ACL that are allocated to each loan portfolio segment:

	September 30, 2021
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Total
	(dollars in thousands)
ACL
Individually evaluated for impairment	$14,630	$1,199	$-	$66	$-	$15,895
Collectively evaluated for impairment	9,487	40,222	3,702	3,302	8	56,721
Acquired with deteriorated credit quality individually analyzed	3,219	1,921	-	230	-	5,370
Total	$27,336	$43,342	$3,702	$3,598	$8	$77,986

Gross loans
Individually evaluated for impairment	$33,970	$50,642	$12,582	$6,017	$-	$103,211
Collectively evaluated for impairment	1,286,337	4,380,004	540,314	260,536	2,093	6,469,284
Acquired with deteriorated credit quality individually analyzed	5,181	5,980	-	4,240	-	15,401
Total	$1,325,488	$4,436,626	$552,896	$270,793	$2,093	$6,587,896

	December 31, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$12,985	$1,329	$-	$-	$-	$-	$14,314
Collectively evaluated for impairment	15,412	33,373	7,787	1,928	4	568	59,072
Acquired portfolio	46	4,628	407	759	-	-	5,840
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

Gross loans
Individually evaluated for impairment	$35,061	$15,827	$24,284	$5,378	$-		$80,550
Collectively evaluated for impairment	1,414,626	2,959,978	574,118	241,925	1,627		5,192,274
Acquired portfolio	68,402	802,190	19,345	71,177	226		961,340
Acquired with deteriorated credit quality	3,878	5,555	-	4,084	-		13,517
Total	$1,521,967	$3,783,550	$617,747	$322,564	$1,853		$6,247,681

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2021 is summarized in the table below. Day 1 effect of CECL presented in the nine-months table below reflect adjustments recorded through retained earnings to adopt the CECL standard and the increase to the ACL for loans associated with nonaccretable purchase accounting marks on loans that were classified as PCI as of December 31, 2020.

	Three Months Ended September 30, 2021
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of June 30, 2021	$25,567	$43,815	$4,927	$4,366	$9	$-	$78,684

Charge-offs	(254)	(1,473)	-	-	-	-	(1,727)

Recoveries	1	85	-	20	7	-	113

(Reversal of) provision for credit losses - loans	2,022	915	(1,225)	(788)	(8)	-	916
Balance as of September 30, 2021	$27,336	$43,342	$3,702	$3,598	$8	$-	$77,986

	Nine Months Ended September 30, 2021
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2020	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

Day 1 effect of CECL	(4,225)	9,605	(961)	2,697	9	(568)	6,557

Balance as of January 1, 2021 as adjusted for changes in accounting principle	24,218	48,935	7,233	5,384	13	-	85,783

Charge-offs	(304)	(1,628)	-	(7)	-	-	(1,939)

Recoveries	74	85	-	20	9	-	188

Provision for (reversal of) credit losses - loans	3,348	(4,050)	(3,531)	(1,799)	(14)	-	(6,046)
Balance as of September 30, 2021	$27,336	$43,342	$3,702	$3,598	$8	$-	$77,986

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

	Three Months Ended September 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of June 30, 2020	$9,345	$22,655	$8,026	$1,690	$5	$27,003	$68,724

Charge-offs	(48)	-	-	(209)	-	-	(257)

Recoveries	-	800	-	-	-	-	800

Provision for (reversal of) credit losses - loans	14,861	16,623	(1,044)	1,019	(2)	(26,457)	5,000

Balance as of September 30, 2020	$24,158	$40,078	$6,982	$2,500	$3	$546	$74,267

	Nine Months Ended September 30, 2020
		Commercial	Commercial	Residential
	Commercial	real estate	construction	real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2019	$8,349	$20,853	$7,304	$1,685	$3	$99	$38,293

Charge-offs	(552)	-	-	(278)	(3)	-	(833)

Recoveries	2	802	-	-	3	-	807

Provision for (reversal of) credit losses - loans	16,359	18,423	(322)	1,093	-	447	36,000

Balance as of September 30, 2020	$24,158	$40,078	$6,982	$2,500	$3	$546	$74,267

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Troubled Debt Restructurings

Loans are considered to have been modified in a troubled debt restructuring (“TDR”) when, except as discussed below, due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, maturity extensions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of nine months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

As of September 30, 2021, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in a TDR.

As of September 30, 2021, TDRs totaled $79.7 million, of which $38.5 million were on nonaccrual status and $41.2 million were classified as accruing and were performing under their restructured terms. As of December 31, 2020, TDRs totaled $49.4 million, of which $25.7 million were on nonaccrual status and $23.7 million were classified as accruing and were performing under their restructured terms. The Company has allocated $10.5 million and $4.4 million of specific allowance related to TDRs as of September 30, 2021 and September 30, 2020, respectively.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2021:

		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
Troubled debt restructurings:	(dollars in thousands)
Commercial	4	$1,276	$1,276
Commercial real estate	10	35,595	35,595
Commercial construction	1	1,641	1,641
Residential real estate	3	1,758	1,758
Total	18	$40,270	$40,270

The loans modified as TDRs during the nine months ended September 30, 2021 included maturity extensions and interest rate reductions.

There were no loans modified as TDRs during the nine months ended September 30, 2020. There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended and nine months ended September 30, 2021 and September 30, 2020.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three to nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Additionally, the statement allows for the Company to extend deferrals for an additional term at the option of the Company. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans would not be considered TDR’s if they were performing at year-end 2019, and the other conditions set forth in the interagency statement were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end 2019. As of September 30, 2021, the Bank had 10 deferred loans totaling $10.3 million, compared to 113 deferred loans totaling $207.0 million as of December 31, 2020 that are not considered TDRs.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table sets forth the composition of these loans by loan segments as of September 30, 2021:

		Unpaid
	Number of Loans	Principal Balance
	(dollars in thousands)
Commercial	4	$309
Commercial real estate	6	9,988
Total	10	$10,297

As of September 30, 2021, there were no deferred loans that were delinquent or on nonaccrual status. As of September 30, 2021, $5.5 million of deferred loans were risk rated “special mention” or worse. The Company evaluates its deferred loans after the initial deferral period and will either return the deferred loan to its original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.

ACL for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the (reversal of) provision for credit losses on the Company’s income statement. The following table presents the ACL for unfunded commitments for the three and nine months ended September 30, 2021 (dollars in thousands):

Three Months Ended
September 30, 2021

Balance as of beginning of period	$2,380
Provision for (reversal of) credit losses - unfunded commitments	184
Balance as of end of period	$2,564

Nine Months Ended
September 30, 2021

Balance as of beginning of period	$-
Day 1 Effect of CECL	2,833
Provision for (reversal of) credit losses - unfunded commitments	(269)
Balance as of end of period	$2,564

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) provision for credit losses for the three and nine months ended September 30, 2021 (dollars in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Provision for (reversal of) credit losses - loans	$916	$(6,046)
Provision for (reversal of) credit losses - unfunded commitments	184	(269)
Provision for (reversal of) credit losses	$1,100	$(6,315)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following sets forth the hierarchy of valuation techniques used to determine fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2021 and December 31, 2020 are as follows:

		September 30, 2021
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$51,048	$-	$51,048	$-
Residential mortgage pass-through securities	256,055	-	256,055	-
Commercial mortgage pass-through securities	10,526	-	10,526	-
Obligations of U.S. states and political subdivision	130,274	-	121,638	8,636
Corporate bonds and notes	11,089	-	11,089	-
Asset-backed securities	2,722	-	2,722	-
Certificates of deposit	150	-	150	-
Other securities	1,020	1,020	-	-
Total available-for-sale	$462,884	$1,020	$453,228	$8,636

Equity securities	13,700	11,709	1,991	-
Derivatives	1,296	-	1,296	-
Total assets	$477,880	$12,729	$456,515	$8,636

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
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$38,458	$-	$38,458	$-
Residential mortgage pass-through securities	270,884	-	270,884	-
Commercial mortgage pass-through securities	6,922	-	6,922	-
Obligations of U.S. states and political subdivision	142,808	-	133,964	8,844
Corporate bonds and notes	25,095	-	25,095	-
Asset-backed securities	3,480	-	3,480	-
Certificates of deposit	151	-	151	-
Other securities	157	157	-	-
Total available-for-sale	487,955	$157	$478,954	$8,844

Equity securities	13,387	13,387	-	-
Total assets	$501,342	$13,544	$478,954	$8,844

Liabilities
Derivatives	$(2,119)	$-	$(2,119)	$-
Total liabilities	$(2,119)	$-	$(2,119)	$-

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2021 and during the year ended December 31, 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Collateral Dependent Loans: The Company may record adjustments to the carrying value of loans based on fair value measurements, either as specific reserves or as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with GAAP. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and are also based on Level 3 inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of September 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	September 30,	Assets	Inputs	Inputs
basis:	2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans:		(dollars in thousands)
Commercial	$12,966	$-	$-	$12,966
Commercial real estate	16,407	-	-	16,407
Residential real estate	2,251	-	-	2,251

Collateral dependent loans – Collateral dependent loans as of September 30, 2021 that required a valuation allowance were $48.2 million with a related valuation allowance of $16.6 million.

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Assets measured at fair value on a nonrecurring	December 31,	Assets	Inputs	Inputs
basis:	2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:		(dollars in thousands)
Commercial	$10,751	$-	$-	$10,751
Commercial real estate	1,393	-	-	1,393

Impaired loans – Impaired loans as of December 31, 2020 that required a valuation allowance were $26.5 million with a related valuation allowance of $14.3 million

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and for the year ended December 31, 2020:

Municipal
Securities
(dollars in thousands)
Balance as of December 31, 2020	$8,844
Principal paydowns	(208)
Balance as of September 30, 2021	$8,636

Municipal
Securities
(dollars in thousands)
Balance as of December 31, 2019	$9,114
Principal paydowns	(270)
Balance as of December 31, 2020	$8,844

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2021
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:	(dollars in thousands)
Municipal securities	$8,636	Discounted cash flows	Discount rate	2.9%

December 31, 2020
		Valuation	Unobservable
	Fair Value	Techniques	Input	Rate
Securities available-for-sale:	(dollars in thousands)
Municipal securities	$8,844	Discounted cash flows	Discount rate	2.9%

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

September 30, 2021

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighted average)
Collateral dependent:
Commercial	$780	Appraisals of collateral value	Comparable sales	0% - 5% (2%)

Commercial	$12,186	Market approach (100)	Average transfer price as a price to unpaid principal balance	48 – 53 (49)

Commercial real estate	$16,407	Appraisals of collateral value	Comparable sales	0% - 25% (8%)

Residential real estate	$2,251	Appraisals of collateral value	Comparable sales	1% - 15% (6%)

December 31, 2020

		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Impaired loans:
Commercial	$10,524	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48 - 53 (49)

Commercial	$227	Appraisals of collateral value	Adjustment for comparable sales	1% to +5% (+2%)

Commercial real estate	$1,393	Appraisals of collateral value	Adjustment for comparable sales	-25% to +20% (-8%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2021 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2021 and December 31, 2020:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
September 30, 2021
Financial assets:
Cash and due from banks	$413,195	$413,195	$413,195	$-	$-
Securities available-for-sale	462,884	462,884	1,020	453,228	8,636
Investment in restricted stocks	18,106	n/a	n/a	n/a	n/a
Equity securities	13,700	13,700	11,709	1,991	-
Net loans	6,498,453	6,567,363	-	-	6,567,363
Derivatives	1,296	1,296	-	1,296	-
Accrued interest receivable	33,610	33,610	-	1,356	32,254

Financial liabilities:
Noninterest-bearing deposits	1,500,754	1,500,754	1,500,754	-	-
Interest-bearing deposits	4,897,584	4,899,141	3,675,673	1,223,468	-
Borrowings	253,225	255,099	-	255,099	-
Subordinated debentures	152,875	164,378	-	164,378	-
Accrued interest payable	2,879	2,879	-	2,879	-

December 31, 2020
Financial assets:
Cash and due from banks	$303,756	$303,756	$303,756	$-	$-
Investment securities available-for-sale	487,955	487,955	157	478,954	8,844
Restricted investment in bank stocks	25,099	n/a	n/a	n/a	n/a
Equity securities	13,387	13,387	13,387	-	-
Net loans	6,157,081	6,244,037	-	-	6,244,037
Accrued interest receivable	35,317	35,317	-	1,764	33,553

Financial liabilities:
Noninterest-bearing deposits	1,339,108	1,339,108	1,339,108	-	-
Interest-bearing deposits	4,620,116	4,633,961	3,155,983	1,477,978	-
Borrowings	425,954	429,671	-	429,671	-
Subordinated debentures	202,648	214,113	-	214,113	-
Derivatives	2,119	2,119	-	2,119	-
Accrued interest payable	3,687	3,687	-	3,687	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Affected Line item in the Statement Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sale of investment securities	$-	$-	$195	$29	Net (losses) gains on sales of securities available-for-sale Income tax expense
available-for-sale	-	-	(48)	(6)
	$-	$-	$147	$23

Net interest income on swaps	$(328)	$(631)	$(1,543)	$(942)	Interest expense
	90	196	434	265	Income tax expense
	$(238)	$(435)	$(1,109)	$(677)

Amortization of pension plan net	$(75)	$(75)	$(225)	$(226)	Other components of net periodic pension expense
actuarial losses	21	21	63	63	Income tax benefit
	$(54)	$(54)	$(162)	$(163)

Total reclassification	$(292)	$(489)	$(1,124)	$(817)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Comprehensive Income – (continued)

Accumulated other comprehensive income (loss) as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$1,475	$7,859
Cash flow hedge, net of tax	932	(1,520)
Defined benefit pension plan, net of tax	(3,380)	(3,542)
Total	$(973)	$2,797

Note 8. Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of September 30, 2021. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of September 30, 2021 are approximately 329,175. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock, options and restricted stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year or upon a change-in-control. The options generally expire ten years from the date of grant. Restricted stock granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change-in-control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options, performance units and restricted stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and nine months ended September 30, 2021 was $1.2 million and $3.2 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2020 was $0.8 million and $2.0 million, respectively.

Activity in the Company’s options for the nine months ended September 30, 2021 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	38,013	$9.03
Granted	-	-
Exercised	(5,449)	8.34
Forfeited/cancelled/expired	-	-
Outstanding as of September 30, 2021	32,564	$9.15	1.0	$554,374

Exercisable as of September 30, 2021	32,564	$9.15	1.0	$554,374

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Stock Based Compensation – (continued)

Activity in the Company’s restricted shares for the nine months ended September 30, 2021 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2020	113,114	$18.17
Granted	49,971	25.33
Vested	(68,142)	17.16
Forfeited/cancelled/expired	(3,071)	23.76
Nonvested September 30, 2021	91,872	$22.62

As of September 30, 2021, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.2 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned as of December 31, 2020	147,636		$17.29
Awarded	37,543		25.24
Change in estimate	37,184		15.57
Vested shares	(29,421)		31.35
Forfeited/cancelled/expired	(11,153)		17.06
Unearned as of September 30, 2021	181,789	233,638	$16.32

As of September 30, 2021, the specific number of shares related to performance units that were expected to vest was 181,789, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of September 30, 2021 the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 233,638. During the nine months ended September 30, 2021, 29,421 shares vested. A total of 14,710 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the nine months ended September 30, 2021 were 14,711 shares. As of September 30, 2021, compensation cost of approximately $1.4 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

		Weighted
	Units	Average Grant
	(expected)	Date Fair Value
Unearned as of December 31, 2020	169,313	$14.07
Awarded	45,027	25.24
Vested shares	(68,916)	16.29
Forfeited/cancelled/expired	(8,476)	15.83
Unearned as of September 30, 2021	136,948	$16.52

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the nine months ended September 30, 2021, 68,916 shares vested. A total of 34,458 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the nine months ended September 30, 2021 were 34,458 shares. As of September 30, 2021, compensation cost of approximately $1.4 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.3 years.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until September 30, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2021	2020
	(dollars in thousands)
Service cost	$-	$-
Interest cost	71	91	Other components of net periodic pension expense

Expected return on plan assets	(213)	(196)	Other components of net periodic pension expense
Net amortization	75	75	Other components of net periodic pension expense

Total periodic pension income	$(67)	$(30)

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2021	2020
	(dollars in thousands)
Service cost	$-	$-
Interest cost	213	273	Other components of net periodic pension expense

Expected return on plan assets	(639)	(588)	Other components of net periodic pension expense
Net amortization	225	226	Other components of net periodic pension expense

Total periodic pension income	$(201)	$(89)

Contributions

The Company did not contribute to the Pension Trust during the nine months ended September 30, 2021. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2021. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Total FHLB borrowings	$253,225	1.23%	$425,954	1.07%

By remaining period to maturity:
Less than 1 year	$168,213	1.00%	$297,570	0.84%
1 year through less than 2 years	57,360	1.93%	75,644	1.42%
2 years through less than 3 years	-	-	50,000	1.84%
3 years through less than 4 years	25,000	1.00%	-	-
4 years through 5 years	2,050	2.23%	-	-
After 5 years	729	2.91%	2,824	2.42%
Total FHLB borrowings	253,352	1.23%	426,038	1.07%
Fair value discount	(127)		(84)
FHLB borrowings, net	$253,225		$425,954

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances as of September 30, 2021 were primarily collateralized by approximately $2.0 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. As of September 30, 2021 the Company had remaining borrowing capacity of approximately $1.2 billion at FHLB and $75 million of the less than 1 year FHLB advances were hedged with interest rate swaps, see Note 4 for additional details.

Note 11. Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of September 30, 2021 was 2.98%.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of September 30, 2021 and December 31, 2020.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$ 5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Subordinated Debentures – (continued)

During September 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance to, but excluding, September 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on September 15 and December 15 of each year, commencing December 15, 2020. From and including September 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

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

During September 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”). As of December 31, 2020, the 2015 Notes have a stated maturity of July 1, 2025, and bear interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2020, the variable interest rate was 4.16% and all costs related to 2015 issuance have been amortized. The 2015 Notes were redeemed in full on January 1, 2021.

Note 12. Preferred Stock

On August 19, 2021, the Company completed an underwritten public offering of 115,000 shares, or $115 million in aggregate liquidation preference, of its 5.25% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share. The net proceeds received from the issuance of preferred stock at the time of closing were $110.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2021 and December 31, 2020. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Impact of COVID-19

COVID-19 continues to impact the Company’s operations and financial results, as well as those of our customers. In response to the COVID-19 pandemic, the Company continued to offer temporary relief to effected customers, deferring either their full loan payment, the principal component or the interest component of their loan payment for an initial period of time ranging from 30 to 120 days. As of September 30, 2021, the Company has 10 deferred loans with a total outstanding loan balance of $10.2 million. As provided for under the CARES Act, these short-term deferrals are not considered troubled debt restructurings, provided that the modification is related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019 or the date of the deferral, and executed between March 1, 2020 and January 1, 2022, or the date that is 60 days after the termination date of the national emergency declared by the President on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company was an active participant in assisting its customers with applications for resources through the program. PPP loans originated prior to September 5, 2020 have a two-year term, which may be extended to five years with the consent of the Company, and those originated on or after September 5, 2020 have a five-year term, and the loans bear interest at 1%, along with an origination fee payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, PPP loans were $177.8 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and, as such, the Company has not included the PPP loans in calculation of the ACL as of September 30, 2021. Should those circumstances change, the Company could be required to establish additional provisions for credit loss expense charged to earnings. As of September 30, 2021, remaining deferred and unrecognized PPP fees were $6.0 million. We currently anticipate recognizing a majority of this balance by December 31, 2022, reflecting the expected timing of PPP loan forgiveness granted by the Small Business Administration.

Operating Results Overview

Net income for the three months ended September 30, 2021 was $32.1 million, compared to $24.8 million for the three-month period ended September 30, 2020. The Company’s diluted earnings per share were $0.80 for the three months ended September 30, 2021, compared with diluted earnings per share of $0.62 for the three-month period ended September 30, 2020.  The increase in net income and diluted earnings per share was attributable to an increase in net interest income of $7.7 million, a decrease in provision for credit losses of $3.9 million, and an increase in noninterest income of $0.5 million, partially offset by an increase in noninterest expenses of $1.7 million and an increase in income tax expense of $3.1 million.  The decrease in provision for credit losses, to $1.1 million, was due to the impact of an improved economic outlook on the current expected credit losses (“CECL”) accounting standard, compared with a $5.0 million provision in the third quarter of 2020.

Net income for the nine months ended September 30, 2021 was $97.3 million compared to $45.6 million for the comparable nine-month period ended September 30, 2020. The Company’s diluted earnings per share were $2.43 for the nine months ended September 30, 2021, compared with diluted earnings per share of $1.15 for the comparable nine-month period ended September 30, 2020. The increase in net income and diluted earnings per share were primarily attributable to an increase in net interest income of $15.8 million, a decrease in provision for credit losses of $42.3 million, a decrease in noninterest expenses of $13.7 million and an increase in noninterest income of $1.0 million, partially offset by an increase in income tax expense of $21.1 million. The $6.3 million reversal of provision for loan losses was due to the impact of an improved economic outlook on the CECL accounting standard, compared with a $36.0 million provision in the nine months ended September 30, 2020, which reflected the impact of the pandemic estimated under the incurred loss method.

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

Fully taxable equivalent net interest income for the three months ended September 30, 2021 increased by $7.8 million, or 12.7%, from the comparable three-month period ended September 30, 2020. The increase from the third quarter of 2020 resulted primarily from a 24 basis-point widening of the net interest margin to 3.73% from 3.49%, and an increase of 5.2% in average interest-earning assets.  The widening of the net interest margin resulted from a 60 basis-point reduction in the cost of interest-bearing liabilities, partially offset by 24 basis-points reduction in the yield on average interest-earning assets.

Fully taxable equivalent net interest income for the nine months ended September 30, 2021 increased by $15.8 million, or 8.8%, from the comparable nine-month period ended September 30, 2020, resulting from an increase in average interest-earning assets of 3.3%, largely due to PPP originations, and a 19 basis-point widening of the net interest margin to 3.63% from 3.44%. The widening of the net interest margin resulted from a 62 basis-point reduction in the cost of interest-bearing liabilities, partially offset by a 33 basis-point reduction in the yield on average interest-earning assets.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2021 and 2020, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$459,559	$1,712	1.48%	$420,362	$2,176	2.06%
Total loans (2) (3) (4)	6,455,952	75,434	4.64	6,288,443	75,028	4.75
Federal funds sold and interest-bearing deposits with banks	387,155	151	0.15	227,617	47	0.08
Restricted investment in bank stocks	19,105	245	5.09	26,077	426	6.50
Total interest-earning assets	7,321,771	77,542	4.20	6,962,499	77,667	4.44
Allowance for credit losses	(78,327)			(69,381)
Other noninterest-earning assets	594,553			580,884
Total assets	$7,837,997			$7,474,002

Interest-bearing liabilities:
Time deposits	$1,252,818	$2,983	0.94	$1,728,129	$8,174	1.88
Other interest-bearing deposits	3,582,261	2,495	0.28	2,881,592	3,773	0.52
Total interest-bearing deposits	4,835,079	5,478	0.45	4,609,721	11,947	1.03

Borrowings	276,183	1,105	1.59	467,399	1,992	1.70
Subordinated debentures, net of capitalized costs	152,825	2,168	5.63	202,502	2,700	5.30
Capital lease obligation	2,018	30	5.90	2,211	33	5.94
Total interest-bearing liabilities	5,266,105	8,781	0.66	5,281,833	16,672	1.26

Noninterest-bearing demand deposits	1,495,456			1,253,235
Other liabilities	44,245			55,570
Total noninterest-bearing liabilities	1,539,701			1,308,805
Stockholders’ equity	1,032,191			883,364
Total liabilities and stockholders’ equity	$7,837,997			$7,474,002
Net interest income (tax-equivalent basis)		68,761			61,005
Net interest spread (5)			3.54%			3.18%
Net interest margin (6)			3.73%			3.49%
Tax-equivalent adjustment		(516)			(456)
Net interest income		$68,245			$60,549

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using an assumed tax rate of 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$459,017	$5,534	1.61%	$438,563	$7,802	2.38%
Total loans (2) (3) (4)	6,319,160	217,465	4.60	6,192,822	224,336	4.84
Federal funds sold and interest-bearing deposits with banks	332,290	285	0.11	244,539	625	0.34
Restricted investment in bank stocks	21,098	764	4.84	28,124	1,268	6.02
Total interest-earning assets	7,132,565	224,048	4.20	6,904,048	234,031	4.53
Allowance for credit losses	(80,129)			(54,009)
Other noninterest-earning assets	585,043			571,628
Total assets	$7,637,479			$7,421,667
Interest-bearing liabilities:
Time deposits	$1,332,587	$12,096	1.21	$1,864,835	$28,130	2.01
Other interest-bearing deposits	3,377,443	7,391	0.29	2,727,696	14,625	0.72
Total interest-bearing deposits	4,710,030	19,487	0.55	4,592,531	42,755	1.24

Borrowings	327,412	4,199	1.71	580,641	6,580	1.51
Subordinated debentures, net of capitalized costs	153,300	6,502	5.67	157,936	6,555	5.54
Capital lease obligation	2,066	93	6.02	2,257	101	5.98
Total interest-bearing liabilities	5,192,808	30,281	0.78	5,333,365	55,991	1.40

Noninterest-bearing demand deposits	1,426,121			1,162,340
Other liabilities	47,417			53,788
Total noninterest-bearing liabilities	1,473,538			1,216,129
Stockholders’ equity	971,133			872,173
Total liabilities and stockholders’ equity	$7,637,479			$7,421,667
Net interest income (tax-equivalent basis)		193,767			178,040
Net interest spread (5)			3.42%			3.13%
Net interest margin (6)			3.63%			3.44%
Tax-equivalent adjustment		(1,350)			(1,419)
Net interest income		$192,417			$176,621

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using an assumed tax rate of 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $4.0 million for the three months ended September 30, 2021, compared with $3.5 million for the comparable three-month period ended September 30, 2020. The increase of $0.5 million in noninterest income when compared to the third quarter of 2020 was attributable to increases in sale of loans held-for-sale of $0.5 million and deposit, loan and other income of $0.4 million, partially offset by a decrease in BOLI of $0.3 million and a net loss on equity securities of $0.1 million.

Noninterest income totaled $11.9 million for the nine months ended September 30, 2021, compared with $11.0 million for the comparable nine-month period ended September 30, 2020. Included in noninterest income for the nine months ended September 30, 2021 and September 30, 2020 were $0.9 million and $2.3 million, respectively, of PPP loan referral fee income generated by BoeFly. Also included in noninterest income for the nine months ended September 30, 2021 was $0.7 million on a gain on sale of branches and a $0.2 million gain on sale/redemption of investment securities. Excluding these items, noninterest income increased by $1.8 million when compared to the comparable nine-month period ended September 30, 2020. The increase was primarily attributable to an increase in net gains on sale of loans held-for-sale of $1.4 million and an increase in deposit, loan and other income of $1.0 million, partially offset by decreases in BOLI income of $0.2 million and an increase in net losses on equity securities of $0.5 million.

Noninterest Expenses

Noninterest expenses totaled $28.2 million for the three months ended September 30, 2021, compared with $26.5 million for the comparable three-month period ended September 30, 2020. Noninterest expenses increased $1.7 million when compared to the comparable three-month period ended September 30, 2020. The increase was primarily attributable to increases in salaries and employee benefits of $1.6 million, other expenses of $1.2 million, professional and consulting expenses of $0.3 million, marketing and advertising $0.1 million and data processing expenses of $0.1 million, partially offset by decreases in occupancy and equipment expenses of $0.9 million, FDIC insurance expense of $0.6 million and amortization of core deposit intangibles of $0.1 million.

Noninterest expenses totaled $80.9 million for the nine months ended September 30, 2021, compared with $94.6 million for the comparable nine-month period ended September 30, 2020. Included in noninterest expenses for the nine months ended September 30, 2020 were $14.6 million in merger and restructuring expenses and $2.3 million in expenses related to the BoeFly acquisition. Excluding these items, noninterest expenses increased $3.3 million when compared to the comparable nine-month period ended September 30, 2020. The increase was primarily attributable to increases in salaries and employee benefits of $3.5 million, other expenses of $1.5 million, professional and consulting expenses of $1.1 million and data processing expenses of $0.2 million, partially offset by decreases in occupancy and equipment expense of $1.3 million, FDIC insurance expense of $1.0 million, amortization of core deposit intangibles of $0.4 million and marketing and advertising expense of $0.1 million.

Income Taxes

Income tax expense was $10.9 million for the three months ended September 30, 2021, compared to $7.8 million for the comparable three-month period ended September 30, 2020. The increase in income tax expense was the result of higher income before taxes. The effective tax rate for the three months ended September 30, 2021 and September 30, 2020 was 25.3% and 23.9%, respectively. The higher effective tax rate during the third quarter 2021 when compared to the third quarter of 2020 resulted from a lower proportion of income from non-taxable sources.

Income tax expense was $32.4 million for the nine months ended September 30, 2021, compared to $11.3 million for comparable nine-month period ended September 30, 2020.  The increase in income tax expense was the result of higher income before taxes. The effective tax rate for the nine months ended September 30, 2021 was 25.0% versus 19.9% for the prior-year period. The higher effective tax rate during the third quarter of 2021 when compared to the third quarter of 2020 resulted from a lower proportion of income from non-taxable sources.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

	September 30, 2021		December 31, 2020		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)

Commercial (1)	$1,325,488	20.1%	$1,521,967	24.4%	$(196,479)

Commercial real estate	4,436,626	67.3	3,783,550	60.6	653,076

Commercial construction	552,896	8.4	617,747	9.8	(64,851)

Residential real estate	270,793	4.1	322,564	5.1	(51,771)

Consumer	2,093	0.1	1,853	0.1	240

Gross loans	$6,587,896	100.0%	$6,247,681	100.0%	$340,215

(1)       Included in commercial loans as of September 30, 2021 and December 31, 2020 were PPP loans of $177.8 million and $397.5 million, respectively.

As of September 30, 2021, gross loans totaled $6.6 billion, an increase of $340.2 million, or 5.4%, as compared to December 31, 2020. Net loan growth was primarily attributable to increases in the commercial real estate segment of $653.1 million, offset by decreases in the commercial segment of $196.5 million, which primarily resulted from PPP loan forgiveness, decreases in commercial construction of $64.9 million and decreases in residential real estate of $51.8 million.

Allowance for Credit Losses and Related Provision

As of January 1, 2021, the Company adopted the CECL accounting standard. As of September 30, 2021, the Company’s ACL for loans was $78.0 million, a decrease of $1.2 million from $79.2 million December 31, 2020. The decrease was attributable to a release of credit losses of approximately $6.0 million, net charge-offs of $1.8 million, partially offset by a provision of $6.6 million resulting from the “Day 1” effect of the adoption of the CECL accounting.

The provision for (reversal of) credit losses, which includes provision for unfunded commitments, for the three and nine months ended September 30, 2021 was $1.1 million and $(6.3) million, respectively, compared to $5.0 million and $36.0 million, for the three and nine months ended September 30, 2020, respectively. The decrease in provision for credit losses was the result of an improved macroeconomic outlook as of September 30, 2021 when compared to January 1, 2021, the day the Company adopted CECL. The prior year provision in the three and nine months ended September 30, 2020, was primarily due to the significant economic slowdown due to the COVID-19 pandemic.

There were $1.6 million and $1.8 million in net loan charge-offs during the three and nine months ended September 30, 2021, compared with $(0.5) million and $-0- in net loan recoveries during the three and nine months ended September 30, 2020, respectively. The current quarter included a $1.4 million charge-off of a commercial real estate loan that previously had a specific credit reserve. The ACL as a percentage of loans receivable was to 1.19% as of September 30, 2021 compared to 1.27% as of December 31, 2020. Excluding the impact of PPP loans in the calculation of the ACL as a percentage of loans receivable, the ratio is 1.22% as of September 30, 2021, compared to 1.36% as of December 31, 2020. PPP loans do not have allowance for credit losses attributable to them, as they are assumed to be fully guaranteed by the SBA.

The level of the ACL for the respective periods of 2021 and allowance for loan losses for 2020 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of September 30, 2021 is adequate to cover expected credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL are presented in the following table for the periods indicated.

	Three Months Ended September 30,
	2021	2020(1)
	(dollars in thousands)
Average loans receivable at end of period	$6,449,726	$6,277,671
Analysis of the ACL:
Balance – beginning of period	$78,684	$68,724
Charge-offs:
Commercial	(254)	(48)
Commercial real estate	(1,473)	-
Residential real estate	-	(209)
Total charge-offs	(1,727)	(257)
Recoveries:
Commercial	1	-
Commercial real estate	85	800
Residential real estate	20
Consumer	7	-
Total recoveries	113	800
Net loan (charge-offs) recoveries	(1,614)	543
Provision for credit losses (loans)	916	5,000
Balance - end of period	$77,986	$74,267
Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.10%	(0.03)%
Loans receivable	$6,576,439	$6,251,051
ACL as a percentage of loans receivable	1.19%	1.19%

	Nine Months Ended September 30,
	2021	2020(1)
	(dollars in thousands)
Average loans receivable at end of period	$6,314,433	$6,192,822
Analysis of the ACL:
Balance - beginning of quarter	$79,226	$38,293
CECL Day 1 Adjustment	6,557	-
Balance – January 1, 2021 (as adjusted)	85,783	38,293
Charge-offs:
Commercial	(304)	(552)
Commercial real estate	(1,628)	-
Residential real estate	(7)	(278)
Consumer	-	(3)
Total charge-offs	(1,939)	(833)
Recoveries:
Commercial	74	2
Commercial real estate	85	802
Residential real estate	20	-
Consumer	9	3
Total recoveries	188	807
Net loan charge-offs	(1,751)	(26)
(Reversal of) provision for credit losses (loans)	(6,046)	36,000
Balance - end of period	$77,986	$74,267
Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.04%	0.00%
Loans receivable	$6,576,439	$6,251,051
ACL as a percentage of loans receivable	1.19%	1.19%

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

Nonperforming assets include nonaccrual loans and other real estate owned. Nonaccrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of uncollectible amounts of loans at the point they become past due 90 days. Performing troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate below the current market rate for new debt with similar risks or modified repayment terms and are performing under the restructured terms.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Nonaccrual loans	$65,959	$61,696
OREO	-	-
Total nonperforming assets (1)	$65,959	$61,696

Performing TDRs	$41,256	$23,655

Loans 90 days or greater past due and still accruing (non PCD)	$-	$-

Loans 90 days or greater past due and still accruing (PCD)	$14,683	$12,821

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	1.00%	0.99%
Nonperforming assets to total assets	0.83	0.82
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.85	1.57

During the nine months ended September 30, 2021, the Bank designated approximately $40.7 million as TDRs. The increase in that designation was mainly attributable to maturity extensions and interest rate reductions in the commercial real estate segment. The majority of these loans were previously on deferment, and were subsequently designated TDRs once the deferral periods ended.

Investment Securities

As of September 30, 2021, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended September 30, 2021, average securities increased by $39.2 million to approximately $459.6 million, or 6.3% of average total interest-earning assets, from approximately $420.4 million, or 6.0% of average interest-earning assets, for the comparable period in 2020.

As of September 30, 2021, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $1.5 million as compared with net unrealized gains of $7.9 million as of December 31, 2020. The decrease in unrealized gains is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an ACL for available-for-sale as of September 30, 2021.

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

We currently utilize net interest income (“NII”) simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2021 and December 31, 2020, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2021, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.23%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.80%. As of December 31, 2020, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.70%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.18%.

Based on our model, which was run as of September 30, 2021, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 9.39%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.72%. As of December 31, 2020, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.89%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 8.56%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2021, would decline by 0.61% with an instantaneous rate shock of up 200 basis points, and decrease by 1.30% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2020, would decline by 7.76% with an instantaneous rate shock of up 200 basis points, and increase by 5.70% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of September 30, 2021.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,083,143	$(24,967)	(2.25)	+300	$264,965	$11,837	4.68
+200	1,101,319	(6,791)	(0.61)	+200	261,300	8,172	3.23

+100	1,107,326	(784)	(0.07)	+100	257,096	3,968	1.57
0	1,108,110	-	-	-	253,128	-	-
-100	1,093,701	(14,409)	(1.30)	-100	238,450	(14,678)	(5.80)

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

As of September 30, 2021, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2021, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $800.4 million, which represented 10.1% of total assets and 12.0% of total deposits and borrowings, compared to $697.4 million as of December 31, 2020, which represented 9.2% of total assets and 10.9% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2021, had the ability to borrow $2.0 billion. In addition, as of September 30, 2021, the Bank had in place borrowing capacity of $25.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $3.1 million. As of September 30, 2021, the Bank had aggregate available and unused credit of approximately $1.2 billion, which represents the aforementioned facilities totaling $2.0 billion net of $760.3 million in outstanding borrowings and letters of credit. As of September 30, 2021, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $413.2 million as of September 30, 2021, increasing by $109.4 million from $303.8 million as of December 31, 2020.  Operating activities provided $154.6 million in net cash.  Investing activities used $352.7 million in net cash, primarily reflecting an increase in loans.  Financing activities provided $307.5 million in net cash, primarily reflecting a net increase in deposits of $440.9 million, net proceeds raised from the issuance of preferred stock of $110.9 million and a decrease in net borrowings of $172.7 million.

Deposits

The following table sets forth the composition of our deposit base by the periods indicated.

	September 30, 2021		December 31, 2020		Amount Increase/ (Decrease)
	Amount	%	Amount	%	2021 vs. 2020
	(dollars in thousands)
Demand, noninterest-bearing	$1,500,754	23.5%	$1,339,108	22.5%	$161,646
Demand, interest-bearing	3,264,966	51.0	2,861,820	48.0	403,146
Savings	410,707	6.4	294,163	4.9	116,544
Time	1,221,911	19.1	1,464,133	24.6	(242,222)
Total deposits	$6,398,338	100.0%	$5,959,224	100.0%	$439,114

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of September 30, 2021 was 2.98%.

During September 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance to, but excluding, September 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on September 15 and December 15 of each year, commencing December 15, 2020. From and including September 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

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

During September 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”). As of December 31, 2020, the 2015 Notes had a stated maturity of July 1, 2025, and bore interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2020, the variable interest rate was 4.16% and all costs related to 2015 issuance have been amortized. The 2015 Notes were redeemed in full on January 1, 2021.

Stockholders’ Equity

The Company’s stockholders’ equity was $1.1 billion as of September 30, 2021, an increase of $183.1 million from December 31, 2020. In August 2021, the Company raised $110.9 million, net of estimated issuance expenses, from the issuance of $115 million in 5.25% fixed rate, non-cumulative, perpetual preferred stock. This issuance is primarily reason for the overall increase in stockholders’ equity, coupled with increases in retained earnings of $82.0 million and additional paid-in capital of $2.0 million, partially offset by a decrease in accumulated other comprehensive income of $3.8 million and an increase in treasury stock of $8.0 million. As of September 30, 2021, the Company’s tangible common equity ratio and tangible book value per share were 9.95% and $19.43, respectively. As of December 31, 2020, the tangible common equity ratio and tangible book value per share were 9.50% and $17.49, respectively. Total goodwill and other intangible assets were approximately $217.9 million as of September 30, 2021 and $219.3 million as of December 31, 2020.

	September 30,	December 31,
	2021	2020
	(dollars in thousands, except for share and per share data)
Common equity	$987,506	$915,310
Less: intangible assets	217,852	219,349
Tangible common stockholders’ equity	$769,654	$695,961
Total assets	$7,949,514	$7,547,339
Less: intangible assets	217,852	219,349
Tangible assets	$7,731,662	$7,327,990
Common stock outstanding as of period end	39,602,199	39,785,398
Tangible common equity ratio (1)	9.95%	9.50%
Book value per common share	$24.94	$23.01
Less: intangible assets	5.51	5.52
Tangible book value per common share	$19.43	$17.49

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2021 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Tier 1 leverage capital	$882,884	11.60%	$304,431	4.00%	N/A	N/A
CET I risk-based ratio	766,802	10.73	321,617	4.50	N/A	N/A
Tier 1 risk-based capital	882,884	12.35	428,823	6.00	N/A	N/A
Total risk-based capital	1,110,870	15.54	571,764	8.00	N/A	N/A

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)

Tier 1 leverage capital	$862,103	11.33%	$304,414	4.00%	$380,517	5.00%
CET I risk-based ratio	862,103	12.06	321,610	4.50	464,548	6.50
Tier 1 risk-based capital	862,103	12.06	428,814	6.00	571,752	8.00
Total risk-based capital	972,339	13.61	571,752	8.00	714,689	10.00

 N/A - not applicable

As of September 30, 2021, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them.  The lowest ratio as measured against the capital conservation buffers, at the Company was the CET1 Risk Based Ratio, which was 3.73% above the minimum buffer ratio, and, at the Bank was the Total Risk Based Capital Ratio, which was 3.11% above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity”

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment designating the 5.25% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, of the Company, filed with the Department of the Treasury of the State of New Jersey and effective August 17, 2021(incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed on August 19, 2021). (1)
4.1

Specimen of the Company’s 5.25% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on August 19, 2021). (1)

4.2

Deposit Agreement, dated as of August 19, 2021, among the Company, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein (1)

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibits 3.2, 4.1 and 4.2, respectively, to the Registrant’s Registration Statement on Form 8-A filed August 19, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: November 5, 2021		Date: November 5, 2021