Form 10-K
period 2021-12-31
ConnectOne Bancorp, Inc.
filed 2022-02-25
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - $968.8 million.

Shares Outstanding on February 25, 2022
Common Stock, no par value: 39,605,913 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2022 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Item 1 - Business – Forward Looking Statements” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

CONNECTONE BANCORP, INC.

FORM 10-K

PART I

Item 1. Business

Forward Looking Statements

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of the COVID-19 pandemic and the government’s response to the pandemic on our operations as well as those of our clients and on the economy generally and in our market area specifically, (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact ConnectOne Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc. ConnectOne Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

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

On July 11, 2018, the Company entered into an Agreement and Plan of Merger with Greater Hudson Bank (“GHB”), under which GHB merged with and into ConnectOne Bank, with ConnectOne Bank as the surviving bank. This transaction was consummated effective January 2, 2019. As part of this merger, the Company acquired approximately $0.4 billion in loans, assumed approximately $0.4 billion in deposits and acquired seven branch offices located in Rockland, Orange and Westchester, Counties, New York.

On May 31, 2019, the Company, through the Bank, completed its purchase of New York/Boston-based BoeFly, LLC (“BoeFly”).  BoeFly’s online business lending marketplace helps connect small- to medium-size businesses, primarily franchisors and franchisees, with professional loan brokers and lenders across the United States. BoeFly operates as an independent brand and subsidiary of the Bank.

On January 2, 2020, the Company completed its in-market merger with Bergen County, New Jersey based Bancorp of New Jersey, Inc. (“BNJ”), pursuant to which BNJ merged with and into the Company, and BNJ’s bank subsidiary, Bank of New Jersey, merged with and into the Bank. All of BNJ’s offices were located in Bergen County, New Jersey. As part of this merger, the Company acquired approximately $0.8 billion in loans and assumed approximately $0.8 billion in deposits.

The Company’s primary activity, at this time, is to act as a holding company for the Bank and its other subsidiaries. As used herein, the term “Parent Corporation” shall refer to the Company on an unconsolidated basis.

The Company owns 100% of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. The trust exists for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in $5.2 million of junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) ASC 810-10 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income. See Note 9 of the Notes to Consolidated Financial Statements.

Except as described above, the Company’s wholly-owned subsidiaries are all included in the Company’s consolidated financial statements. These subsidiaries include BoeFly, an advertising subsidiary, an insurance subsidiary, and various investment subsidiaries which hold, maintain and manage investment assets for the Company. The Company’s subsidiaries also include a Real Estate Investment trust (the “REIT”) which holds a portion of the Company’s real estate loan portfolio. All subsidiaries mentioned above are directly or indirectly wholly owned by the Company, except that the Company owns less than 100% of the preferred stock of the REIT. A REIT trust must have 100 or more shareholders. The REIT has issued less than 20% of its outstanding non-voting preferred stock to individuals, primarily Bank personnel and directors.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at https://www.connectonebank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of conduct that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit/Risk Committee, Nominating and Corporate Governance Committee and Compensation Committee and the Company’s Corporate Governance Guidelines..

Additionally, the Company will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to ConnectOne Bancorp, Inc., Attention: Investor Relations, 301 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Narrative Description of the Business

ConnectOne Bancorp, Inc. is a modern financial services company with over $8.1 billion in assets. It operates through its bank subsidiary, ConnectOne Bank and the Bank’s fintech subsidiary Boefly.

ConnectOne Bank is a high-performing commercial bank offering a full suite of deposit and loan products and services to the general public primarily, to small and mid-sized businesses, local professionals and individuals residing, working and conducting business in the Northern New Jersey the New York Metropolitan area and the South Florida market served by our West Palm Beach Office. The bank's continuous investments in technology coupled with top talent allow ConnectOne to operate a "branch-lite" model, making for a highly efficient operating environment.

BoeFly, a wholly owned subsidiary of Connectone Bank, is a fintech marketplace that connects borrowers in the franchise space with funding solutions through a network of partner banks.

Our Market Area

ConnectOne Bank's offices are located primarily in the New York metro market  and span New Jersey, New York City, Long Island, and the Hudson Valley, including Rockland, Orange, and Westchester counties. Through high tech tools and service,  ConnectOne Bank is able to extend its reach supporting clients as they move into new markets, such as South Florida where we recently opened an office in West Palm Beach. Our market area includes some of the most affluent markets in the United States. The Bank's goal is to continue to expand and do business to support our clients as they grow. Advances in technology have created new delivery channels that allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. The Bank's experience has shown that the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

BoeFly operates out of its main offices in Boston, Massachusetts and New York, and has a nationwide presence through its digital business marketplace.

Products and Services

We derive a majority of our revenue from net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business clients, we provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, Treasury Direct, Automated Clearing House (“ACH”) origination, and mobile banking by phone. In addition, we offer safe deposit boxes. The Bank also offers remote deposit capture banking for business clients, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost.

Non-interest demand deposit products include “Totally Free Checking” and “Simply Better Checking” for Consumer clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both Consumer and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 31 days to 60 months and brokered certificates of deposit, which we use for asset liability management purposes and to supplement other sources of funding. CDARS/ICS Reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC network, formerly known as Promontory Interfinancial Network. Clients, who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate noninterest revenue through insufficient funds fees, stop payment fees, wire transfer fees, safe deposit rental fees, debit card income, including foreign ATM fees and credit and debit card interchange, and other miscellaneous fees. In addition, the Bank generates additional noninterest revenue associated with residential, commercial and Small Business Administration (“SBA”) loan originations and sales, loan servicing, late fees and merchant services.

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

During 2020 and 2021, we participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP provided funds to guarantee forgivable loans originated by depository institutions to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest) and currently not subject to any allocation of allowance for credit losses. An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed. If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. Among other things, the Economic Aid Act extended the PPP through March 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP loan. The Company participated in the extended PPP. Loans originated under the extended PPP have substantially the same terms as under the original PPP. As of December 31, 2021, the Company had $93.1 million in total PPP loans outstanding and not yet forgiven.

The Board of Directors has approved a credit policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, President, Chief Credit Officer, Senior Lending Officer, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, President, Chief Credit Officer and Senior Lending Officer) can approve loans up to $35 million in aggregate loan exposure with no policy exceptions and up to $30 million with policy exceptions. Furthermore, the Senior Lending Group has authority to approve unsecured loan amounts without policy exceptions up to $10 million and up to $5 million with an exception. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. To promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with higher net worth and income profiles. The Bank generally requires loan clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for credit losses) for most loans ($145.9 million) and 25% of the capital base for loans secured by readily marketable collateral ($243.2 million). As of December 31, 2021, the Bank’s largest committed relationship (to several affiliated borrowers) was $103.2 million and single largest loan outstanding was $70.5 million.

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

Competition

The banking business is highly competitive. We face substantial immediate competition and potential future competition both in attracting deposits and in originating loans. We compete with numerous commercial banks, savings banks and savings and loan associations, many of which have assets, capital and lending limits larger than those that we have. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities. In addition, the banking industry in general faces competition for deposit, credit and money management products from non-bank technology firms, or fintech companies, which may offer products independently or through relationships with insured depository institutions.

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

As of December 31, 2021, we had 434 full-time employees, and 4 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through our technology and teamwork, we were able to transition, over a short period of time, substantially all of our non-branch employees to a remote working environment while still servicing the needs of our clients.  Branch locations have operated in a variety of ways:  closed to lobby traffic, in person banking by appointment only, curbside banking and always with COVID safety protocols at the forefront. When we were able to resume substantial in office employee participation, we took a number of steps to protect the health and safety of our employees, including adhering to CDC and state guidelines for in office work (limiting occupancy in the buildings, social distancing, mask requirements, limiting in person meetings) We also developed COVID-19 protocols as a resources for all employees in the event someone was exposed. Currently, the Company is operating under a Company-wide “return-to-work” policy, and remains in compliance with any and all government requirements related to the pandemic.

Employee retention helps us operate efficiently and is key to our ability to compete against larger competitors.  We focus on promoting employees from within and leveraging their knowledge of the organization as we continue to grow our Bank.  In 2021, 66 employees were promoted into new roles.

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

The Holding Company Act prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than 5% of the voting stock of any other bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB, embodied in FRB regulations, provides that a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank(s) and to commit resources to support the subsidiary bank(s) in circumstances in which it might not do so absent that policy.

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

Certain of the regulations needed to implement the EGRRCPA have yet to be promulgated by the federal banking agencies, and others have not been fully implemented or enforced and so it is still uncertain how full implementation of the EGRRCPA will affect the Company and the Bank.

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

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Further, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by certain types of collateral with a market value ranging from 100% to 130% of the loan value, depending on the type of collateral, of the amount of the loan or extension of credit.

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

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).  Under the CARES Act, the effective date for the implementation of ASU No. 2016-13 was delayed until the earlier of the end of the health crises caused by the COVID-19 Pandemic or December 31, 2020. The Economic Aid Act then further delayed implementation until the earlier of the end of the health crises caused by the COVID-19 Pandemic or January 1, 2022. The final rule also provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Company adopted the CECL standard effective January 1, 2021.

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of EGRRCPA discussed above. Under the rule, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework or continue to measure capital under the existing Basel III requirements set forth in the New Rules. The new rule took effect January 1, 2020, and qualifying community banking organizations could elect to opt into the new community bank leverage ratio (“CBLR”) in their call report for the first quarter of 2020.

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

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.9 million and $4.0 million in total FDIC assessments in 2021 and 2020, respectively.

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

Among other requirements, the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	All financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	The Secretary of the Department of Treasury, in conjunction with other bank regulators, is authorized to issue regulations that provide for minimum standards with respect to client identification at the time new accounts are opened.

•	Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The United States Treasury Department has issued a number of implementing regulations which address various requirements of the USA PATRIOT Act and are applicable to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their clients.

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

The Parent Corporation has outstanding a series of perpetual preferred stock, our 5.25% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A. The rights of the preferred stockholders to receive dividends are senior to the rights of our common holders, although the preferred dividend rights are non-cumulative. Therefore, unless all dividends due on our outstanding preferred stock have been declared and paid for the most recent dividend period, we may not pay a dividend on our common stock or repurchase shares of our common stock.

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

Item 1A. Risk Factors

An investment in our securities involves risks. Stockholders should carefully consider the risks described below, together with all other information contained in this Annual Report on Form 10-K, before making any purchase or sale decisions regarding our securities. If any of the following risks actually occur, our business, financial condition or operating results may be harmed. In that case, the trading price of our securities may decline, and stockholders may lose part or all of their investment in our securities.

Risks Applicable to Our Business:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and its variants and related government actions taken to reduce the spread of the virus, including the initial closure of non-essential business and stay at home orders, and continuing restrictions on certain businesses, such as bars restaurants and gyms, have been weighing on the macroeconomic environment in our New Jersey/New York metropolitan market trade area, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures, even as certain of them have been eased, have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act and the Economic Aid Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, clients and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, clients or business partners, including but not limited:

o	to credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy and retail industries, but across other industries as well. As of December 31, 2021, the Bank had 1 loan on deferral for $0.5 million. Although nearly all of the loans receiving deferrals during 2021 have returned to normal repayment cycles, we can give you no assurance that these borrowers will be able to sustain repayment of their credits, or that other borrowers will not need/seek payment deferrals;

o	declines in collateral values;

o	third party disruptions, including outages at network providers and other suppliers;

o	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

o	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, new variants of the virus, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from growth. Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. The loss of members of our senior management team, including those officers named in the summary compensation table of our proxy statement, could have a material adverse effect on our results or operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent client relationships and to hire, train and manage our employees.

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

Our loan portfolio is made up largely of commercial real estate loans. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than do residential mortgage loans because of several factors, including dependence on the successful operation of a business or a project for repayment, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our clients or a significant default by our clients would materially and adversely affect us.

As of December 31, 2021, we had $5.3 billion of commercial real estate loans (nonowner-occupied, owner-occupied and multifamily), including commercial construction loans, which represented 77.3% of loans receivable. Concentrations in commercial real estate are also monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 468% of the Bank’s Tier 1 capital plus the allowance for credit losses on loans.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result may be more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

The impact of the COVID-19 pandemic on the metropolitan New York area commercial real estate market is uncertain, causing volatility in rents in certain core urban markets. Many other factors, including the exchange rate for the U.S. dollar, potential international trade tariffs, and changes in federal tax laws affecting the deductibility of state and local taxes and mortgage interest could negatively impact our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2021, we had $4.7 billion in commercial real estate loans outstanding. Approximately 58.5% of the loans, or $2.8 billion, had been originated in the past three years. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Our portfolio of loans secured by New York City taxi medallions could expose us to credit losses.

We maintain a credit exposure ($26.2 million carrying value as of December 31, 2021) of loans secured by New York City taxi medallions. The taxi industry in New York City is facing significant competition and pressure from technology-based ride share companies such as Uber and Lyft, as well as from the impact of the COVID-19 pandemic and the trend toward working from home as a mitigant to the pandemic. This has resulted in volatility in the pricing of medallions, and has impacted the earnings of many medallion holders, including our borrowers. Any further deterioration in the value of New York City taxi medallions, or in the medallion taxi industry in New York City, could expose us to additional losses through additional write downs on these loans.

The small-to medium-sized businesses that the Bank lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm our operating results.

The Bank targets its business development and marketing strategy primarily to serve the banking and financial services needs of small-to medium-sized businesses. These small-to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small-to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause the Bank to incur substantial credit losses that could negatively affect our results of operations and financial condition.

Our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients and caring about our clients and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

We face substantial competition in originating loans. This competition currently comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders, including online “fintech” companies. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

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

We have also been active in competing for New York and New Jersey governmental and municipal deposits. As of December 31, 2021, governmental and municipal deposits accounted for approximately $691.9 million in deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state-owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state-owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

In addition, the banking industry in general faces competition for deposit, credit and money management products from non-bank technology firms, or fintech companies, which may offer products independently or through relationships with insured depository institutions.

External factors, many of which we cannot control, may result in liquidity concerns for us.

Liquidity risk is the potential that the Bank may be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.

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

As of December 31, 2021, we had approximately $534.5 million in investment securities, available-for-sale. We may be required to record impairment charges on our investment securities if they suffer a decline in value below their amortized cost basis that is considered credit related. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

We may not be able to pay dividends on our common stock if we have not made required dividend payments on our outstanding, noncumulative preferred stock.

We have outstanding a series of perpetual preferred stock, our 5.25% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A. The rights of the preferred stockholders to receive dividends are senior to the rights of our common holders, although the preferred dividend rights are non-cumulative. Therefore, unless all dividends due on our outstanding preferred stock have been declared and paid for the most recent dividend period provided for under the terms of the preferred stock, we may not pay a dividend on our common stock or repurchase shares of our common stock.

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

Since January 1, 2019, we have acquired GHB, BoeFly and BNJ. To be successful as a larger institution, we must successfully integrate the operations and retain the clients of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

Future results of operations will depend in large part on our ability to successfully integrate the operations of the acquired institutions and retain the clients of those institutions. If we are unable to successfully manage the integration of the separate cultures, client bases and operating systems of the acquired institutions, and any other institutions that may be acquired in the future, our results of operations may be adversely affected.

In addition, to successfully manage substantial growth, we may need to increase noninterest expenses through additional personnel, leasehold and data processing costs, among others. In order to successfully manage growth, we may need to adopt and effectively implement policies, procedures and controls to maintain credit quality, control costs and oversee our operations. No assurance can be given that we will be successful in this strategy.

We may be challenged to successfully manage our business as a result of the strain on management and operations that may result from growth. The ability to manage growth will depend on our ability to continue to attract, hire and retain skilled employees. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent client relationships and to hire, train and manage employees.

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

Hurricanes and other weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and credit losses. Finally, health related events, such as a viral pandemic, could adversely affect the business of our clients and our local economies, thereby adversely affecting our results of operations.

The Company will be subject to heightened regulatory requirements if total assets exceed $10 billion.

The Company’s total assets were $8.1 billion as of December 31, 2021. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, and reduced debit card interchange fees all of which increase operating costs and reduce earnings.

As the Company approaches $10 billion in total consolidated assets, additional costs have been incurred to prepare for the implementation of these imposed requirements. The Company may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with the new statutory and regulatory requirements under the Dodd-Frank Act. Further, Federal financial regulators may require accelerated actions and investments to prepare for compliance before $10 billion in total consolidated assets is exceeded, and may suspend or delay certain regulatory actions, such as approving a proposed merger, if preparations are deemed inadequate. Upon reaching this threshold, the Company faces the risk of failing to meet these requirements, which may negatively impact results of operations and financial condition.

Reforms to and uncertainty regarding LIBOR may adversely affect the business.

In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The U.S. bank regulatory agencies have directed U.S. insured depository institutions to cease using LIBOR in new loan or other financial agreements effective December 31, 2021. Certain LIBOR maturity rates will no longer be published after December 31, 2021, with publication of the remaining maturity rates ending in 2023.The Federal Reserve Bank commenced publication of SOFR rates on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.

Risks Applicable to the Banking Industry Generally:

Our allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for credit losses and to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance may not be sufficient to cover losses in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance and may require an increase in our allowance for credit losses. Further increases to the allowance could adversely affect our earnings.

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2021, a 200-basis point increase in interest rates would have resulted in our economic value of portfolio equity increasing by approximately $2.9 million or 0.24%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

For example, the Dodd-Frank Act may result in substantial new compliance costs. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Ultimately, final implementation the Dodd-Frank Act could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•	A new independent consumer financial protection bureau was established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, financial institutions with less than $10.0 billion in total assets, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	The act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, originators must make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the Consumer Financial Protection Bureau (“CFPB”) to adopt a definition. A rule issued by the CFPB sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest-only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans. Finally, residential mortgage loans originated by an institution with less than $10 billion in total assets meeting certain other criteria are also deemed Qualified Mortgage Loans. Although the majority of residential mortgages historically originated by the Bank would qualify as Qualified Mortgage Loans, the Bank has also made, and may continue to make in the future, residential mortgage loans that will not qualify as Qualified Mortgage Loans. These loans may expose the Bank to greater losses, loan repurchase obligations, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability to repay rule on originating the loan.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years and assessing the probable impact on our operations. However, the ultimate effect of certain of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	Telecommunications;

•	Data processing;

•	Automation;

•	Internet-based banking, including personal computers, mobile phones and tablets;

•	Debit cards and so-called “smart cards”;

•	Remote deposit capture;

•	Cryptocurrency; and

•	Use of Blockchain.

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business clients via our website, www.cnob.com, including Internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches, which could expose us to claims by clients or other third parties and damage our reputation. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates eight banking offices in Bergen County, NJ, in Fort Lee, Englewood Cliffs, Englewood, Hackensack, Cresskill, Haworth, Ridgewood and Saddle River; five banking offices in Union County, NJ, consisting of two offices in Union Township, and one office each in Springfield Township, Berkeley Heights, and Summit; one banking office in Morristown in Morris County, NJ; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Holmdel in Monmouth County, one banking office in the borough of Manhattan in New York City, one office in Melville, Nassau County on Long Island, one in Astoria, Queens and five branches in the Hudson Valley, including in White Plains and Tarrytown, in Westchester County, New York, Bardonia and Blauvelt, in Rockland County, New York and in Middletown, in Orange County, New York, and one financial center in West Palm Beach in Palm Beach County, FL. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased operating locations.

Banking Office Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028
12 East Palisade Avenue, Englewood, NJ	Term expires July 2022
156 Piermont Rd, Cresskill, NJ	Term expires July 2022
899 Palisade Avenue, Fort Lee, NJ	Term expires August 2022
142 John Street, Hackensack, NJ	Term expires December 2026
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2024
71 East Allendale Road, Saddle River, NJ	Term expires May 2032
356 Chestnut Street, Union, NJ	Term expires May 2027
545 Morris Avenue, Summit, NJ	Term expires February 2024
217 Chestnut Street, Newark, NJ	Term expires December 2024
5914 Park Avenue, West New York, NJ	Term expires September 2023
963 Holmdel Road, Holmdel, NJ	Term expires September 2026
551 Madison Avenue, Suite 202, NY, NY	Term expires October 2028
48 South Service Rd, 2nd Fl, Melville, NY	Term Expires July 2025
36-19 Broadway, Astoria, NY	Term Expires August 2028
485 Schutt Rd, Middletown, NY	Term Expires October 2025
715 Route 304, Bardonia NY	Term Expires August 2028
567 North Broadway, White Plains NY	Term Expires December 2028
155 White Plains Rd., Tarrytown NY	Term Expires December 2026
170 East Erie St, Blauvelt NY	Term Expires February 2028

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2021, the Company had 686 stockholders of record, excluding beneficial owners for whom Cede & Company or others act as nominees.

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions.

In March 2019, the Board of Directors of the Company approved a share repurchase program for up to 1,200,000 shares. In September 2021, the Board of Directors had authorized the repurchase of up to an additional 2,000,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated share purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2021, the Company repurchased a total of 330,541 shares. As of December 31, 2021, shares remaining for repurchase under the program were 2,274,748.

The following table details share repurchases for the year 2021:

	Shares Authorized	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
					605,289
First quarter 2021	-	93,629	$25.72	688,340	511,660
Second quarter 2021	-	-	-	688,340	511,660
Third quarter 2021	2,000,000	196,069	28.71	884,409	2,315,591
Fourth quarter 2021	-	40,843	33.22	925,252	2,274,748

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 18 and Note 21 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2016 through December 31, 2021.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.
NASDAQ AND KBW BANK INDEX

Total Return Performance
Index Value
350
325
300
275
250
225
200
175
150
125
100
75
50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
ConnectOne Bancorp, Inc.
Nasdaq Composite
KBW Bank Index

Assumes $100 Invested on December 31, 2016, with Dividends Reinvested
Year Ended December 31, 2021

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
ConnectOne Bancorp, Inc.	100.00	100.47	72.91	103.18	81.09	136.12
NASDAQ	100.00	129.73	126.08	172.41	250.08	305.63
KBW Bank Index	100.00	128.51	152.41	125.42	170.72	171.55

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2021 and 2020 and the selected consolidated summary of income data for the years ended December 31, 2021, 2020 and 2019 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2019 and the selected consolidated summary of income data have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	As of and for the years ended December 31,
($ in thousands except per share amounts)	2021	2020	2019
Selected Statement of Financial Condition Data
Total assets	$8,129,480	$7,547,339	$6,174,032
Loans receivable	6,828,622	6,236,307	5,113,527
Allowance for credit losses - loans	78,773	79,226	38,293
Investment securities	534,507	487,955	404,701
Goodwill and other intangible assets	217,369	219,349	168,034
Borrowings	468,193	425,954	500,293
Subordinated debt (net of issuance costs)	152,951	202,648	128,885
Deposits	6,332,953	5,959,224	4,767,542
Tangible common stockholders’ equity(1)	795,916	695,961	563,156
Total stockholders’ equity	1,124,212	915,310	731,190
Average total assets	7,735,228	7,453,474	6,014,535
Average common stockholders’ equity	965,995	880,720	705,496
Common Dividends
Cash dividends paid on common stock	$17,493	$14,317	$12,160
Common dividend payout ratio	13.60%	20.08%	16.57%
Cash dividends per common share	$0.48	$0.27	$0.36

Selected Statement of Income Data
Interest income	$301,738	$308,200	$271,484
Interest expense	(38,860)	(70,209)	(85,165)
Net interest income	262,878	237,991	186,319
Reversal of (Provision for) credit losses	5,500	(41,000)	(8,100)
Net interest income after provision for credit losses	268,378	196,991	178,219
Noninterest income	15,691	14,400	8,035
Noninterest expense	(109,011)	(121,001)	(92,228)
Income before income tax expense	175,058	90,390	94,026
Income tax expense	(44,705)	(19,101)	(20,631)
Net income	130,353	71,289	73,395
Preferred stock dividends	1,717	-	-
Net income available to common stockholders	$128,636	$71,289	$73,395

(1)	This measure is not recognized under generally accepted accounting principles in the United States (“GAAP”) and is therefore considered to be a non-GAAP financial measure. See –“Non-GAAP Reconciliation Table” for a reconciliation of this measure to its most comparable GAAP measure.

	As of and for the years ended December 31,
	2021	2020	2019
Per Common Share Data
Basic earnings per share	$3.24	$1.80	$2.08
Diluted earnings per share	3.22	1.79	2.07
Book value per common share	25.61	23.01	20.85
Tangible book value per common share(1)	20.12	17.49	16.06

Selected Performance Ratios
Return on average assets	1.69%	0.96%	1.22%
Return on average common stockholders’ equity	13.32	8.09	10.40
Return on average tangible common equity(1)	17.21	10.80	13.61
Net interest margin	3.66	3.46	3.35

Selected Asset Quality Ratios
As a % of Loans Receivable:
Nonaccrual loans (excluding loans held-for-sale)	0.90%	0.99%	0.97%
Loans 90 days or greater past due and still accruing	0.20	0.21	0.06
Performing TDRs	0.64	0.38	0.42
Allowance for credit losses - loans	1.15	1.27	0.75

Nonperforming assets(2) to total assets	0.76%	0.82%	0.80%
Allowance for credit losses for loans to nonaccrual loans	127.7	128.4	77.4
Net loan charge-offs to average loans	0.03	0.00	0.09

Company Capital Ratios
Leverage ratio	11.65%	9.51%	9.54%
Common equity Tier 1 risk-based ratio	10.64	10.79	9.95
Risk-based Tier 1 capital ratio	12.19	10.87	10.04
Risk-based capital ratio	15.26	15.08	12.96
Tangible common equity to tangible assets(1)	10.06	9.50	9.38

__________________________

(1)	These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”) and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Reconciliation Table” for a reconciliation of these measurers to their most comparable GAAP measures.
(2)	Nonperforming assets are defined as nonaccrual loans and other real estate owned.

Non-GAAP Reconciliation Table ($ in thousands, except per share amounts)

	As of December 31,
	2021	2020	2019
Tangible common equity and tangible common equity/tangible assets
Stockholders equity	$1,124,212	$915,310	$731,190
Less: Preferred stock	110,927	-	-
Common stockholders equity	$1,013,285	$915,310	$731,190
Less: Goodwill and other intangible assets	217,369	219,349	168,034
Tangible common stockholders’ equity	$795,916	$695,961	$563,156

Total assets	$8,129,480	$7,547,339	$6,174,032
Less: goodwill and other intangible assets	217,369	219,349	168,034
Tangible assets	$7,912,111	$7,327,990	$6,005,998

Tangible common equity ratio	10.06%	9.50%	9.38%

Tangible book value per common share
Book value per common share	$25.61	$23.01	$20.85
Less: goodwill and other intangible assets	5.49	5.52	4.79
Tangible book value per common share	$20.12	$17.49	$16.06

Return on average tangible common equity
Net income available to common stockholders	$128,636	$71,289	$73,395

Average stockholders’ equity	$1,007,023	$880,720	$705,496
Less: average preferred stock	41,028	-	-
Average common stockholders’ equity	965,995	880,720	705,496
Less: goodwill and other intangible assets	218,417	220,570	166,116
Average tangible common stockholders’ equity	$747,578	$660,150	$539,380

Return on average common stockholders’ equity	13.32%	8.09%	10.40%

Return on average tangible common stockholders’ equity	17.21%	10.80%	13.61%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision and income taxes. For information on our significant accounting policies, see Note 1a in the Notes to Consolidated Financial Statements.

Allowance for Credit Losses and Related Provision

The allowance for credit losses is an estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date.   The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statements of Condition.

Expected credit losses of financial assets are measured on a collective (pool) basis when similar risk characteristic(s) exist.  If the Company determines that a financial asset does not share risk characteristics with other financial assets, the Company shall evaluate the financial asset for expected credit losses on an individual basis. Financial assets are assessed once, either through collective assessments or individual assessments.  Standard expected losses are evaluated on a collective, or pool, basis when financial assets share similar risk characteristics. For pooled loan segments, utilizing a quantitative analysis, the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.

Financial assets may be segmented based on one characteristic, or a combination of characteristics. Examples of risk characteristics relevant to the Company’s evaluation included, but were not limited to: (1) internal or external credit scores or credit ratings, (2) risk ratings or classifications, (3) financial asset type, (4) collateral type, (5) size, (6) effective interest rate, (7) term, (8) geographical location, (9) industry of the borrower and (10) vintage. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. Such agencies may require us to make additional provisions for credit losses based upon information available to them at the time of their examination.  All of the factors considered in the analysis of the adequacy of the allowance for credit losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 1a of the Notes to Consolidated Financial Statements.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Note 1 (under the caption “Use of Estimates”) and Note 10 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Overview and Strategy

We serve as a holding company for the Bank, which is our primary asset and only operating subsidiary. We follow a business plan that emphasizes the delivery of customized banking services in our market area to clients who desire a high level of personalized service and responsiveness. The Bank conducts a traditional banking business, making commercial loans, consumer loans and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies upon deposits as the primary funding source for its assets. The Bank offers traditional deposit products.

Many of our clients relationships start with referrals from existing clients. We then seek to cross sell our products to clients to grow the client relationship. For example, we will frequently offer an interest rate concession on credit products for clients that maintain a noninterest-bearing deposit account at the Bank. This strategy has helped maintain our funding costs and the growth of our interest expense even as we have substantially increased our total deposits. It has also helped fuel our significant loan growth. We believe that the Bank’s significant growth and increasing profitability demonstrate the need for and success of our brand of banking.

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

General

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2021 and 2020 and results of operations for each of the years in the three-year period ended December 31, 2021. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income available to common stockholders for the year ended December 31, 2021 was $128.6 million, an increase of $57.3 million, or 80.4%, compared to net income of $71.3 million for 2020. Diluted earnings per share were $3.22 for 2021, a 79.9% increase from $1.79 for 2020.

The change in net income from 2020 to 2021 was attributable to the following:

•	Decreased provision for credit losses of $46.5 million. The decrease was primarily due to elevated provision for loan losses during 2020 due to the economic uncertainties surrounding COVID-19 pandemic.
•	Increase in net interest income of $24.9 million.
•	Increase in noninterest income of $1.3 million, primarily due to increases in net gains on loans held for sale of $1.7 million, gain on sale of branches of $0.7 million and net gains on sale/redemption of investment securities of $0.2 million, offset by decreases in deposit, loan and other income of $0.5 million, income on bank owned life insurance of $0.2 million and net gains on equity securities of $0.6 million. The increase in net gains on loans held-for-sale resulted from mortgage loan sales, SBA loan sales and elevated commercial loan sales. The increase in gain on sale of branches was the result of the Bank selling two branches during the first quarter of 2021 related to the BNJ acquisition.
•	Decrease in noninterest expenses of $12.0 million, primarily due to decreases in merger expenses of $14.6 million, change in value of acquisition price of $2.3 million, occupancy and equipment of $2.2 million, and FDIC insurance of $1.3 million, partially offset by increases in salaries and employee benefits of $5.5 million, other expenses of $2.6 million and professional and consulting of $0.9 million.
•	Increase in income tax expense of $25.6 million resulting primarily from a higher percentage of income being derived from taxable sources.

Net income for the year ended December 31, 2020 was $71.3 million, a decrease of $2.1 million, or 2.9%, compared to net income of $73.4 million for 2019. Diluted earnings per share were $1.79 for 2020, a 13.5% decrease from $2.07 for 2019.

The change in net income from 2019 to 2020 was attributable to the following:

•	Increased provision for credit losses of $32.9 million was primarily due to the continued economic uncertainties associated with the COVID-19 pandemic.
•	Increase in noninterest expenses of $28.8 million, primarily due to an increase in salaries and employee benefits of $9.9 million, merger expenses of $5.7 million, occupancy and equipment expense of $4.2 million and professional and consulting expenses of $1.9 million. These increases are mainly attributable to the acquisition of BNJ. Additionally, the Company saw an increase in value of acquisition price of $2.3 million related to its BoeFly acquisition.

•	Increased net interest income of $51.7 million primarily due to the acquisition of BNJ and an 11-basis point widening of the net interest margin.
•	Increase in noninterest income of $6.4 million primarily resulting from an increase in deposit, loan, and other income, increase in bank owned life insurance and net gains on sale of loans held-for-sale.
•	Decrease in income tax expense of $1.5 million resulting primarily from a decrease in income from taxable sources.

Net Interest Income

Fully taxable equivalent net interest income for 2021 totaled $264.7 million, an increase of $24.8 million, or 10.3%, from 2020. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 4.2% to $7.2 billion and a widening of 20 basis-points in the net interest margin. The widening of the net interest margin was mainly attributable to lower cost of funds, offset by higher average cash balances and lower yields on loans and securities. Average total loans, which includes loans held-for-sale, increased by 3.6% to $6.4 billion in 2021 from $6.2 billion in 2020. The increase in average total loans is primarily attributable to higher, non PPP, loan originations.

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

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2021, 2020 and 2019 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2021			2020			2019
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$464,342	$7,455	1.61%	$444,070	$9,996	2.25%	$478,478	$13,885	2.90%
Loans receivable and loans held-for-sale (2) (3) (4)	6,419,610	294,686	4.59%	6,198,753	297,756	4.80%	5,049,458	256,299	5.08%
Federal funds sold and interest-earning deposits with banks	322,692	405	0.13%	267,824	694	0.22%	55,819	1,167	2.09%
Restricted investment in bank stocks	20,797	971	4.67%	27,185	1,642	6.04%	27,389	1,778	6.49%
Total interest-earning assets	7,227,441	303,517	4.20%	6,937,832	310,088	4.47%	5,611,144	273,129	4.87%
Noninterest-earning assets:
Allowance for credit losses	(79,863)			(59,271)			(37,433)
Noninterest-earning assets	587,650			574,913			440,824
Total assets	$7,735,228			$7,453,474			$6,014,535

LIABILITIES & STOCKHOLDERS’ EQUITY
Time deposits	$1,300,270	14,813	1.14%	$1,792,568	34,813	1.94%	$1,549,700	37,177	2.40%
Other interest-bearing deposits	3,451,765	9,955	0.29%	2,819,908	17,573	0.62%	2,267,812	28,393	1.25%
Total interest-bearing deposits	4,752,035	24,768	0.52%	4,612,476	52,386	1.14%	3,817,512	65,570	1.72%

Borrowings	318,700	5,300	1.66%	537,773	8,435	1.57%	502,314	12,079	2.40%
Subordinated debentures	153,199	8,669	5.66%	169,139	9,254	5.47%	128,708	7,371	5.73%
Capital lease obligation	2,041	123	6.03%	2,233	134	6.00%	2,414	145	6.01%
Total interest-bearing liabilities	5,225,975	38,860	0.74%	5,321,621	70,209	1.32%	4,450,948	85,165	1.91%
Noninterest-bearing deposits	1,454,148			1,195,547			819,917
Other liabilities	48,082			55,586			38,174
Stockholders’ equity	1,007,023			880,720			705,496
Total liabilities and stockholders’ equity	$7,735,228			$7,453,474			$6,014,535

Net interest income/interest rate spread (5)		264,657	3.46%		239,879	3.15%		187,964	2.96%
Tax-equivalent adjustment		(1,779)			(1,888)			(1,645)
Net interest income as reported		$262,878			$237,991			$186,319
Net interest margin (6)			3.66%			3.46%			3.35%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 21% federal tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2021/2020 Increase (Decrease) Due to Change in:			2020/2019 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(dollars in thousands)
Interest income:
Investment securities:	$325	$(2,866)	$(2,541)	$(775)	$(3,114)	$(3,889)
Loans receivable and loans held-for-sale	10,138	(13,208)	(3,070)	55,206	(13,749)	41,457
Federal funds sold and interest-earnings deposits with banks	69	(358)	(289)	549	(1,022)	(473)
Restricted investment in bank stocks	(298)	(373)	(671)	(12)	(124)	(136)
Total interest income:	$10,234	$(16,805)	$(6,571)	$54,968	$(18,009)	$36,959

Interest expense:
Savings, NOW, money market, interest checking	$1,822	$(9,440)	$(7,618)	$3,441	$(14,261)	$(10,820)
Time deposits	(5,608)	(14,392)	(20,000)	4,717	(7,081)	(2,364)
Borrowings and subordinated debentures	(4,545)	825	(3,720)	2,768	(4,529)	(1,761)
Capital lease obligation	(12)	1	(11)	(11)	-	(11)
Total interest expense:	$(8,343)	$(23,006)	$(31,349)	$10,915	$(25,871)	$(14,956)
Net interest income:	$18,577	$6,201	$24,778	$44,053	$7,862	$51,915

Provision for (Reversal of) Credit Losses

In determining the provision for credit losses, management considers national and local economic trends and conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; effects of changes in lending policies, trends in volume and terms of loans; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review.

The Bank adopted CECL beginning on January 1, 2021. Provision expense may therefore become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. See Note 1b to our audited financial statements included herein.

For the year ended December 31, 2021, the (reversal of) provision for credit losses was ($5.5) million, a decrease of $46.5 million, compared to the provision for loan losses of $41.0 million for the year ended December 31, 2020. The elevated provision for loan losses for the year ended December 31, 2020 was due to the economic uncertainties of the COVID-19 pandemic, including consideration of related borrower payment deferrals requested and/or granted. The release of allowance for credit losses during the year ended December 31, 2021 was the result of the continually improving macro-economic outlook during the course of 2021.

For the year ended December 31, 2020, the provision for credit losses was $41.0 million, an increase of $32.9 million, compared to the provision for credit losses of $8.1 million for 2019. The increase was due to the continued economic uncertainties associated with the COVID-19 pandemic and increases to specific reserves within our commercial portfolio.

Noninterest Income

Noninterest income for the full-year 2021 increased by $1.3 million, or 9.0%, to $15.7 million from $14.4 million in 2020. The increase was primarily due to increases in net gains on loans held for sale of $1.7 million, gain on sale of branches of $0.7 million and net gains on sale/redemption of investment securities of $0.2 million, partially offset by decreases in deposit, loan and other income of $0.5 million, income on bank owned life insurance of $0.2 million and net gains on equity securities of $0.6 million. The increase in net gains on loans held-for-sale resulted from mortgage loan sales, SBA loan sales and elevated commercial loan sales. The increase in gain on sale of branches was the result of the Bank selling two branches during the first quarter of 2021 related to the BNJ acquisition.

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

Noninterest Expense

Noninterest expenses for the full-year 2021 decreased by $12.0 million, or 9.9%, to $109.0 million from $121.0 million in 2020. The decrease was primarily due to decreases in merger expenses of $14.6 million, change in value of acquisition price of $2.3 million, occupancy and equipment of $2.2 million, and FDIC insurance of $1.3 million, partially offset by increases in salaries and employee benefits of $5.5 million, other expenses of $2.6 million and professional and consulting of $0.9 million. Excluding the impact on expenses related to mergers costs, expense increases were mainly attributable to increased levels of business.

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

Income Taxes

Income tax expense was $44.7 million for 2021 compared to $19.1 million for 2020 and $20.6 million for 2019. The increase in income tax expense in 2021 when compared to 2020 was primarily the result of higher taxable income. The slight decrease in income tax expense in 2020 when compared to 2019 was primarily the result of lower taxable income. The effective tax rates were 25.5% in 2021, 21.1% in 2020 and 21.9% for 2019. The higher effective tax rate during 2021 when compared to 2020 and 2019, was the result of a higher percentage of income being derived from taxable sources. The Company expects its effective tax rate to increase in 2022, as a result of the Company’s revenue growth in existing and new markets.

For a more detailed description of income taxes see Note 10 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

As of December 31, 2021, the Company’s total assets were $8.1 billion, an increase of $0.6 billion from December 31, 2020. Total loans (including loans held-for-sale) were $6.8 billion, an increase of $0.6 billion from December 31, 2020. Deposits were $6.3 billion, an increase of $0.4 billion from December 31, 2020.

As of December 31, 2020, the Company’s total assets were $7.5 billion, an increase of $1.4 billion from December 31, 2019. Total loans (including loans held-for-sale) were $6.2 billion, an increase of $1.1 billion from December 31, 2019. Deposits were $6.0 billion, an increase of $1.2 billion from December 31, 2019. These increases were primarily the result of the acquisition of BNJ.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail clients living and working in the Bank’s metropolitan, New York market area, consisting of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey, as well as NYC’s five boroughs, Nassau, Rockland, Orange and Westchester counties, in New York. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality client service, competitive rate structures and selective marketing have enabled it to gain market share.

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

Gross loans as of December 31, 2021 totaled $6.8 billion, an increase of $0.6 billion, or 9.5%, over gross loans as of December 31, 2020 of $6.3 billion.

The largest component of the gross loan portfolio as of December 31, 2021 and December 31, 2020 was commercial real estate loans. Commercial real estate loans as of December 31, 2021 totaled $4.7 billion, an increase of $958.0 million, or 25.3%, compared to commercial real estate loans as of December 31, 2020 of $3.8 billion. The main component contributing to the increase in commercial real estate loans is an increase in the multifamily loans. Commercial loans totaled $1.3 billion as of December 31, 2021, a decrease of $222.5 million, or 14.6%, compared to commercial loans as of December 31, 2020 of $1.5 billion. Included in commercial loans were PPP loans of $93.1 million as of December 31, 2021 and $397.5 million as of December 31, 2020. The decrease in commercial loans was mainly attributable to accelerated forgiveness of the outstanding PPP loans. Commercial construction loans as of December 31, 2021 totaled $540.2 million, a decrease of $77.6 million, or 12.6%, compared to construction loans as of December 31, 2020 of $617.8 million.

Residential real estate loans totaled $255.3 million as of December 31, 2021, a decrease of $67.3 million, or 20.9%, compared to residential real estate loans as of December 31, 2020 of $322.6 million. Consumer loans as of December 31, 2021 and December 31, 2020 totaled $1.9 million.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31, 2021	December 31, 2020	December 31, 2019

Commercial (1)	$1,299,428	$1,521,967	$1,129,661
Commercial real estate	4,741,590	3,783,550	3,041,959
Commercial construction	540,178	617,747	623,326
Residential real estate	255,269	322,564	320,020
Consumer	1,886	1,853	3,328
Gross loans	6,838,351	6,247,681	5,118,294
Net deferred (fees) costs	(9,729)	(11,374)	(4,767)
Loans receivable	6,828,622	6,236,307	5,113,527
Allowance for credit losses	(78,773)	(79,226)	(38,293)
Net loans receivable	$6,749,849	$6,157,081	$5,075,234

(1)	Included in commercial loans were PPP loans of $93.1 million and $397.5 million as of December 31, 2021 and December 31, 2020, respectively.

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable rate loans as of December 31, 2021 by remaining contractual maturity.

	As of December 31, 2021, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
Commercial	$582,103	$256,805	$323,171	$137,349	$1,299,428
Commercial real estate	399,352	1,114,270	2,998,632	229,336	4,741,590
Commercial construction	425,835	114,343	-	-	540,178
Residential real estate	2,552	21,547	45,966	185,204	255,269
Consumer	1,695	155	20	16	1,886
Total	$1,411,537	$1,507,120	$3,367,789	$551,905	$6,838,351
Loans with:
Fixed rates	$443,332	$1,027,257	$997,116	$329,483	$2,797,188
Variable rates	968,205	479,863	2,370,673	222,422	$4,041,163
Total	$1,411,537	$1,507,120	$3,367,789	$551,905	$6,838,351

For additional information regarding loans, see Note 4 of the Notes to the Consolidated Financial Statements

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

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“nonaccrual” loans). Except for loans that are well-secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan that is 90 days or greater past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. Typically, a nonaccrual loan may return to accrual status if the borrower makes the loan current, and then makes six consecutive payments as scheduled.

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

The Company evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis.  The Company evaluates the pooling methodology at least annually.  Loans transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner.  A loan is considered for individual analysis when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by the Company in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments when due.  Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are troubled debt restructurings (“TDR”) and are individually analyzed if carrying value is $250,000 or higher.  Additionally, nonaccrual loans that are $250,000 or higher are also individually analyzed.  All PCD loans are individually analyzed.  For loans designated as TDR or nonaccrual with balances less than $250,000, these loans are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures.  Instruments will not be included in both collective and individual analysis.  Individual analysis will establish a specific reserve for instruments in scope.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for credit losses must be established in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for credit losses is maintained at a level which covers all known and probable incurred losses in the portfolio at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for credit losses may become necessary.

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	2021	2020
(dollars in thousands)
Classified Loans:
Substandard	$157,434	$119,710
Doubtful	-	215
Loss	-	-
Total classified loans	157,434	119,925
Special Mention Loans	72,286	79,868
Total classified and special mention loans	$229,720	$199,793

During the year ended December 31, 2021, “substandard” loans and “doubtful” loans, which include lower credit quality loans which possess higher risk characteristics than “special mention” loans, increased to $157.4 million, or 2.3% of loans receivable, as of December 31, 2021 from $119.9 million, or 1.9% of loans receivable, as of December 31, 2020. The increase of $37.7 million is primarily attributable to loans migrating to substandard that have recently come off deferment status. During the year ended December 31, 2021, “special mention” loans were $72.3 million, or 1.0% of loans receivable, while “special mention” loans as of December 31, 2020 were $79.9 million, or 1.3% of loans receivable. As of December 31, 2021, deferred loans were $0.5 million.

Nonaccrual Loans, Performing Troubled Debt Restructurings, OREO and Loans 90 Days or Greater Past Due and Still Accruing

Nonperforming loans include nonaccrual loans. Nonaccrual loans represent loans on which interest accruals have been suspended. The Company considers charging off loans, or a portion thereof, when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Performing troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. For additional information regarding loans, see Note 4 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	December 31,	December 31,	December 31,
	2021	2020	2019

Nonaccrual loans	$61,700	$61,696	$49,481
OREO	-	-	-
Total nonperforming assets	$61,700	$61,696	$49,481

Performing TDRs	$43,587	$23,655	$21,410
Loans 90 days or greater past due and still accruing	$13,531	$12,821	$3,107

Nonaccrual loans to loans receivable	0.90%	0.99%	0.97%
Nonperforming assets to total assets	0.76%	0.82%	0.80%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans	1.74%	1.57%	1.44%

Allowance for Credit Losses and Related Provision

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. We maintain an allowance for credit losses at a level considered adequate to provide for all known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. Our officers analyze risks within the loan portfolio on a continuous basis and through an external independent loan review function, and the results of the loan review function are also reviewed by our Audit Committee. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to our allowance for credit losses.

As of December 31, 2021, the allowance for credit losses for loans was $78.8 million, a decrease of $0.5 million, or 0.6%, from $79.2 million as of December 31, 2020. The Bank adopted CECL as of January 1, 2021. As a result of the adoption, the Bank recorded a “Day 1” CECL adjustment on January 1, 2021 of $6.5 million that increased the allowance for credit losses for loans. This increase was offset by a release of provision for credit losses of $5.5 million as well as $2.0 million in net charge-offs during the year ended December 31, 2021. The $5.5 million release of provision for credit losses during the year ended December 31, 2021 was the result of a continued improvement in the macroeconomic outlook during 2021. Included in the $2.0 million net charge-offs for the year ended December 31, 2021 was a $1.4 million charge-off of a commercial real estate loan that previously had a specific credit reserve.

The allowance for credit losses for loans as a percentage of loans receivable was 1.15% as of December 31, 2021 and 1.27% as of December 31, 2020. Excluding PPP loans receivable, which are 100% federally guaranteed, the allowance for credit losses as a percentage of loans receivable was 1.17% as of December 31, 2021.

Three-Year Statistical Allowance for Credit Losses for Loans

The following table reflects the relationship of loan volume, the provision and allowance for credit losses for loans and net charge-offs for the periods presented.

	December 31, 2021	December 31, 2020	December 31, 2019

Balance as of January 1,	$79,226	$38,293	$34,954
CECL Day 1 Adjustment	6,557	-	-
Balance as of January 1, as adjusted for changes in accounting principal	85,783	38,293	34,954
Charge-offs:
Commercial (1)	382	552	1,029
Commercial real estate	1,780	-	3,470
Residential real estate	235	341	557
Consumer	-	7	20
Total charge-offs	2,397	900	5,076
Recoveries:
Commercial	289	4	265
Commercial real estate	85	802	30
Residential real estate	20	23	3
Consumer	11	4	17
Total recoveries	405	833	315
Net charge-offs	1,992	67	4,761
(Release of) provision for credit losses for loans	(5,018)	41,000	8,100
Balance at end of year	$78,773	$79,226	$38,293
Ratio of net charge-offs during the year to average loans receivable outstanding during the year	0.03%	0.00%	0.09%
Allowance for credit losses for loans as a percentage of loans receivable	1.15%	1.27%	0.75%

(1)  For the years ended December 31, 2019 the loan charge-offs within the commercial loan segment included $1.0 million related to the taxi medallion portfolio.

For additional information regarding loans, see Note 4 of the Notes to the Consolidated Financial Statements.

Implicit in the lending function is the fact that credit losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for credit losses has been allocated in the table below according to the estimated amount deemed to be reasonably and supportably necessary to provide for the possibility of either lifetime expected losses or losses being incurred within the following categories of loans as of December 31, for each of the past three years.

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to gross loans, along with the amount of the unallocated allowance. Commercial loan type shown below includes commercial, commercial real estate and commercial construction loans.

	Commercial		Residential Real Estate		Consumer		Unallocated
	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Total Allowance
	(dollars in thousands)
2021	$75,138	95.4%	$3,628	4.6%	$7	0.1%	$-	$78,773
2020	75,967	94.8%	2,687	5.2%	4	0.0%	568	79,226
2019	36,506	93.7%	1,685	6.3%	3	0.1%	99	38,293

Investments

For the year ended December 31, 2021, the average volume of investment securities, including equity securities, increased by $20.3 million to approximately $464.3 million or 6.4% of average earning assets, from $444.1 million, or 6.4% of average earning assets, for the year ended December 31, 2020. As of December 31, 2021, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. States and Political Subdivisions, Corporate Bonds and other debt and equity securities.

During the year ended December 31, 2021, rate related factors decreased investment revenue by $2.8 million, while volume related factors increased investment revenue by $0.3 million. The tax-equivalent yield on investments decreased by 64 basis points to 1.61% from a yield of 2.25% during the year ended December 31, 2020. This was primarily due to overall declines in prevailing interest rates over the course of 2021.

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

As of December 31, 2021, net unrealized gains on securities available-for-sale, which are carried as a component of accumulated other comprehensive income (loss) and included in stockholders’ equity, net of tax, amounted to $0.5 million as compared with net unrealized gains of $7.9 million as of December 31, 2020. The decrease in unrealized gains is predominately attributable to changes in market conditions and interest rates. For additional information regarding the Company’s investment portfolio, see Note 3, Note 15 and Note 20 of the Notes to the Consolidated Financial Statements.

During 2021, there were no sales from the Company’s available-for-sale portfolio, as compared with $19.6 million in sales in 2020 and $183.7 million in 2019. The gross realized gains (losses) on securities sold, called or matured mounted to approximately $195 thousand in 2021, $29 thousand in 2020 and $(280) thousand in 2019, while there were no impairment charges in 2021, 2020 and 2019. The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for amortized cost of our investment securities, excluding equity securities, as of December 31, 2021, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$-	-%	$-	-%	$-	-%	$50,336	2.38%	$50,336	2.38%	$50,360
Residential Mortgage Pass-through Securities	3	3.57	442	2.56	3,535	3.29	313,131	1.63	317,111	1.65	316,095
Commercial Mortgage Pass-through Securities	-	-	-	-	4,079	1.52	6,735	1.62	10,814	1.58	10,469
Obligations of U.S. States and Political Subdivisions	395	4.11	4,216	4.15	4,275	4.18	136,159	3.31	145,045	3.36	145,625
Corporate Bonds and Notes	2,500	3.28	5,987	2.05	481	7.33	-	-	8,968	2.68	9,049
Asset-backed Securities	-	-	-	-	380	0.76	2,183	0.93	2,563	0.90	2,564
Certificates of Deposit	150	1.54	-	-	-	-	-	-	150	1.54	150
Other Securities	195	0.25	-	-	-	-	-	-	195	0.25	195
Total Investment Securities	$3,243	3.12%	$10,645	2.90%	$12,750	3.10%	$508,544	2.15%	$535,182	2.19%	$534,507

For information regarding the carrying value of the investment portfolio, see Note 3, Note 15 and Note 20 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity as of December 31, 2021. Other securities do not have a contractual maturity and are included in the “Due in 1 year or less” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2021	2020	2019
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$50,360	$38,458	$28,237
Residential mortgage pass-through securities	316,095	270,884	200,496
Commercial mortgage pass-through securities	10,469	6,922	4,997
Obligations of U.S. States and political subdivisions	145,625	142,808	136,519
Corporate bonds and notes	9,049	25,095	28,382
Asset-backed securities	2,564	3,480	5,780
Certificates of deposit	150	151	150
Other securities	157	157	140
Total	$534,507	$487,955	$404,701

For other information regarding the Company’s investment securities portfolio, see Note 3, Note 15 and Note 20 of the Notes to the Consolidated Financial Statements.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2021, and December 31, 2020, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2021, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.35%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.64%. As of December 31, 2020, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.70%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.18%.

Based on our model, which was run as of December 31, 2021, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 9.77%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.41%. As of December 31, 2020, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.89%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 8.56%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2021, would increase by 0.24% with an instantaneous rate shock of up 200 basis points, and decline by 5.20% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2020, would decline by 7.76% with an instantaneous rate shock of up 200 basis points, and increase by 5.70% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII as of December 31, 2021.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,191,457	$(18,961)	(1.57)	+300	$275,470	$12,565	4.78
+200	1,213,269	2,851	0.24	+200	271,700	8,795	3.35
+100	1,220,872	10,454	0.86	+100	267,500	4,595	1.75
0	1,210,418	-	0.0	0	262,905	-	0.0
-100	1,147,448	(62,970)	(5.20)	-100	248,081	(14,824)	(5.64)

Estimates of Fair Value

The estimation of fair value is significant to certain assets of the Company, including available-for-sale investment securities. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, expected cash flows, credit quality, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. See Note 20 of the Notes to Consolidated Financial Statements for additional discussion.

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

As of December 31, 2021, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2021, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $742.1 million, which represented 9.1% of total assets and 10.9% of total deposits and borrowings, compared to $697.4 million as of December 31, 2020, which represented 9.2% of total assets and 10.9% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2021, had the ability to borrow $1.9 billion. In addition, as of December 31, 2021, the Bank had borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $1.8 million. As of December 31, 2021, the Bank had aggregate available and unused credit of approximately $894.0 million, which represents the aforementioned facilities totaling $1.9 billion net of $1.0 billion in outstanding borrowings and letters of credit. As of December 31, 2021, outstanding commitments for the Bank to extend credit were $1.2 billion.

Cash and cash equivalents totaled $265.5 million as of December 31, 2021, decreasing by $38.2 million from $303.8 million as of December 31, 2020. Operating activities provided $202.3 million in net cash. Investing activities used $689.9 million in net cash, primarily reflecting an increase in loans. Financing activities provided $449.4 million in net cash, primarily reflecting a net increase in deposits of $376.0 million, net proceeds raised from the issuance of preferred stock of $110.9 million, a decrease of $50.0 million from the redemption of subordinate debt and an increase in net borrowings of $42.3 million.

Deposits

Deposits are our primary source of funds. Average total deposits increased by $0.4 billion, or 6.9%, to $6.2 billion in 2021 from $5.8 billion in 2020 and increased $1.2 million, or 25.3%, to $5.8 billion in 2020 from $4.6 billion in 2019. The increase in total average deposits in 2021 was attributable to organic growth, while the increase in 2020 was attributable to both the acquisition of BNJ and organic growth. The following table sets forth the year-to-date average balances and weighted average rates for various types of deposits for 2021, 2020 and 2019.

	2021		2020		2019
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,454,148	-	$1,195,547	-	$819,917	-
Demand, interest-bearing & NOW	3,081,899	0.29%	2,583,590	0.66%	2,102,274	1.33%
Savings	369,866	0.31%	236,318	0.27%	165,538	0.24%
Time	1,300,270	1.14%	1,792,568	1.94%	1,549,700	2.40%

Average Total Deposits	$6,206,183	0.52%	$5,808,023	0.90%	$4,637,429	1.41%

The following table sets forth the distribution of total deposit accounts, by account types for each of the dates indicated.

	December 31, 2021		December 31, 2020
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$1,617,049	25.5%	$1,339,108	22.5%
Demand, interest-bearing & NOW	3,127,350	49.4%	2,861,820	48.0%
Savings	438,445	6.9%	294,163	4.9%
Time	1,150,109	18.2%	1,464,133	24.6%

Total Deposits	$6,332,953	100.0%	$5,959,224	100.0%

As of December 31, 2021, we held $250.5 million of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit, which was a decrease of $117.8 million from $368.3 million as of December 31, 2020. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
	(dollars in thousands)
3 months or less	$71,293	$100,654
Over 3 to 6 months	69,394	101,487
Over 6 to 12 months	63,549	95,061
Over 12 months	46,288	71,079

Total	$250,524	$368,281

Federal Home Loan Bank Advances

Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2021, the Company had a gross carrying value of $468.3 million, excluding a net fair value discount of $120 thousand, in notes outstanding at a weighted average interest rate of 0.73%. As of December 31, 2020, the Company had a gross carrying value of $426.0 million, excluding a net fair value discount of $84 thousand, in notes outstanding at a weighted average interest rate of 1.07%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations as of December 31, 2021 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
December 31, 2021	(dollars in thousands)
Contractual obligations:
Operating lease obligations	$13,579	$2,807	$4,651	$3,441	$2,680
Other long-term liabilities/long-term debt:
Time Deposits, gross sub-total	1,149,993	745,411	273,245	131,337	-
Federal Home Loan Bank advances and repurchase agreements, gross	468,313	390,549	50,000	27,050	714
Finance lease	1,935	321	676	706	232
Subordinated debentures, net of debt issuance costs	152,951	-	-	-	152,951
Total other long-term liabilities/long-term debt	1,773,192	1,136,281	323,921	159,093	153,897
Other commercial commitments – off balance sheet:
Commitments under commercial loans and lines of credit	647,971	408,664	187,544	47,253	4,510
Home equity and other revolving lines of credit	53,180	8,736	13,758	11,270	19,416
Outstanding commercial mortgage loan commitments	514,473	136,136	358,486	350	19,501
Standby letters of credit	25,271	22,738	2,533	-	-
Overdraft protection lines	973	472	42	152	307
Total off-balance sheet arrangements and contractual obligations	1,241,868	576,746	562,363	59,025	43,734
Total contractual obligations and other commitments	$3,028,639	$1,715,834	$890,935	$221,559	$200,311

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

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) as of December 31, 2021 amounted to $909.6 million or 11.7% of average total assets. As of December 31, 2020, the Company’s Tier 1 leverage capital amounted to $694.9 million or 9.5% of average total assets. The increase in Tier 1 capital reflects the Company’s retained earnings during 2021, and the issuance of $115 million in aggregate Tier 1 qualifying fixed-rate non-cumulative perpetual preferred stock.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. As of December 31, 2021, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 10.64%, 12.19% and 15.26%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 15 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of December 31, 2021 was 2.98%.

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

Preferred Stock

On August 19, 2021, the Company completed an underwritten public offering of 115,000 shares, or $115 million in aggregate liquidation preference, of its depositary shares, each representing a 1/40th interest in a share of the Company’s 5.25% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share. The net proceeds received from the issuance of preferred stock at the time of closing were $110.9 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market Risk

Interest rate risk management is our primary market risk.  See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operation- Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

PART II

Item 8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 - “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 173)

The Board of Directors and Stockholders of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of ASC 326. The adoption of ASC 326 and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans

The Company adopted ASC 326, Financial Instruments – Credit Losses on January 1, 2021, using the modified retrospective method. Upon adoption the Company recorded a decrease to retained earnings of $2,925,000, net of tax, for the cumulative effect of adopting ASC 326, as noted in the Consolidated Statements of Changes in Stockholders’ Equity. As of December 31, 2021, the allowance for credit losses (“ACL”) on loans was $78,773,000 inclusive of reversal of credit losses on loans of $5,018,000 for the year then ended. The Company has disclosed the impact of adoption in Note 1b (see change in accounting principle explanatory paragraph above) to the consolidated financial statements and the allowance for credit losses on loans as of December 31, 2021 in Notes 1b and 4. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organizations portfolio.

Management employs a process and methodology to estimate the ACL on pooled loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors includes pooling loans into portfolio segments for loan that share similar characteristics. Pooled loan portfolio segments include commercial, commercial real estate, commercial construction, residential real estate, and consumer loans.

For pooled loans, the Company utilizes a discounted cash flow (”DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology combines probability of default, the loss given default, maturity date and prepayment speed assumptions to estimate a reserve for each loan. The quantitative loss rates are adjusted by macroeconomic scenarios and reverts, on a straight-line basis, to average historical losses after the forecasted periods. The sum of all the loan level reserves are aggregated for each portfolio segment and a quantitative loss factor is derived. The quantitative factors are also supplemented by certain qualitative loss factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative loss factors, for each loan segment within the portfolio, incorporates consideration for a minimum to maximum range for qualitative loss factor derived from either the Company’s historical loss experience or peer group historical loss experience. Changes in these assumptions could have a material effect on the Company’s financial results.

We identified auditing the ACL on pooled loans as a critical audit matter because the methodology to determine the estimate of credit losses significantly changes upon adoption of ASC 326, including the application of new accounting policies, the use of subjective judgments for both the quantitative and qualitative calculations and overall changes made to the loss estimation models. Performing audit procedures to evaluate the implementation and subsequent application of ASC 326 for loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:

○

The selection and application of new accounting policies.

○

Data inputs, judgments and calculations used to determine the loss factors.

○

Information technology general controls and application controls.

○

Problem loan identification and delinquency monitoring.

○

Management’s evaluation of qualitative loss factors.

•

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on pooled loans, which included:

○

Evaluating the appropriateness of the Company’s accounting policies, judgments and elections involved in adoption of ASC 326.

○

Testing the mathematical accuracy of the calculation.

○

Utilizing internal specialists to perform procedures to assist in evaluating the relevance of the macroeconomic loss drivers.

○

Utilizing internal specialists to assist in testing the mathematical accuracy of the underlying peer data used to calculated probability of the default and loss given default rates used within the discounted cash flow model.

○

Evaluating the reasonableness of management’s judgments related to the probability of default, loss given default, including evaluating the use of peer data used to estimate these metrics in the absence of relevant and reliable internal data.

○

Evaluating the reasonableness of management’s judgments related to qualitative adjustments to determine if they are calculated to conform with management’s policies and were consistently applied from the point of adoption to year end.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Livingston, New Jersey
February 25, 2022

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2021	2020
(in thousands, except share data)
ASSETS
Cash and due from banks	$54,352	$63,637
Interest-bearing deposits with banks	211,184	240,119
Cash and cash equivalents	265,536	303,756

Investment securities	534,507	487,955
Equity securities	13,794	13,387

Loans held-for-sale	250	4,710

Loans receivable	6,828,622	6,236,307
Less: Allowance for credit losses - loans	78,773	79,226
Net loans receivable	6,749,849	6,157,081

Investment in restricted stock, at cost	27,826	25,099
Bank premises and equipment, net	29,032	30,108
Accrued interest receivable	34,152	35,317
Bank owned life insurance	195,731	165,960
Right of use operating lease assets	11,017	16,159
Goodwill	208,372	208,372
Core deposit intangibles	8,997	10,977
Other assets	50,417	88,458
Total assets	$8,129,480	$7,547,339
LIABILITIES
Deposits:
Noninterest-bearing	$1,617,049	$1,339,108
Interest-bearing	4,715,904	4,620,116
Total deposits	6,332,953	5,959,224
Borrowings	468,193	425,954
Subordinated debentures, net of debt issuance costs	152,951	202,648
Operating lease liabilities	12,417	18,026
Other liabilities	38,754	26,177
Total liabilities	7,005,268	6,632,029

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value;
$1,000 per share liquidation preference; Authorized 5,000,000 shares;
issued 115,000 shares as of December 31, 2021 and -0- shares as of
December 31, 2020; outstanding 115,000 shares as of December 31, 2021
and -0- shares as of December 31, 2020	110,927	-
Common stock, no par value:
Authorized 100,000,000 shares; issued 42,557,264 shares as of December 31, 2021 and 42,444,031 shares as of December 31, 2020;
outstanding 39,568,090 shares as of December 31, 2021 and 39,785,398 as of December 31, 2020	586,946	586,946
Additional paid-in capital	27,246	23,887
Retained earnings	440,169	331,951
Treasury stock, at cost (2,989,174 shares as of December 31, 2021 and 2,658,633 shares as of December 31, 2020)	(39,672)	(30,271)
Accumulated other comprehensive (loss) income	(1,404)	2,797
Total stockholders’ equity	1,124,212	915,310
Total liabilities and stockholders’ equity	$8,129,480	$7,547,339

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$293,546	$296,611	$255,479
Interest and dividends on investment securities:
Taxable	4,413	6,456	9,131
Tax-exempt	2,403	2,797	3,929
Dividends	971	1,642	1,778
Interest on federal funds sold and other short-term investments	405	694	1,167
Total interest income	301,738	308,200	271,484
Interest expense:
Deposits	24,768	52,386	65,570
Borrowings	14,092	17,823	19,595
Total interest expense	38,860	70,209	85,165
Net interest income	262,878	237,991	186,319
(Reversal of) provision for credit losses	(5,500)	41,000	8,100
Net interest income after provision for credit losses	268,378	196,991	178,219
Noninterest income:
Deposit, loan and other income	6,617	7,077	4,025
Income on bank owned life insurance	4,771	5,007	3,484
Net gains on sale of loans held-for-sale	3,807	2,085	512
Gain on sale of branches	674	-	-
Net (losses) gains on equity securities	(373)	202	294
Net gains (losses) on sale/redemption of investment securities	195	29	(280)
Total noninterest income	15,691	14,400	8,035
Noninterest expense:
Salaries and employee benefits	64,341	58,877	49,021
Occupancy and equipment	11,638	13,882	9,712
FDIC insurance	2,665	4,002	2,011
Professional and consulting	8,286	7,383	5,506
Marketing and advertising	1,318	1,200	1,353
Data processing	6,265	6,008	4,503
Merger expenses	-	14,640	8,955
Loss on extinguishment of debt	-	-	1,047
Amortization of core deposit intangible	1,981	2,559	1,408
Other components of net periodic pension (income) expense	(269)	(119)	114
Increase in value of acquisition price	-	2,333	-
Other expenses	12,786	10,236	8,598
Total noninterest expenses	109,011	121,001	92,228
Income before income tax expense	175,058	90,390	94,026
Income tax expense	44,705	19,101	20,631
Net income	130,353	71,289	73,395
Preferred dividends	1,717	-	-
Net income available to common stockholders	$128,636	$71,289	$73,395
Earnings per common share:
Basic	$3.24	$1.80	$2.08
Diluted	3.22	1.79	2.07

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
(dollars in thousands)

Net income	$130,353	$71,289	$73,395
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(11,109)	7,005	11,286
Tax effect	2,914	(1,847)	(2,923)
Net of tax	(8,195)	5,158	8,363
Reclassification adjustment for realized (gains) losses included in net income	(195)	(29)	280
Tax effect	48	6	(79)
Net of tax	(147)	(23)	201
Unrealized gains (losses) on cash flow hedges	3,593	(3,423)	(755)
Tax effect	(1,012)	962	213
Net of tax	2,581	(2,461)	(542)
Reclassification adjustment for losses (gains) arising during this period	1,873	1,577	(677)
Tax effect	(528)	(443)	190
Net of tax	1,345	1,134	(487)
Unrealized pension plan (losses) gains:
Unrealized pension plan losses before reclassifications	-	(112)	(209)
Tax effect	-	31	59
Net of tax	-	(81)	(150)
Reclassification adjustment for realized losses included in net income	299	301	358
Tax effect	(84)	(84)	(101)
Net of tax	215	217	257
Total other comprehensive (loss) income	(4,201)	3,944	7,642
Total comprehensive income	$126,152	$75,233	$81,037

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands, except share and per share data)
Balance as of January 1, 2019	$-	$412,546	$15,542	$211,345	$(16,717)	$(8,789)	$613,927
Net income	-	-	-	73,395	-	-	73,395
Other comprehensive income, net of tax	-	-	-	-	-	7,642	7,642
Cash dividends declared on common stock ($0.36 per share)	-	-	-	(12,958)	-	-	(12,958)
Repurchase of stock (540,018 shares)	-	-	-	-	(12,643)	-	(12,643)
Net shares issued in satisfaction of restricted stock units earned (4,904 shares)	-	-	-	-	-	-	-
Exercise of stock options (38,937 shares)	-	-	360	-	-	-	360
Restricted stock, net of forfeitures (56,772 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (31,425 shares)	-	-	196	-	-	-	196
Stock issued (3,032,496 shares) in acquisition of GHB	-	56,025	-	-	-	-	56,025
Stock issued (119,008 shares) in acquisition of BoeFly, LLC	-	-	2,500	-	-	-	2,500
Stock-based compensation expense	-	-	2,746	-	-	-	2,746
Balance as of December 31, 2019	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	71,289	-	-	71,289
Other comprehensive income, net of tax	-	-	-	-	-	3,944	3,944
Cash dividends declared on common stock ($0.27 per share)	-	-	-	(11,120)	-	-	(11,120)
Repurchase of stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Net shares issued in satisfaction of restricted stock units earned (16,541 shares)	-	-	-	-	-	-	-
Exercise of stock options (35,413 shares)	-	-	233	-	-	-	233
Restricted stock grants, net of forfeitures (89,879 shares)	-	-	-	-	-	-	-
Stock grants issued (1,340 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,402 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(639)	-	-	-	(639)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation expense	-	-	2,949	-	-	-	2,949
Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021, as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	130,353	-	-	130,353
Other comprehensive loss, net of tax	-	-	-	-	-	(4,201)	(4,201)
Cash dividends declared on preferred stock ($0.371875 per share)	-	-	-	(1,717)	-	-	(1,717)
Cash dividends declared on common stock (0.48 per share)	-	-	-	(17,493)	-	-	(17,493)
Exercise of stock options (14,247 shares)	-	-	106	-	-	-	106
Restricted stock grants, net of forfeitures (44,836 shares)	-	-	-	-	-	-	-
Stock grants (4,981 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of stock (330,541 shares)	-	-	-	-	(9,401)	-	(9,401)
Proceeds from preferred stock issuance, net of costs (115,000 shares)	110,927	-	-	-	-	-	110,927
Stock-based compensation expense	-	-	4,536	-	-	-	4,536
Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$1,404	$1,124,212
See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$130,353	$71,289	$73,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,757	4,244	3,053
(Reversal) of provision for credit losses	(5,500)	41,000	8,100
Amortization of intangibles	1,980	2,559	1,408
Net accretion of loans	(5,350)	(6,687)	(5,056)
Accretion on bank premises	(73)	(90)	(86)
Accretion on deposits	(2,224)	(4,301)	(1,149)
(Accretion) amortization on borrowings	(36)	(183)	209
Net deferred income tax (benefit) expense	16	(7,495)	104
Stock-based compensation	4,536	2,949	2,942
Losses (gains) on sales/redemptions of investment securities, net	(195)	(29)	280
Change in fair value of equity securities, net	373	(202)	(294)
Gains (losses) on sale of loans held-for-sale, net	(3,807)	(2,085)	(512)
Gain on sale of branches	(674)	-	-
Net losses on disposition of other fixed assets	65	-	-
Gain on sale of other real estate owned	(18)	-	-
Loans originated for resale	(51,669)	(63,114)	(20,499)
Loss on extinguishment of debt	-	-	1,047
Proceeds from sale of loans held-for-sale	72,233	80,323	21,011
Net gains on disposition of premises and equipment	-	-	(8)
Net gains on sale of other real estate owned	-	-	(8)
Increase in cash surrender value of bank owned life insurance	(4,771)	(4,793)	(3,484)
Amortization of premiums and accretion of discounts on investments securities, net	5,966	5,506	4,299
Amortization of subordinated debt issuance costs	303	323	329
Increase (decrease) in accrued interest receivable	1,165	(11,458)	(301)
Net change in operating leases	(769)	41	1,312
Decrease (increase) in other assets	46,086	(22,498)	(22,619)
Increase (decrease) in other liabilities	10,526	(4,174)	(2,785)
Net cash provided by operating activities	202,273	81,125	60,688
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(349,500)	(338,087)	(225,853)
Sales	-	19,624	183,728
Maturities, calls and principal repayments	285,873	256,782	178,116
Net (purchases)/redemptions of restricted investment in bank stocks	(2,727)	5,362	3,739
Purchases of equity securities	(780)	(2,000)	-
Sales of equity securities	-	-	569
Loans held-for-sale payments	38	1,186	47
Net increase in loans	(596,389)	(329,210)	(243,430)
Purchases of premises and equipment	(2,783)	(2,199)	(1,527)
Purchases of bank owned life insurance	(25,000)	(25,000)	(10,000)
Proceeds from life insurance death benefits	-	1,794	-
Proceeds from sale of branches	1,087	-	-
Proceeds from sale of premises and equipment	-	-	18
Cash and cash equivalents acquired in acquisitions, net	-	87,391	11,211
Proceeds from sale of other real estate owned	321	992	915
Net cash used in investing activities	(689,860)	(323,365)	(102,467)
Cash flows from financing activities
Net increase in deposits	375,953	410,605	260,489
(Repayment of) increase in subordinated debt	(50,000)	73,440	-
Advances of FHLB borrowings	340,000	1,526,489	2,597,000
Repayments of FHLB borrowings	(297,725)	(1,650,387)	(2,762,150)
Cash dividends paid on preferred stock	(1,717)	-	-
Cash dividends paid on common stock	(17,493)	(14,317)	(12,160)
Proceeds from preferred stock offering	110,927	-	-
Purchase of treasury stock	(9,401)	(911)	(12,643)
Proceeds from exercise of stock options	106	233	360
Share redemption for tax withholdings on performance units and restricted stock units earned	(1,283)	(639)	-
Net cash provided by financing activities	449,367	344,513	70,896

Net change in cash and cash equivalents	(38,220)	102,273	29,117
Cash and cash equivalents at beginning of period	303,756	201,483	172,366
Cash and cash equivalents at end of period	$265,536	$303,756	$201,483
Supplemental disclosures of cash flow information: Cash payments for:
Interest paid	$41,787	$74,701	$88,522
Income taxes paid	45,431	26,548	18,497
Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$304	$-	$907
Transfer of loans held-for-sale to loans held-for-investment	4,293	10,995	-
Transfer of loans held-for-investment to loans held-for-sale	16,628	26,548	33,297

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-four other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

Basis of Presentation and Principals of Consolidation

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

Risks and Uncertainties

As previously disclosed, on March 11, 2020 the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to impact the United States and the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Although economic activity has accelerated in 2021, and the United States continues to implement a COVID-19 vaccination program, COVID-19, it’s variants and actions taken to mitigate the spread of it have had and may in the future have an adverse impact on the economies and financial markets of many countries and parts of the United States, including the New Jersey/New York metropolitan area in which the Company primarily operates. Although the Company has been able to continue operations while taking steps to ensure the safety of employees and clients, COVID-19 could impact the Company’s operations in the future. Federal Reserve reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. Although state and local governments have lifted many restrictions on conducting business, it is possible that restrictions could be reimposed.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

It is therefore unknown how long COVID-19 may continue to impact the economy and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for credit losses on loans, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes. Federal Reserve reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for credit losses, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with maturities of less than 90 days, and federal funds sold. Net cash flows are reported for client loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities

Effective January 1, 2021, the Company accounts for its investment securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-05. Investments are classified into the following categories: (1) held-to-maturity securities, for which the Company has both the positive intent and ability to hold until maturity, which are reported at amortized cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near term and are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which do not meet the criteria of the other two categories and which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity or other factors, and are reported at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity and excluded from earnings.

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

For available-for-sale investment securities which are in an unrealized loss position, the Company will first assess whether we intend to sell, or it is more likely than not, that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For available-for-sale investment securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

Prior to January 1, 2021, securities were evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that were considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management assessed whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps were done before assessing whether the entity will recover the cost basis of the investment. In instances when

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changed the presentation and amount of the other-than-temporary impairment recognized in the Consolidated Statement of Income. The other-than-temporary impairment was separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss was recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors was recognized through other comprehensive income.

Equity Securities

The Company’s investments in equity securities are recorded at fair value, with unrealized gains and losses included in earnings.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premium and discounts and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Loan segments are defined as a group of loans, which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has five segments of loans: commercial, commercial real estate, commercial construction, residential real estate (including home equity) and consumer.

Loans that are 90 days past due are placed on nonaccrual and previously accrued interest is reversed and charged against interest income unless the loans are both well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans 90 days or greater past due and still accruing include both smaller balance homogeneous loans that are collectively evaluated for credit losses and loans individually evaluated for credit losses.

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

The policy of the Company is to generally grant commercial, residential and consumer loans to residents and businesses within its New Jersey and New York market area. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for credit losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Company’s loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Allowance for Credit Losses

The allowance for credit losses is an estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and investment securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. Loan losses are charged against the allowance for credit losses when the Company believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The expected credit loss for unfunded loan commitments is reported on the consolidated statement of financial condition in other liabilities.

For financial assets, the allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial assets to present the net amount expected to be collected on the financial assets. The Company 's methodology to estimate the allowance for credit losses has two components: (i) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share common risk characteristics. The Company maintains an allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit.

Information relevant to establishing an estimate of current expected credit losses includes historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. The Company reports in net income (as a credit loss expense) the amount necessary to adjust the allowance for credit losses and liabilities for credit losses on off-balance-sheet credit exposures for the current estimate of expected credit losses.

Expected credit losses of financial assets are measured on a collective (pool) basis when similar risk characteristic(s) exist. If the Company determines that a financial asset does not share risk characteristics with other financial assets, the Company shall evaluate the financial asset for expected credit losses on an individual basis. Financial assets are assessed once, either through collective assessments or individual assessments. Standard expected losses are evaluated on a collective, or pool, basis when financial assets share similar risk characteristics. For pooled loan segments, utilizing a quantitative analysis, the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. In the absence of relevant and reliable internal data, probability of default and loss given default rates are determined using peer data. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount. Financial assets may be segmented based on one characteristic, or a combination of characteristics. Examples of risk characteristics relevant to the Company’s evaluation included, but were not limited to: (1) Internal or external credit scores or credit ratings, (2) Risk ratings or classifications, (3) Financial asset type, (4) Collateral type, (5) Size, (6) Effective interest rate, (7) Term, (8) Geographical location, (9) Industry of the borrower and (10) Vintage.

The Company’s quantitative analysis also considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis, to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

Included in the allowance for credit losses are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Each qualitative loss factor, for each loan segment within the portfolio, incorporates consideration for a minimum to maximum range for loss factors derived from either the Company’s historical loss experience, or peer group historical charge-off experience. These qualitative factor adjustments may increase or decrease the Company’s estimate of expected credit losses and are applied to each loan segment.

The Bank evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. The Company evaluates the pooling methodology at least annually. Loans transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner. A loan is considered for individual analysis when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by the Company in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are troubled debt restructurings (“TDR”) and are individually analyzed if carrying value is $250,000 or higher. Additionally, nonaccrual loans that are $250,000 or higher are also individually analyzed. All PCD loans are individually analyzed. For loans designated as TDR or nonaccrual with balances less than $250,000, these loans are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures. Instruments will not be included in both collective and individual analysis. Individual analysis will establish a specific reserve for instruments in scope.

For collateral dependent loans, when it is determined that a foreclosure is probable, the allowance for credit losses is determined on a loan level basis using the fair value of the collateral as of the reporting date, less estimated disposition costs (“net fair value”), which will ensure that the credit loss is not delayed until the time at which the actual foreclosure takes place. In the event that this fair value is less the then amortized cost basis of these specific loans, the Company will recognize the difference between the net fair value at the reporting date and the amortized cost basis in the allowance for credit losses. If the fair value of the collateral has increased as of the evaluation date, the increase in the fair value of the collateral is reflected through a reduction in the allowance for credit losses. Adjustments for estimated disposition costs are not appropriate when the repayment of a collateral-dependent loan is expected from the operation of the collateral. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows is adjusted to incorporate expected prepayments, if applicable.

Purchased Credit-Deteriorated Loans

Loans acquired in a business combination that have experienced a more-than-significant deterioration in credit quality since origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium, which is recognized through interest income on a level-yield basis over the lives of the related loans. All loans considered to be PCI prior to the adoption of ASU 2016-13 were converted to PCD upon adoption.

PCD loans that met the criteria for nonaccrual may be considered performing, regardless of whether the client is contractually delinquent, if management can reasonably estimate the timing and amount of the expected cash flows on such loans and if management expects to fully collect the new carrying value of the loans. As such, management may no longer consider the loans to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

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

Treasury Stock

Subject to limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the year ended December 31, 2021 and December 31, 2020, the Parent Corporation repurchased 330,541 and 54,693 shares, respectively, under a board-approved share repurchase program.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary as of the years ended December 31, 2021, 2020 and 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2020 and 2019 to conform to the classifications presented in 2021. Such reclassifications had no impact on net income or stockholders’ equity.

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

	Change in Consolidated Statement of Condition	Tax Effect	Change to Retained Earnings from Adoption of CECL
Allowance for credit losses (“ACL”) (loans)	$1,350	$406	$944
Adjustment related to purchased credit-impaired loan marks(1)	5,207	-	-
Total ACL – loans	6,557	406	944
ACL (unfunded credit commitments)	2,833	852	1,981
Total impact of CECL adoption	$9,390	$1,258	$2,925

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

ASU 2021-01 “Reference Rate Reform (Topic 848)” In January 2021 the Financial Accounting Standards Board (the “FASB”), issued ASU 2021-01 to clarify the scope of ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary, optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate that is expected to be discontinued. The ASU addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting, or contract price alignment that is expected to be modified as a result of reference rate reform, commonly referred to as the “discounting transition”. The amendments clarify that certain optional expedients and exceptions in Topic 848 do apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are effective immediately for all entities. The amendments do not apply to contract modifications made after December 31, 2022; new hedging relationships entered into after December 31, 2022; and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship, including periods after December 31, 2022. The Company adopted ASU 2021-01 in January 2021, and its adoption did not have a significant impact on the Company’s audited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1b – Authoritative Accounting Guidance – (continued)

Newly Issued, But Not Yet Effective Accounting Standards

In November 2020, federal and state banking regulators issued the “Interagency Policy Statement on Reference Rates for Loans" to reiterate that a specific replacement rate for loans impacted by reference rate reform has not been endorsed and entities may utilize any replacement reference rate determined to be appropriate based on its funding model and customer needs. As discussed in the “Interagency Policy Statement on Reference Rates for Loans," fallback language should be included in lending contracts to provide for use of a robust fallback rate if the initial reference rate is discontinued. Additionally, federal banking regulators issued the "Interagency Statement on LIBOR Transition" acknowledging that the administrator of USD London Interbank Offered Rate (LIBOR) benchmarks has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the administrator of USD LIBOR benchmarks confirmed these dates and will cease publication of USD LIBOR tenors accordingly. As discussed in the "Interagency Statement on LIBOR Transition," regulators encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The Company continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements; however, the impact is not expected to be significant.

Note 2 – Earnings per Common Share

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

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Net income available to common stockholders	$128,636	$71,289	$73,395
Earnings allocated to participating securities	(313)	(356)	(295)
Income attributable to common stock	$128,323	$70,933	$73,100
Weighted average common shares outstanding, including participating securities	39,723	39,643	35,289
Weighted average participating securities	(97)	(131)	(84)
Weighted average common shares outstanding	39,626	39,512	35,205
Incremental shares from assumed conversions of options, restricted stock units, performance units and restricted stock	260	132	88
Weighted average common and equivalent shares outstanding	39,886	39,644	35,293
Earnings per common share:
Basic	$3.24	$1.80	$2.08
Diluted	3.22	1.79	2.07

There were no antidilutive common share equivalents as of December 31, 2021, 2020 and 2019.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities

The Company’s investment securities are classified as available-for-sale as of December 31, 2021 and December 31, 2020. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2021 and December 31, 2020. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 20 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of December 31, 2021 and 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2021
Investment securities available-for-sale
Federal agency obligations	$50,336	$649	$(625)	$50,360
Residential mortgage pass-through securities	317,111	1,868	(2,884)	316,095
Commercial mortgage pass-through securities	10,814	118	(463)	10,469
Obligations of U.S. states and political subdivisions	145,045	1,562	(982)	145,625
Corporate bonds and notes	8,968	81	-	9,049
Asset-backed securities	2,563	3	(2)	2,564
Certificates of deposit	150	-	-	150
Other securities	195	-	-	195
Total securities available-for-sale	$535,182	$4,281	$(4,956)	$534,507

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Investment securities available-for-sale
Federal agency obligations	$37,015	$1,508	$(65)	$38,458
Residential mortgage pass-through securities	266,114	4,811	(41)	270,884
Commercial mortgage pass-through securities	6,906	203	(187)	6,922
Obligations of U.S. states and political subdivisions	138,539	4,269	-	142,808
Corporate bonds and notes	24,925	222	(52)	25,095
Asset-backed securities	3,521	-	(41)	3,480
Certificates of deposit	149	2	-	151
Other securities	157	-	-	157
Total securities available-for-sale	$477,326	$11,015	$(386)	$487,955

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

Investment securities having a carrying value of approximately $71.2 million and $107.6 million as of December 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2021, and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of December 31, 2021, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2021
	Amortized Cost	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$3,045	$3,051
Due after one year through five years	10,203	10,280
Due after five years through ten years	5,136	5,338
Due after ten years	188,678	189,079
Residential mortgage pass-through securities	317,111	316,095
Commercial mortgage pass-through securities	10,814	10,469
Other securities	195	195
Total securities available-for-sale	$535,182	$534,507

Gross gains and losses from the sales and redemptions of investment securities for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Proceeds	$5,185	$19,624	$183,728
Gross gains on sales/redemptions of investment securities	$195	$29	$401
Gross losses on sales/redemptions of investment securities	-	-	(681)
Net gains (losses) on sales/redemptions of investment securities	195	29	(280)
Tax provision on net gains	(48)	(6)	79
Net gains (losses) on sales/redemptions of investment securities, after tax	$147	$23	$(201)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate gross unrealized losses for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of December 31, 2021 and December 31, 2020.

	December 31, 2021
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$28,974	$(625)	$28,974	$(625)	$-	$-
Residential mortgage pass-through securities	246,396	(2,884)	214,701	(2,111)	31,695	(773)
Commercial mortgage pass-through securities	8,370	(463)	4,682	(75)	3,688	(388)
Obligations of U.S. states and political subdivisions	89,473	(982)	89,473	(982)	-	-
Asset-backed securities	802	(2)	802	(2)	-	-
Total Temporarily Impaired Securities	$374,015	$(4,956)	$338,632	$(3,795)	$35,383	$(1,161)

	December 31, 2020
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$8,978	$(65)	$8,975	$(65)	$3	$-
Residential mortgage pass-through securities	20,895	(41)	20,886	(41)	9	-
Commercial mortgage pass-through securities	3,954	(187)	3,954	(187)	-	-
Corporate bonds and notes	3,928	(52)	3,928	(52)	-	-
Asset-backed securities	3,083	(41)	622	-	2,461	(41)
Total Temporarily Impaired Securities	$40,838	$(386)	$38,365	$(345)	$2,473	$(41)

On January 1, 2021, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of December 31, 2021. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of December 31, 2021 and December 31, 2020, totaled $1.6 million and $1.7 million, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2021.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of December 31, 2021 and December 31, 2020:

	2021	2020
	(dollars in thousands)
Commercial (1)	$1,299,428	$1,521,967
Commercial real estate	4,741,590	3,783,550
Commercial construction	540,178	617,747
Residential real estate	255,269	322,564
Consumer	1,886	1,853
Gross loans	6,838,351	6,247,681
Net deferred fees	(9,729)	(11,374)
Loans receivable	$6,828,622	$6,236,307

(1)

Included in commercial loans as of December 31, 2021 and December 31, 2020 were Paycheck Protection Program (“PPP”) loans of $93.1 million and $397.5 million, respectively. These loans are 100% federally guaranteed and currently not subject to any allocation of allowance for credit losses.

As of December 31, 2021, and 2020, loan balances of approximately $2.5 billion and $2.7 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2021 and December 31, 2020:

	2021	2020
	(dollars in thousands)
Commercial	$-	$-
Commercial real estate	-	1,990
Residential mortgage	250	2,720
Total carrying amount	$250	$4,710

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an allowance for credit loss (“ACL”) as of December 31, 2021 and nonaccrual loans without an ACL as of December 31, 2021:

	December 31, 2021
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$28,746	$1,316	$30,062
Commercial real estate	15,362	10,031	25,393
Commercial construction	-	3,150	3,150
Residential real estate	1,239	1,856	3,095
Consumer	-	-	-
Total	$45,347	$16,353	$61,700

The following tables present total nonaccrual loans included in loans receivable by loan class as of December 31, 2020 (dollars in thousands):

December 31, 2020
Commercial	$33,019
Commercial real estate	10,111
Commercial construction	14,015
Residential real estate	4,551
Consumer	-
Total nonaccrual loans	$61,696

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans individually evaluated for impairment.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

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

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. As of December 31, 2021, our loans based on year of origination and risk designation are as follows (dollars in thousands):

	Term loans amortized cost basis by origination year						Revolving	Total
	2021	2020	2019	2018	2017	Prior	Loans	Gross Loans
Commercial
Pass	$403,203	$58,534	$54,485	$60,409	$95,727	$86,556	$471,588	$1,230,502
Special mention	-	-	-	-	1	4,045	4,266	8,312
Substandard	170	-	1,842	13,298	9,740	21,024	14,540	60,614
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$403,373	$58,534	$56,327	$73,707	$105,468	$111,625	$490,394	$1,299,428

Commercial Real Estate
Pass	$1,692,098	$533,315	$420,995	$452,262	$497,065	$842,244	$170,721	$4,608,700
Special mention	-	-	-	-	5,142	50,438	6,601	62,181
Substandard	1,968	9,039	4,006	20,624	-	26,108	8,964	70,709
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$1,694,066	$542,354	$425,001	$472,886	$502,207	$918,790	$186,286	$4,741,590

Commercial Construction
Pass	$8,018	$7,370	$12,625	$2,600	$2,339	$-	$490,119	523,071
Special mention	-	-	-	-	350	-	1,443	1,793
Substandard	-	-	-	-	-	-	15,314	15,314
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$8,018	$7,370	$12,625	$2,600	$2,689	$-	$506,876	$540,178

Residential Real Estate
Pass	$27,081	$29,539	$23,611	$25,070	$28,701	$66,249	$44,221	$244,472
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	7,262	3,535	10,797
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$27,081	$29,539	$23,611	$25,070	$28,701	$73,511	$47,756	$255,269

Consumer
Pass	$1,594	$85	$39	$21	$28	$(4)	$123	$1,886
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,594	$85	$39	$21	$28	$(4)	$123	$1,886

Total
Pass	$2,131,994	$628,843	$511,755	$540,362	$623,860	$995,045	$1,176,772	$6,608,631
Special mention	-	-	-	-	5,493	54,483	12,310	72,286
Substandard	2,138	9,039	5,848	33,922	9,740	54,394	42,353	157,434
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$2,134,132	$637,882	$517,603	$574,284	$639,093	$1,103,922	$1,231,435	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

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

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of December 31, 2021:

	December 31, 2021
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,385	$26,182	$32,567
Commercial real estate	55,244	-	55,244
Commercial construction	13,196	-	13,196
Residential real estate	8,856	-	8,856
Consumer	-	-	-
Total	$83,681	$26,182	$109,863

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Impaired loans - Impaired loans disclosures presented below as of December 31, 2020 and as of and for the three and twelve months ended December 31, 2020 represent requirements prior to the adoption of CECL on January 1, 2021.

The following table provides an analysis of the impaired loans by class as of the year ended December 31, 2020.

	December 31, 2020
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial	$11,325	$11,835	-	$11,627	$203
Commercial real estate	13,105	13,449	-	13,215	287
Commercial construction	24,284	24,907	-	21,279	377
Residential real estate	5,378	5,723	-	4,733	104
Consumer	-	-	-	-	-
Total	$54,092	$55,914	-	$50,854	$971

With An Allowance Recorded
Commercial	$23,736	$69,122	$12,985	$23,625	$-
Commercial real estate	2,722	2,722	1,329	2,722	-
Total	$26,458	$71,844	$14,314	$26,347	$-

Total
Commercial	$35,061	$80,957	$12,985	$35,252	$203
Commercial real estate	15,827	16,171	1,329	15,937	287
Commercial construction	24,284	24,907	-	21,279	377
Residential real estate	5,378	5,723	-	4,733	104
Consumer	-	-	-	-	-
Total (including related allowance)	$80,550	$127,758	$14,314	$77,201	$971

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$4,305	$729	$4,457	$30,062	$39,553	$1,259,875	$1,299,428
Commercial real Estate	1,622	1,009	5,935	25,393	33,959	4,707,631	4,741,590
Commercial construction	-	-	-	3,150	3,150	537,028	540,178
Residential real Estate	1,437	292	3,139	3,095	7,963	247,306	255,269
Consumer	-	-	-	-	-	1,886	1,886
Total	$7,364	$2,030	$13,531	$61,700	$84,625	$6,753,726	$6,838,351

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

90 days or greater past due and still accruing category reflects purchased credit-impaired loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses for loans that are allocated to each loan portfolio segment. “Prior to January 1, 2021, the allowance for loan losses is based on a calculation methodology disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.”

	December 31, 2021
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated	$15,131	$955	$-	$131	$-	$16,217
Collectively evaluated	8,561	42,713	3,580	3,497	7	58,358
Acquired with deteriorated credit quality individually analyzed	2,277	1,921	-	-	-	4,198
Total	$25,969	$45,589	$3,580	$3,628	$7	$78,773
Gross loans
Individually evaluated	$33,726	$49,310	$13,196	$5,717	$-	$101,949
Collectively evaluated	1,260,537	4,686,346	526,982	246,413	$1,886	$6,722,164
Acquired with deteriorated credit quality individually analyzed	5,165	5,934	-	3,139	-	14,238
Total	$1,299,428	$4,741,590	$540,178	$255,269	$1,886	$6,838,351

	December 31, 2020
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$12,985	$1,329	$-	$-	$-	$-	$14,314
Collectively evaluated for impairment	15,412	33,373	7,787	1,928	4	568	59,072
Acquired portfolio	46	4,628	407	759	-	-	5,840
Acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226

Gross loans
Individually evaluated for impairment	$35,061	$15,827	$24,284	$5,378	$-		$80,550
Collectively evaluated for impairment	1,414,626	2,959,978	574,118	241,925	1,627		5,192,274
Acquired portfolio	68,402	802,190	19,345	71,177	226		961,340
Acquired with deteriorated credit quality	3,878	5,555	-	4,084	-		13,517
Total	$1,521,967	$3,783,550	$617,747	$322,564	$1,853		$6,247,681

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

A summary of the activity in the allowance for credit losses for loans by loan segment is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of January 1, 2021	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226
Day 1 Adjustment CECL	(4,225)	9,605	(961)	2,697	9	(568)	6,557
Balance as of January 1, 2021	24,218	48,935	7,233	5,384	13	-	85,783
Loan charge-offs	(382)	(1,780)	-	(235)	-	-	(2,397)
Recoveries	289	85	-	20	11	-	405

Provision for (reversal of) credit losses	1,844	(1,651)	(3,653)	(1,541)	(17)	-	(5,018)
Balance as of December 31, 2021	$25,969	$45,589	$3,580	$3,628	$7	$-	$78,773

On January 1, 2021, the Company adopted CECL, which replaced the incurred loss method we used in prior periods for determining the provision for credit losses and the allowance for credit losses. Under CECL, we record an expected loss of all cash flows we do not expect to collect at the inception of the loan. The adoption of CECL resulted in an increase in our allowance for credit losses for loans of $6.6 million, which did not impact our consolidated income statement.

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

As of December 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in a TDR.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

As of December 31, 2021, TDRs totaled $79.5 million, of which $35.9 million were on nonaccrual status and $43.6 million were classified as accruing and were performing under their restructured terms. As of December 31, 2020, TDRs totaled $49.4 million, of which $25.7 million were on nonaccrual status and $23.7 million were classified as accruing and were performing under their restructured terms. The Company has allocated $10.4 million and $-0- of specific allowance related to TDRs as of December 31, 2021 and December 31, 2020, respectively. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2021, 2020 and 2019.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2021:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	4	$1,276	$1,276
Commercial real estate	11	35,635	35,635
Commercial construction	1	1,641	1,641
Residential real estate	3	1,758	1,758

Total	19	$40,310	$40,310

The loans modified as TDRs during the year ended December 31, 2021 included maturity extensions and interest rate reductions.

The following table presents loans by class modified as TDRs that occurred during year ended December 31, 2020

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	1	$188	$188
Commercial real estate	1	93	93
Commercial construction	1	4,021	4,021
Residential real estate	2	2,184	2,184

Total	5	$6,486	$6,486

The five loan modifications during the year ended December 31, 2020 were maturity extensions:

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	11	$14,558	$14,558
Commercial real estate	3	5,863	5,863
Commercial construction	3	5,630	5,630

Total	17	$26,051	$26,051

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Included in the commercial loan segment of the troubled debt restructurings is one taxi medallion loan totaling $0.3 million. This taxi medallion loan was on nonaccrual status prior to modification and will remain on nonaccrual status post-modification. All loan modifications during the year ended December 31, 2019 included interest rate reductions and/or maturity extensions.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with clients affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three to nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Additionally, the statement allows for the Company to extend deferrals for an additional term at the option of the Company. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans would not be considered TDR’s if they were performing at year-end 2019, and the other conditions set forth in the interagency statement were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end 2019. As of December 31, 2021, the Bank had 1 deferred loan outstanding totaling $0.5 million, compared to 113 deferred loans totaling $207.1 million as of December 31, 2020 that were not considered TDRs.

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the (reversal of) provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the year ended December 31, 2021 (dollars in thousands):

Year Ended December 31, 2021
Balance as of beginning of period	$-
Day 1 Effect of CECL	2,833
Provision for (reversal of) credit losses - unfunded commitments	(482)
Balance as of end of period	$2,351

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) provision for credit losses for the year ended December 31, 2021 (dollars in thousands):

Year Ended December 31, 2021
Provision for (reversal of) credit losses - loans	$5,018
Provision for (reversal of) credit losses - unfunded commitments	(482)
Provision for (reversal of) credit losses	$(5,500)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2021	2020
	(dollars in thousands)
Land	-	$7,232	$7,232
Buildings	10-25	10,509	15,159
Furniture, fixtures and equipment	3-7	24,137	40,930
Leasehold improvements	10-20	27,343	28,860
Subtotal		69,221	92,181
Less: accumulated depreciation, amortization and fair value adjustments		40,189	62,073
Total premises and equipment, net		$29,032	$30,108

Depreciation and amortization expense of premises and equipment was $3.8 million, $4.2 million and $3.1 million for 2021, 2020 and 2019, respectively.

Finance Leases: The Company acquired a lease agreement for a building under a finance lease. The lease arrangement requires monthly payments through 2028.

The Company has included this lease in premises and equipment as follows:

	2021	2020
	(dollars in thousands)
Capital Lease	$3,423	$3,408
Less: accumulated amortization	2,224	2,038
	$1,199	$1,370

The following is a schedule by year of future minimum lease payments under the finance lease, together with the present value of net minimum lease payments as of December 31, 2021 (dollars in thousands):

2022	$321
2023	323
2024	353
2025	353
2026	353
Thereafter	676
Total minimum lease payments	2,379

Less amount representing interest	444
Present value of net minimum lease payments	$1,935

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Premises and Equipment – (continued)

The Company leases certain premises and equipment under operating leases. As of December 31, 2021, the Company had lease liabilities totaling $12.4 million and right-of-use assets totaling $11.0 million. As of December 31, 2021, the weighted average remaining lease term for operating leases was 5.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.8%. Total lease costs for the year ended December 31, 2021 was $3.2 million.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2021
(dollars in thousands)
Lease payments due:
Less than 1 year	$2,807
1 year through less than 2 years	2,586
2 years through less than 3 years	2,065
3 years through less than 4 years	1,773
4 years through 5 years	1,668
After 5 years	2,680
Total undiscounted cash flows	13,579
Impact of discounting	(1,162)
Total lease liability	$12,417
Note 6 – Goodwill and Other Intangible Assets

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

Based upon management’s review through December 31, 2021, the Company’s goodwill was not impaired. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows:

	2021	2020
	(dollars in thousands)
Balance, January 1	$208,372	$162,574
Acquired goodwill	-	45,798
Impairment	-	-
Balance, December 31	$208,372	$208,372

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Goodwill and Other Intangible Assets – (continued)

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Core deposit intangibles

December 31, 2021	$18,515	$(9,518)	$8,997

Core deposit intangibles

December 31, 2020	$18,515	$(7,538)	$10,977

Aggregate amortization expense was approximately $2.0 million, $2.6 million and $1.4 million for 2021, 2020 and 2019, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2022	$1,684
2023	1,438
2024	1,235
2025	1,116
2026	1,050

Note 7 – Deposits

Time Deposits

As of December 31, 2021, and 2020, the Company's total time deposits were $1.2 billion and $1.5 billion, respectively. Included in time deposits were nonreciprocal brokered time deposits of $215.2 million and $217.5 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the contractual maturities of these time deposits were as follows (dollars in thousands):

2022	$745,411
2023	176,351
2024	45,678
2025	51,216
2026	105,342
2027	25,995
Sub-Total	$1,149,993
Fair value premium	116
Total	$1,150,109

The amount of time deposits with balances in excess of $250,000 were $250.5 million and $368.3 million as of December 31, 2021 and 2020, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$390,549	0.56%	$297,570	0.84
1 year through less than 2 years	50,000	1.84%	75,644	1.42
2 years through less than 3 years	-	n/a	50,000	1.84
3 years through less than 4 years	25,000	1.00	-	n/a
4 years through 5 years	2,050	2.23	-	n/a
After 5 Years	714	2.91%	2,824	2.42
FHLB borrowings - gross	468,313	0.73%	426,038	1.07%
Fair value (discount) premium	(120)		(84)
Total FHLB borrowings	$468,193		$425,954

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances have fixed rates. The advances as of December 31, 2021 were primarily collateralized by approximately $1.9 billion of commercial mortgage and residential loans, net of required over collateralization amounts, under a blanket lien arrangement. As of December 31, 2021, the Company had remaining borrowing capacity of approximately $867.3 million at the FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate as of December 31, 2021 was 2.98%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of December 31, 2021 and December 31, 2020.

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

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”). As of December 31, 2020, the 2015 Notes had a stated maturity of July 1, 2025, and bore interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2021, the variable interest rate was 4.16% and all costs related to 2015 issuance have been amortized. The 2015 Notes were redeemed in full on January 1, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

The current and deferred amounts of income tax expense for December 2021, 2020 and 2019 are as follows (dollars in thousands):

	2021	2020	2019
Current:
Federal	$32,364	$19,590	$15,509
State	12,325	7,006	5,018
Subtotal	44,689	26,596	20,527
Deferred:
Federal	(110)	(3,881)	916
State	126	(3,614)	(812)
Subtotal	16	(7,495)	104
Income tax expense	$44,705	$19,101	$20,631

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

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons (dollars in thousands) December 31,

	2021	2020	2019
Income before income tax expense	$175,058	$90,390	$94,026
Federal statutory rate	21%	21%	21%
Computed “expected” Federal income tax expense	36,762	18,982	19,745
State tax, net of federal tax benefit	9,127	1,913	3,436
Bank owned life insurance	(1,001)	(1,052)	(732)
Tax-exempt interest and dividends	(1,405)	(1,491)	(2,519)
Tax benefits from stock-based compensation	(261)	157	(27)
Other, net	1,483	592	728
Income tax expense	$44,705	$19,101	$20,631

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability as of December 31, 2021 and 2020 are presented in the following table:

	2021	2020
	(dollars in thousands)
Deferred tax assets
Allowance for credit losses	$23,955	$23,399
Depreciation	205	-
Pension actuarial losses	1,301	1,385
New Jersey net operating loss	3,609	4,370
Deferred compensation	2,786	1,835
Unrealized loss on AFS	191	-
Deferred loan costs, net of fees	2,163	357
Capital lease	222	225
Nonaccrual interest	62	51
Other	3,703	4,519
Total deferred tax assets	$38,197	$36,141
Deferred tax liabilities
Employee benefit plans	$(2,289)	$(2,161)
Purchase accounting	(925)	(1,821)
Depreciation	-	(187)
Prepaid expenses	(288)	(201)
Market discount accretion	(437)	(428)
Unrealized gains on securities and swaps	(941)	(2,171)
Other	(1,562)	-
Total deferred tax liabilities	(6,442)	(6,969)
Net deferred tax assets	$31,755	$29,172

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets for state purposes is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible, while for Federal purposes the deferred tax assets can also be realized through tax carrybacks. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2021 and 2020, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

The Company’s federal income tax returns are open and subject to examination from the 2018 tax return year and forward. The Company’s state income tax returns are generally open from the 2016 and later tax return years based on individual state statutes of limitations.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Preferred Stock

On August 19, 2021, the Company completed an underwritten public offering of 115,000 shares, or $115 million in aggregate liquidation preference, of its depositary shares, each representing a 1/40th interest in a share of the Company’s 5.25% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share. The net proceeds received from the issuance of preferred stock at the time of closing were $110.9 million.

Note 12 – Commitments, Contingencies and Concentrations of Credit Risk

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

The Company controls the credit risk of these financial instruments through credit approvals, limits and monitoring procedures. To minimize potential credit risk, the Company generally requires collateral and other credit-related terms and conditions from the client. In the opinion of management, the financial condition of the Company will not be materially affected by the final outcome of these commitments and contingent liabilities. A substantial portion of the Bank’s loans are secured by real estate located in New Jersey and New York. Accordingly, the collectability of a substantial portion of the loan portfolio of the Bank is susceptible to changes in the metropolitan New York real estate market.

The following table provides a summary of financial instruments with off-balance sheet risk as of December 31, 2021 and 2020:

	2021	2020
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$647,971	$525,606
Home equity and other revolving lines of credit	53,180	65,690
Outstanding commercial mortgage loan commitments	514,473	327,745
Standby letters of credit	25,271	28,738
Overdraft protection lines	973	1,020
Total	$1,241,868	$948,799

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
	(dollars in thousands)
Balance, January 1	$21,534	$57,409
New loans	5,250	1,500
Repayments	(9,168)	(37,375)
Balance, December 31	$17,616	$21,534

Deposits from principal officers, directors, and their affiliates as of December 31, 2021 and 2020 were $59.5 million and $55.4 million respectively.

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

Note 14 – Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2021, and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Stockholders’ Equity and Regulatory Requirements – (continued)

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2021 and 2020, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank			(dollars in thousands)
December 31, 2021
Leverage (Tier 1) capital	$891,730	11.43%	$312,166	4.00%	$390,207	5.00%
Risk-Based Capital:
CET 1	$891,730	11.96%	$335,641	4.50%	$484,815	6.50%
Tier 1	891,730	11.96%	447,522	6.00%	596,696	8.00%
Total	1,002,753	13.44%	596,696	8.00%	745,869	10.00%

December 31, 2020
Leverage (Tier 1) capital	$776,430	10.64%	$291,958	4.00%	$364,947	5.00%
Risk-Based Capital:
CET 1	$776,430	12.24%	$285,473	4.50%	$412,349	6.50%
Tier 1	776,430	12.24%	380,630	6.00%	507,507	8.00%
Total	887,906	14.00%	507,507	8.00%	634,384	10.00%

			Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company			(dollars in thousands)
December 31, 2021
Leverage (Tier 1) capital	$909,577	11.65%	$312,194	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$793,495	10.64%	$335,648	4.50%	N/A	N/A
Tier 1	909,577	12.19%	447,531	6.00%	N/A	N/A
Total	1,138,350	15.26%	596,708	8.00%	N/A	N/A

December 31, 2020
Leverage (Tier 1) capital	$694,895	9.51%	$292,349	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$689,740	10.79%	$287,746	4.50%	N/A	N/A
Tier 1	694,895	10.87%	383,661	6.00%	N/A	N/A
Total	964,121	15.08%	511,548	8.00%	N/A	N/A

As of December 31, 2021, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the CET 1 Ratio which was 3.64% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.94% above the minimum buffer ratio.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Comprehensive Income

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
	For the Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Sale of investment securities available-for-sale	$195	$29	$(280)	Net gains (losses) on sale of investment securities
	(48)	(6)	79	Income tax expense
	147	23	(201)
Net interest (expense)/income on swaps	(1,873)	(1,577)	677	Interest expense
	528	443	(190)	Income tax expense
	(1,345)	(1,134)	487
Amortization of pension plan net actuarial gains/(losses)	(299)	(301)	(358)	Salaries and employee benefits
	84	84	101	Income tax benefit
	(215)	(217)	(257)
Total reclassification	$(1,413)	$(1,328)	$29

Accumulated other comprehensive (loss)/income as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(484)	$7,859
Cash flow hedge, net of tax	2,406	(1,520)
Defined benefit pension and post-retirement plans, net of tax	(3,326)	(3,542)
Total	$(1,404)	$2,797

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits

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

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans as of December 31, 2021 and 2020.

	2021	2020
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation as of January 1,	$13,476	$12,533
Interest cost	284	364
Actuarial loss	1,584	1,300
Benefits paid	(700)	(721)
Projected benefit obligation as of December 31,	$14,644	$13,476
Change in Plan Assets:
Fair value of plan assets as of January 1,	$15,868	$14,616
Actual return on plan assets	2,436	1,973
Employer contributions	-	-
Benefits paid	(700)	(721)
Fair value of plan assets as of December 31,	$17,604	$15,868
Funded status	$2,960	$2,392

The accumulated benefit obligation was $14.6 million and $13.5 million as of the year ended December 31, 2021 and 2020, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. The Company expects to recognize approximately $0.1 of the net actuarial loss reported in the following table as of December 31, 2021 as a component of net periodic pension expense during 2022.

	2021	2020
	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income	$4,627	$4,926

The net periodic pension expense and other comprehensive income (before tax) for 2021, 2020 and 2019 includes the following:

	2021	2020	2019
	(dollars in thousands)
Interest cost	$284	$364	$453
Expected return on plan assets	(852)	(784)	(697)
Net amortization	299	301	358
Total net periodic pension expense	$(269)	$(119)	$114

Total gain recognized in other comprehensive income	(299)	(190)	(150)
Total recognized in net periodic expense and other comprehensive income (before tax)	$(568)	$(309)	$(36)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

The following table presents the weighted average assumptions used to determine the pension benefit obligations as of December 31, for the following periods.

	2021	2020
Discount rate	2.57%	2.17%
Rate of compensation increase	N/A	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2022	2021	2020

Discount rate	2.57%	2.17%	2.99%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2021 and 2020, target allocation, and expected long-term rate of return by asset are as follows:

	Target Allocation	% of Plan Assets – Year Ended 2021	% of Plan Assets – Year Ended 2020	Weighted Average Expected Long-Term Rate of Return
Equity Securities
Domestic	45%	59%	55%	3.2%
International	15%	5%	6%	1.3%
Debt and/or fixed income securities	38%	34%	35%	0.9%
Cash and other alternative investments, including real estate funds, commodity funds, hedge funds and equity structured notes	2%	2%	4%	0.1%
Total	100%	$100%	$100%	$5.5%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets as of December 31, 2021 and 2020, by asset class, are as follows:

	December 31, 2021	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$178	$178	$-	$-
Equity securities:
U.S. companies	10,551	10,551	-	-
International companies	897	897	-	-
Debt and/or fixed income securities	5,804	5,804	-	-
Commodity funds	111	111	-	-
Real estate funds	63	63	-	-
Total	$17,604	$17,604	$-	$-

	December 31, 2020	Fair Value Measurements at Reporting Date Using
Asset Class		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Cash	$406	$406	$-	$-
Equity securities:
U.S. companies	8,737	8,737	-	-
International companies	1,031	1,031	-	-
Debt and/or fixed income securities	5,522	5,522	-	-
Commodity funds	115	115	-	-
Real estate funds	57	57	-	-
Total	$15,868	$15,868	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

Fair Value of Plan Assets

The Company used the following valuation methods and assumptions to estimate the fair value of assets held by the plan (for further information on fair value methods, see Note 20):

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

Cash Flows

Contributions

The Bank does not expect to make a contribution in 2022.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (dollars in thousands):

2022	$726
2023	708
2024	697
2025	697
2026	702
2027-2031	3,682

401(k) Plan

The Company maintains a 401(k) plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2014 plan year, the 401(k) plan was amended to provide for a match of 50% of elective contributions, up to 6% of an employee’s contribution. In 2018, the 401 (k) plan was amended to provide for 100% matching of employee contributions up to 5% of employee contributions. For 2021, 2020 and 2019, employer contributions amounted to $1.6 million, $1.6 million and $1.3 million, respectively.

Supplemental Executive Retirement Plan (“SERP”)

During 2019 and in 2021, the Company adopted supplemental executive retirement plans (“SERP’s”) for the benefit of several of its executive officers. Each SERP is a non-qualified plan which provides supplemental retirement benefits to the participating officers of the Company. SERP compensation expense was $1.0 million and $0.4 million for the years ended December 31, 2021 and December 31, 2020, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2021. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of December 31, 2021 are approximately 320,613. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $4.5 million, $2.9 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019 respectively.

Activity under the Company’s options for the year ended December 31, 2021 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	38,013	$9.03
Granted	-	-
Exercised	(14,247)	7.51
Forfeited/cancelled/expired	-	-
Outstanding as of December 31, 2021	23,766	9.94	0.6	$541,000

Exercisable as of December 31, 2021	23,766	$9.94	0.6	$541,000

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for year ended December 31, 2021 was as follows:

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2020	113,114	$18.17
Granted	49,971	25.33
Vested	(75,257)	18.82
Forfeited/cancelled/expired	(5,135)	20.22
Nonvested December 31, 2021	82,693	$21.78

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stock Based Compensation – (continued)

As of December 31, 2021, there was approximately $1.0 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2020	147,636		$17.29
Awarded	37,543		25.24
Change in estimate	65,389		15.46
Vested shares	(29,421)		31.35
Forfeited/cancelled/expired	(11,153)		17.06
Unearned as of December 31, 2021	209,994	233,638	$16.18

As of December 31, 2021, the specific number of shares related to performance units that were expected to vest was 216,575, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of December 31, 2021, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 218,835. During the year ended December 31, 2021, 29,421 shares vested. A total of 14,710 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the year ended December 31, 2021 were 14,711 shares. As of December 31, 2021, compensation cost of approximately $1.2 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2020	169,313	$14.07
Awarded	45,027	25.24
Vested shares	(68,916)	16.29
Forfeited/cancelled/expired	(8,476)	15.83
Unearned as of December 31, 2021	136,948	$16.52

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the year ended December 31, 2021, 68,916 shares vested. A total of 34,458 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the year ended December 31, 2021 were 34,458 shares. As of December 31, 2021, compensation cost of approximately $1.1 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.3 years.

Note 18 – Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. As of December 31, 2021, approximately $256.9 million was available for payment of dividends based on regulatory guidelines.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Derivatives

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

In addition, during 2021, the Company entered into 9 forward starting pay fixed-rate interest rate swaps, with a total notional amount of $400 million, which are also designated as a cash flow hedge of a future Federal Home Loan Bank advance. We are required to pay fixed rates of interest ranging from 0.631% to 1.23% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The forward starting swaps have commencing payment dates ranging from October 2021 to August 2022, with expiration dates ranging from December 2025 to March 2028.

Interest expense recorded on these swap transactions totaled approximately $(1.9) million, $(1.6) million, and $(0.7) million during 2021, 2020, and 2019 is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31:

	2021
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$3,593	$1,873	$-

	2020
(dollars in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain (loss) recognized in other Noninterest income (Ineffective Portion)
Interest rate contracts	$(3,423)	$1,577	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of December 31, 2021 and December 31, 2020:

	2021		2020
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$475,000	$3,347	$175,000	$(2,119)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Derivatives – (continued)

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2021 and December 31, 2020.

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

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

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2021 and December 31, 2020 are as follows:

		December 31, 2021 Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$50,360	$-	$50,360	$-
Residential mortgage pass-through securities	316,095	-	316,095	-
Commercial mortgage pass-through securities	10,469	-	10,469	-
Obligations of U.S. states and political subdivision	145,625	-	137,060	8,565
Corporate bonds and notes	9,049	-	9,049	-
Asset-backed securities	2,564	-	2,564	-
Certificates of deposit	150	-	150	-
Other securities	195	195	-	-
Total available-for-sale	$534,507	$195	$525,747	$8,565

Equity securities	13,794	11,081	2,713	-
Derivatives	3,347	-	3,347	-
Total assets	$551,648	$11,276	$531,807	$8,565

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2021 and 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2020 Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$38,458	$-	$38,458	$-
Residential mortgage pass-through securities	270,884	-	270,884	-
Commercial mortgage pass-through securities	6,922	-	6,922	-
Obligations of U.S. states and political subdivision	142,808	-	133,964	8,844
Corporate bonds and notes	25,095	-	25,095	-
Asset-backed securities	3,480	-	3,480	-
Certificates of deposit	151	-	151	-
Other securities	157	157	-	-
Total available-for-sale	$487,955	$157	$478,954	$8,844

Equity securities	13,387	13,387	-	-
Total assets	$501,343	$13,544	$478,954	$8,844

Liabilities
Derivatives	$(2,119)	$-	$(2,119)	$-
Total liabilities	$(2,119)	$-	$(2,119)	$-

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2021 and December 31, 2020:

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of December 31, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$13,399	$-	$-	$13,399
Commercial real estate	20,185	-	-	20,185
Residential real estate	2,794	-	-	2,794

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:	(dollars in thousands)
Commercial	$10,751	$-	$-	$10,751
Commercial real estate	1,393	-	-	1,393

Collateral dependent loans - Collateral dependent loans as of December 31, 2021 that required a valuation allowance were $54.1 million with a related valuation allowance of $17.8 million.

Impaired loans - Collateral dependent impaired loans as of December 31, 2020 that required a valuation allowance were $26.5 million with a valuation allowance of $14.3 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and year ended December 31, 2020:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2021	$8,844
Principal paydowns	(279)
Ending balance, December 31, 2021	$8,565

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2020	$9,114
Principal paydowns	(270)
Ending balance, December 31, 2020	$8,844

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2021

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,565	Discounted cash flows	Discount rate	2.9%

December 31, 2020

	Fair Value	Valuation Techniques	Unobservable Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	8,844	Discounted cash flows	Discount rate	2.9%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Non-recurring basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis for the periods presented. The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2021

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Commercial	$12,193	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48% to 73% (49%)
Commercial	$1,206	Appraisals of collateral value	Adjustment for comparable sales	-10% to +35% (+6%)

Commercial real estate	$20,185	Appraisals of collateral value	Adjustment for comparable sales	-20% to +15% (-6%)
Residential real estate	$2,794	Appraisals of collateral value	Adjustment for comparable sales	-15% to +39% (5%)

December 31, 2020

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Impaired loans:
Commercial	$10,524	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48-53 (49)
Commercial	$227	Appraisals of collateral value	Adjustment for comparable sales	1% to +5% (+2%)

Commercial Real Estate	$1,393	Appraisals of collateral value	Adjustment for comparable sales	-25% to +20% (-8%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2021 and December 31, 2020:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
December 31, 2021
Financial assets:
Cash and due from banks	$265,536	$265,536	$265,536	$-	$-
Investment securities available-for-sale	534,507	534,507	195	525,747	8,565
Restricted investment in bank stocks	27,826	n/a	n/a	n/a	n/a
Equity securities	13,794	13,794	11,081	2,713	-
Net loans	6,749,849	6,800,287	-	-	6,800,287
Derivatives	3,347	3,347	-	3,347	-
Accrued interest receivable	34,152	34,152	-	1,554	32,598

Financial liabilities:
Noninterest-bearing deposits	1,617,049	1,617,049	1,617,049	-	-
Interest-bearing deposits	4,715,904	4,716,358	3,565,795	1,150,563	-
Borrowings	468,193	469,671	-	469,671	-
Subordinated debentures	152,951	163,995	-	163,995	-
Accrued interest payable	2,716	2,716	-	2,716	-

December 31, 2020
Financial assets:
Cash and due from banks	$303,756	$303,756	$303,756	$-	$-
Investment securities available-for-sale	487,955	487,955	157	478,954	8,844
Restricted investment in bank stocks	25,099	n/a	n/a	n/a	n/a
Equity securities	13,387	13,387	13,387	-	-
Net loans	6,157,081	6,244,037	-	-	6,244,037
Accrued interest receivable	35,317	35,317	-	1,764	33,553

Financial liabilities:
Noninterest-bearing deposits	1,339,108	1,339,108	1,339,108	-	-
Interest-bearing deposits	4,620,116	4,633,961	3,155,983	1,477,978	-
Borrowings	425,954	429,671	-	429,671	-
Subordinated debentures	202,648	214,113	-	214,113	-
Derivatives	2,119	2,119	-	2,119	-
Accrued interest payable	3,687	3,687	-	3,687	-
Cash and due from banks	$303,756	$303,756	$303,756	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Note 21 – Parent Corporation Only Financial Statements

The Parent Corporation operates its wholly-owned subsidiary, the Bank. The earnings of this subsidiary are recognized by the Parent Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Parent Corporation’s investment in the subsidiaries and dividends paid reduce the investment in the subsidiaries. The ability of the Parent Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Parent Corporation are restricted under supervisory regulations (see Note 18 of the Notes to Consolidated Financial Statements).

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	As of December 31,
	2021	2020
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$133,648	$34,388
Investment in subsidiaries	1,111,520	1,001,998
Investment securities	32,405	32,405
Equity securities	725	-
Other assets	699	51,288
Total assets	$1,278,997	$1,120,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,834	$2,121
Subordinated debentures, net	152,951	202,648
Stockholders’ equity	1,124,212	915,310
Total liabilities and stockholders’ equity	$1,278,997	$1,120,079

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Parent Corporation Only Financial Statements – (continued)

Condensed Statements of Income

	For Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$24,071	$15,200	$30,050
Other income	1,627	1,683	1,652
Total Income	25,698	16,883	31,702
Expenses	(8,741)	(9,263)	(7,386)
Income before equity in undistributed earnings of subsidiaries	16,957	7,620	24,316
Equity in undistributed earnings of subsidiaries	113,396	63,669	49,079
Net Income	130,353	71,289	73,395
Preferred dividends	1,717	-	-
Net income available to common stockholders	$128,636	$71,289	$73,395

Condensed Statements of Cash Flows

	For Years Ended December 31
	2021	2020	2019
	(dollars in thousands)
Cash flows from operating activities:
Net income	$130,353	$71,289	$73,395
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(113,396)	(63,669)	(49,079)
Loss on equity securities, net	55	-	38
Amortization of subordinated debt issuance costs	303	323	329
Decrease (increase) in other assets	50,590	(50,001)	-
(Decrease) increase in other liabilities	(287)	(391)	(1,509)
Net cash provided by (used in) operating activities	67,618	(42,449)	23,174

Cash flows from investing activities:
Purchase of available-for-sale securities	-	-	(2)
Sales of available-for-sale securities	-	-	23
Purchase of equity securities	(780)	-	-
Sale of equity securities	-	-	569
Repayment of short-term borrowing	-	(3,000)	-
Capital infusion to subsidiary	-	-	-
Net cash (used in) provided by investing activities	(780)	(3,000)	590

Cash flows from financing activities:
(Repayment of) proceeds from subordinated debt	(50,000)	73,440	-
Cash dividends paid on preferred stock	(1,717)	-	-
Cash dividends paid on common stock	(17,493)	(14,317)	(12,160)
Purchase of treasury stock	(9,401)	(911)	(12,643)
Proceeds from preferred stock offering	110,927	-	-
Proceeds from exercise of stock options	106	233	360
Net cash provided by (used in) financing activities	32,422	58,445	(24,443)

Increase (decrease) in cash and cash equivalents	99,260	12,996	(679)
Cash and cash equivalents as of January 1,	34,388	21,392	22,071
Cash and cash equivalents as of December 31,	$133,648	$34,388	$21,392

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2021
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$79,040	$77,026	$73,051	$72,621
Total interest expense	8,579	8,781	10,042	11,458
Net interest income	70,461	68,245	63,009	61,163
Provision for credit losses	815	1,100	(1,649)	(5,766)
Total other income, net of securities gains	3,777	4,016	4,472	3,426
Other expenses	28,084	28,183	26,259	26,485
Income before income taxes	45,339	42,978	42,871	43,870
Income tax expense	12,301	10,881	10,652	10,871
Net income	33,038	32,097	32,219	32,999
Preferred dividends	1,717	-	-	-
Net income available to common stockholders	$31,321	$32,097	$32,219	$32,999
Earnings per share:
Basic	$0.79	$0.81	$0.81	$0.83
Diluted	0.79	0.80	0.81	0.82

	2020
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$75,588	$77,221	$78,677	$76,714
Total interest expense	14,217	16,672	17,887	21,433
Net interest income	61,371	60,549	60,790	55,281
Provision for credit losses	5,000	5,000	15,000	16,000
Total other income, net of securities gains	3,442	3,483	4,621	2,854
Other expenses	26,402	26,478	33,063	35,058
Income before income taxes	33,411	32,554	17,348	7,077
Income tax expense	7,770	7,768	2,516	1,047
Net income	$25,641	$24,786	$14,832	$6,030
Earnings per share:
Basic	$0.64	$0.62	$0.37	$0.15
Diluted	0.64	0.62	0.37	0.15

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this part is included in the definitive Proxy Statement for the Company’s 2022 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2022 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2022 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2022 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description
3.1	The Registrant’s Restated Certificate of Incorporation as of May 21, 2020 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2020.
3.2	Certificate of Amendment designating the 5.25% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, of the Company, filed with the Department of the Treasury of the State of New Jersey and effective August 17, 2021(incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed on August 19, 2021)
3.3	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2018.
4.1	The Registrant’s Capital Stock
4.2	Specimen of the Company’s 5.25% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on August 19, 2021).
4.3	Deposit Agreement, dated as of August 19, 2021, among the Company, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein
10.1	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.
10.2	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.4	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.
10.6	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2006.
10.7	Amendment to 2003 Amended and Restated Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.
10.8	Second Amended and Restated Employment Agreement, dated as of June 1, 2017, by and among the Registrant, ConnectOne Bank and Frank Sorrentino III, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on June 5, 2017. *
10.9	Amended and Restated Employment Agreement dated as of June 1, 2017, by and among the Registrant, ConnectOne Bank and William S. Burns, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017 *
10.10	Form of Change in Control Agreement by and between the Company and Laura Criscione dated December 19, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2013. *
10.11	North Jersey Community Bank 2006 Equity Compensation Plan (1)
10.12	North Jersey Community Bank 2008 Equity Compensation Plan (1)
10.13	North Jersey Community Bank 2009 Equity Compensation Plan (1)
10.14	2012 Equity Compensation Plan (1)
10.15	Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)
10.16	Employment Agreement by and among the Registrant, ConnectOne Bank and Elizabeth Magennis dated June 1, 2017 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017. *
10.17	Employment Agreement by and among the Registrant, ConnectOne Bank and Christopher Ewing dated June 1, 2017 is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017. *
10.18	First Supplemental Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (3)
10.19	2017 Equity Compensation Plan (4)
10.20	Form of Supplemental Executive Retirement Plan between the Registrant and each of Frank Sorrentino, III, William S. Burns, Elizabeth Magennis, Christopher Ewing and Michael McGrover (5)

10.21	Form of Split Dollar Life Insurance Agreement between the Registrant and each of Frank Sorrentino, III, William S. Burns, Elizabeth Magennis, Christopher Ewing and Michael McGrover (5) Second Supplemental Indenture, dated as of June 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2020.
21.1	Subsidiaries of the Registrant
23.1	Consent of Crowe LLP
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Personal certification of the chief executive officer and the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract on compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibits 10.15, 10.16, 10.17 and 10.18, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2014
(2)	Incorporated by reference from Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed July 2, 2015
(3)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed January 17, 2018
(4)	Incorporated by reference from Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017
(5)	Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 16, 2019

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

CONNECTONE BANCORP, INC.

February 25, 2022	By:	/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on February 25, 2022, have signed this report below.

/s/ Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (principal executive officer
Frank Sorrentino III
/s/ William S. Burns	Senior Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
William S. Burns
/s/ Stephen Boswell	Director
Stephen Boswell
/s/ Frank Baier	Director
Frank Baier
/s/ Frank Huttle III	Director
Frank Huttle III
/s/ Michael Kempner	Director
Michael Kempner
/s/ Joseph Parisi, Jr.	Director
Joseph Parisi, Jr.
/s/ Nicholas Minoia	Director
Nicholas Minoia
/s/ William A. Thompson	Director
William A. Thompson
/s/ Katherin Nukk-Freeman	Director
Katherin Nukk-Freeman
/s/ Daniel Rifkin	Director
Daniel Rifkin
/s/ Mark Sokolich	Director
Mark Sokolich
/s/ Anson M. Moise	Director
Anson M. Moise