Form 10-Q
period 2022-03-31
ConnectOne Bancorp, Inc.
filed 2022-05-06
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,524,417 shares
(Title of Class)	(Outstanding as of May 6, 2022)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands, except for share data)	March 31, 2022	December 31, 2021

ASSETS
Cash and due from banks	$61,849	$54,352
Interest-bearing deposits with banks	249,695	211,184
Cash and cash equivalents	311,544	265,536

Investment securities	512,030	534,507
Equity securities	13,198	13,794

Loans held-for-sale	2,742	250

Loans receivable	6,979,595	6,828,622
Less: Allowance for credit losses - loans	80,070	78,773
Net loans receivable	6,899,525	6,749,849

Investment in restricted stock, at cost	25,254	27,826
Bank premises and equipment, net	28,779	29,032
Accrued interest receivable	34,081	34,152
Bank owned life insurance	196,937	195,731
Right of use operating lease assets	10,400	11,017
Other real estate owned	316	-
Goodwill	208,372	208,372
Core deposit intangibles	8,564	8,997
Other assets	82,559	50,417
Total assets	$8,334,301	$8,129,480
LIABILITIES
Deposits:
Noninterest-bearing	$1,631,292	$1,617,049
Interest-bearing	4,929,113	4,715,904
Total deposits	6,560,405	6,332,953
Borrowings	412,170	468,193
Subordinated debentures, net	153,027	152,951
Operating lease liabilities	11,773	12,417
Other liabilities	58,407	38,754
Total liabilities	7,195,782	7,005,268

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of March 31, 2022 and as of December 31, 2021; outstanding 115,000 shares as of March 31, 2022 and as of December 31, 2021	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,652,378 shares as of March 31, 2022 and 42,557,264 shares as of December 31, 2021; outstanding 39,518,411 shares as of March 31, 2022 and 39,568,090 as of December 31, 2021	586,946	586,946
Additional paid-in capital	28,484	27,246
Retained earnings	464,889	440,169
Treasury stock, at cost 3,133,967 common shares as of March 31, 2022 and 2,989,174 as of December 31, 2021	(44,458)	(39,672)
Accumulated other comprehensive loss	(8,269)	(1,404)
Total stockholders’ equity	1,138,519	1,124,212
Total liabilities and stockholders’ equity	$8,334,301	$8,129,480

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2022	2021
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$76,025	$70,462
Interest and dividends on investment securities:
Taxable	1,873	1,088
Tax-exempt	709	766
Dividends	214	256
Interest on federal funds sold and other short-term investments	120	49
Total interest income	78,941	72,621
Interest expense
Deposits	5,010	7,585
Borrowings	3,573	3,873
Total interest expense	8,583	11,458
Net interest income	70,358	61,163
Provision for (reversal of) credit losses	1,450	(5,766)
Net interest income after provision for (reversal of) credit losses	68,908	66,929
Noninterest income
Deposit, loan and other income	1,743	1,168
Income on bank owned life insurance	1,206	1,064
Net gains on sale of loans held-for-sale	701	707
Gain on sale of branches	-	674
Net losses on equity securities	(596)	(187)
Total noninterest income	3,054	3,426
Noninterest expenses
Salaries and employee benefits	18,783	15,632
Occupancy and equipment	1,929	3,404
FDIC insurance	606	935
Professional and consulting	1,792	1,956
Marketing and advertising	351	241
Information technology and communications	2,866	2,525
Amortization of core deposit intangibles	433	507
Other components of net periodic pension expense	(143)	(67)
Increase in value of acquisition price	683	-
Other expenses	1,930	1,352
Total noninterest expenses	29,230	26,485
Income before income tax expense	42,732	43,870
Income tax expense	11,351	10,871
Net income	31,381	32,999
Preferred dividends	1,509	-
Net income available to common stockholders	$29,872	$32,999
Earnings per common share
Basic	$0.76	$0.83
Diluted	0.75	0.82

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income	$31,381	$32,999

Other comprehensive income (loss):

Unrealized holding losses on available-for-sale securities arising during the period	(30,625)	(5,440)
Tax effect	8,139	1,432
Net of tax	(22,486)	(4,008)

Unrealized gains on cash flow hedges	19,000	24
Tax effect	(5,341)	(11)
Net of tax	13,659	13

Reclassification adjustment for realized losses on cash flow hedges included in net income	525	631
Tax effect	(147)	(177)
Net of tax	378	454

Unrealized gains on pension plan	2,187	-
Tax effect	(615)	-
Net of tax	1,572	-

Reclassification adjustment for realized losses on pension plan included in net income	16	75
Tax effect	(4)	(20)
Net of tax	12	55

Total other comprehensive loss	(6,865)	(3,486)

Total comprehensive income	$24,516	$29,513

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021 as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	32,999	-	-	32,999
Other comprehensive loss, net of tax	-	-	-	-	-	(3,486)	(3,486)
Cash dividends declared on common stock ($0.11 per share)	-	-	-	(3,584)	-	-	(3,584)
Exercise of stock options (5,449 shares)	-	-	45	-	-	-	45
Restricted stock grants (26,769 shares)	-	-	-	-	-	-	-
Stock grants (446 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of treasury stock (93,629 shares)	-	-	-	-	(2,411)	-	(2,411)
Stock-based compensation	-	-	972	-	-	-	972

Balance as of March 31, 2021	$-	$586,946	$23,621	$358,441	$(32,682)	$(689)	$935,637

Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	31,381	-	-	31,381
Other comprehensive loss, net of tax	-	-	-	-	-	(6,865)	(6,865)
Cash dividends declared on common stock ($0.13 per share)	-	-	-	(5,152)	-	-	(5,152)
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Exercise of stock options (8,774 shares)	-	-	91	-	-	-	91
Restricted stock grants, net of forfeitures (32,454 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (144,793 shares)	-	-	-	-	(4,786)	-	(4,786)
Stock-based compensation	-	-	1,147	-	-	-	1,147

Balance as of March 31, 2022	$110,927	$586,946	$28,484	$464,889	$(44,458)	$(8,269)	$1,138,519

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$31,381	$32,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	983	880
Provision for (reversal of) credit losses	1,450	(5,766)
Amortization of intangibles	433	507
Net accretion of loans	(874)	(1,406)
Accretion on bank premises	(12)	(23)
Accretion on deposits	(321)	(650)
Amortization (accretion) on borrowings, net	16	(17)
Stock-based compensation	1,147	972
Losses on equity securities, net	596	187
Gains on sale of loans held-for-sale, net	(701)	(707)
Loans originated for resale	(8,872)	(23,348)
Proceeds from sale of loans held-for-sale	9,472	21,856
Gain on sale of branches	-	(674)
Net losses on disposition of other premises and equipment	-	22
Increase in cash surrender value of bank owned life insurance	(1,206)	(1,064)
Amortization of premiums and accretion of discounts on securities available-for-sale	872	1,605
Amortization of subordinated debentures issuance costs	76	76
Decrease in accrued interest receivable	71	68
Net change in operating leases	(27)	(131)
(Increase) decrease in other assets	(10,585)	47,156
Increase in other liabilities	21,945	7,589
Net cash provided by operating activities	45,844	80,131

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(52,970)	(33,305)
Maturities, calls and principal repayments	43,950	72,193
Net redemptions of restricted investment in bank stocks	2,572	2,616
Payments on loans held-for-sale	-	9
Net increase in loans	(153,048)	(36,553)
Purchases of premises and equipment	(718)	(67)
Proceeds from sale of branches	-	729
Net cash (used in) provided by investing activities	(160,214)	5,622

Cash flows from financing activities
Net increase (decrease) in deposits	227,773	(7,240)
Advances of Federal Home Loan Bank (“FHLB”) borrowings	150,000	-
Repayments of FHLB borrowings	(206,039)	(66,227)
Decrease in subordinated debt	-	(50,000)
Cash dividends on preferred stock	(1,509)	-
Cash dividends paid on common stock	(5,152)	(3,584)
Repurchase of treasury stock	(4,786)	(2,411)
Proceeds from exercise of stock options	91	45
Net cash provided by (used in) financing activities	160,378	(129,417)
Net change in cash and cash equivalents	46,008	(43,664)
Cash and cash equivalents at beginning of period	265,536	303,756

Cash and cash equivalents at end of period	$311,544	$260,092

(continued)

Supplemental disclosures of cash flow information

Cash payments for:
Interest paid on deposits and borrowings	$8,794	$11,690
Income taxes	300	4,350

Supplemental disclosures of noncash activities

Investing:
Transfer of loans to other real estate owned	$316	$-
Transfer of loans from held-for-investment to held-for-sale	2,391	-

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other interim period. The Company’s 2021 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

Risks and Uncertainties

As previously disclosed, on March 11, 2020 the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to impact the United States and the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Although economic activity began to accelerate in 2021, and the United States continues to implement a COVID-19 vaccination program, COVID-19, it’s variants and actions taken to mitigate the spread of it have had and may in the future have an adverse impact on the economies and financial markets of many countries and parts of the United States, including the New Jersey/New York metropolitan area in which the Company primarily operates. Although the Company has been able to continue operations while taking steps to ensure the safety of employees and clients, COVID-19 could impact the Company’s operations in the future. The effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations in future periods. Although state and local governments have lifted many restrictions on conducting business, it is possible that restrictions could be reimposed.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1b. Authoritative Accounting Guidance

Newly Issued, But Not Yet Effective Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (“CECL”) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13”). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(dollars in thousands, except for per share data)	2022	2021
Net income available to common stockholders	$29,872	$32,999
Earnings allocated to participating securities	(80)	(186)
Income attributable to common stock	$29,792	$32,813

Weighted average common shares outstanding, including participating securities	39,560	39,738
Weighted average participating securities	(107)	(181)
Weighted average common shares outstanding	39,453	39,557
Incremental shares from assumed conversions of options, performance units and restricted shares	274	232
Weighted average common and equivalent shares outstanding	39,727	39,789

Earnings per common share:
Basic	$0.76	$0.83
Diluted	0.75	0.82

There were no antidilutive share equivalents for the quarters ended March 31, 2022 and March 31, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities

The Company’s investment securities are classified as available-for-sale as of March 31, 2022 and December 31, 2021. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2022 and December 31, 2021. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of March 31, 2022 and December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Investment Credit Losses
	(dollars in thousands)
March 31, 2022

Securities available-for-sale
Federal agency obligations	$51,506	$46	$(3,003)	$48,549	$-
Residential mortgage pass-through securities	320,605	160	(19,789)	300,976	-
Commercial mortgage pass-through securities	18,713	8	(1,313)	17,408	-
Obligations of U.S. states and political subdivisions	144,474	446	(7,869)	137,051	-
Corporate bonds and notes	5,477	35	(11)	5,501	-
Asset-backed securities	2,364	7	(17)	2,354
Other securities	191	-	-	191	-
Total securities available-for-sale	$543,330	$702	$(32,002)	$512,030	$-

December 31, 2021
Securities available-for-sale
Federal agency obligations	$50,336	$649	$(625)	$50,360	$-
Residential mortgage pass-through securities	317,111	1,868	(2,884)	316,095	-
Commercial mortgage pass-through securities	10,814	118	(463)	10,469	-
Obligations of U.S. states and political subdivisions	145,045	1,562	(982)	145,625	-
Corporate bonds and notes	8,968	81	-	9,049	-
Asset-backed securities	2,563	3	(2)	2,564	-
Certificates of deposit	150	-	-	150	-
Other securities	195	-	-	195	-
Total securities available-for-sale	$535,182	$4,281	$(4,956)	$534,507	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Investment securities having a carrying value of approximately $95.0 million and $71.2 million as of March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of March 31, 2022, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	March 31, 2022
	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$3,391	$3,394
Due after one year through five years	6,118	6,135
Due after five years through ten years	4,694	4,774
Due after ten years	189,618	179,152
Residential mortgage pass-through securities	320,605	300,976
Commercial mortgage pass-through securities	18,713	17,408
Other securities	191	191
Total securities available-for-sale	$543,330	$512,030

We had no gross gains or losses from the sale of securities for the three months ended March 31, 2022 and 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Impairment Analysis of Available--for-sale Debt Securities

The following tables indicate gross unrealized losses in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$43,257	$(3,003)	$43,257	$(3,003)	$-	$-
Residential mortgage pass-through securities	284,118	(19,789)	223,718	(14,696)	60,400	(5,093)
Commercial mortgage pass-through securities	14,437	(1,313)	10,532	(483)	3,905	(830)
Obligations of U.S. states and political subdivisions	111,635	(7,869)	111,635	(7,869)	-	-
Corporate bonds and notes	1,988	(11)	1,988	(11)	-	-
Asset-backed securities	1,837	(17)	1,837	(17)	-	-
Total temporarily impaired securities	$457,272	$(32,002)	$392,967	$(26,079)	$64,305	$(5,923)

	December 31, 2021
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$28,974	$(625)	$28,974	$(625)	$-	$-
Residential mortgage pass-through securities	246,396	(2,884)	214,701	(2,111)	31,695	(773)
Commercial mortgage pass-through securities	8,370	(463)	4,682	(75)	3,688	(388)
Obligations of U.S. states and political subdivisions	89,473	(982)	89,473	(982)	-	-
Asset-backed securities	802	(2)	802	(2)	-	-
Total Temporarily Impaired Securities	$374,015	$(4,956)	$338,632	$(3,795)	$35,383	$(1,161)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of March 31, 2022 and December 31, 2021, totaled $1.4 million and $1.6 million, respectively.

The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of March 31, 2022.

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

Note 4. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.  An interest rate swap was entered into on April 13, 2017 with a respective notional amount of $25.0 million and was designated as a cash flow hedge of a Federal Home Loan Bank advance. We are required to pay a fixed-rate of interest of 1.93% and receive variable rates of interest that reset quarterly based on three-month LIBOR. The expiration date for the swap is April 2022. The swap is determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swap.

In addition, during 2021, the Company entered into 9 forward starting pay fixed-rate interest rate swaps, 7 of which have since commenced, with a total notional amount of $400 million, which are also designated as a cash flow hedges of current, or future, Federal Home Loan Bank advance. We are required to pay fixed rates of interest ranging from 0.631% to 1.23% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The 2 remaining forward starting swaps have commencing payment dates in May 2022 and August 2022, with expiration dates on the 9 positions ranging from December 2025 to March 2028.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

Interest expense recorded on these swap transactions totaled approximately $0.5 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

	Three Months Ended March 31, 2022
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
		(dollars in thousands)
Interest rate contracts	$19,000	$525	$-

	Three Months Ended March 31, 2021
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
		(dollars in thousands)
Interest rate contracts	$24	$631	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$425,000	$22,872	$475,000	$3,347

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Commercial (1)	$1,278,477	$1,299,428
Commercial real estate	4,919,093	4,741,590
Commercial construction	539,058	540,178
Residential real estate	250,205	255,269
Consumer	1,140	1,886
Gross loans	6,987,973	6,838,351
Net deferred loan fees	(8,378)	(9,729)
Total loans receivable	$6,979,595	$6,828,622

(1)	Included in commercial loans as of March 31, 2022 and December 31, 2021 are PPP loans of $54.3 million and $93.1 million, respectively.

As of both March 31, 2022 and December 31, 2021, loan balances of approximately $2.5 billion were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Commercial real estate	$2,390	$-
Residential real estate	352	250
Total carrying amount	$2,742	$250

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL and nonaccrual loans without an ACL as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$29,148	$1,193	$30,341
Commercial real estate	17,497	8,819	26,316
Commercial construction	-	-	-
Residential real estate	1,172	1,574	2,746
Consumer	-	-	-
Total	$47,817	$11,586	$59,403

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. The following table presents loans by origination and risk designation as of March 31, 2022 (dollars in thousands):

	Term loans amortized cost basis by origination year						Revolving	Total
	2022	2021	2020	2019	2018	Prior	Loans	Gross Loans
Commercial
Pass	$38,767	$371,431	$56,980	$41,829	$58,230	$175,970	$471,742	$1,214,949
Special mention	-	-	-	-	632	9,656	4,310	14,598
Substandard	448	164	-	1,649	12,203	20,388	14,078	48,930
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$39,215	$371,595	$56,980	$43,478	$71,065	$206,014	$490,130	$1,278,477

Commercial Real Estate
Pass	$371,604	$1,655,013	$507,117	$389,017	$452,309	$1,241,085	$166,342	$4,782,487
Special mention	-	-	-	3,340	-	53,982	15,537	72,859
Substandard	-	1,958	4,500	7,302	20,445	21,117	8,425	63,747
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$371,604	$1,656,971	$511,617	$399,659	$472,754	$1,316,184	$190,304	$4,919,093

Commercial Construction
Pass	$-	$1,518	$7,370	$6,508	$2,600	$-	$510,174	$528,170
Special mention	-	-	-	-	350	-	1,443	1,793
Substandard	-	-	-	-	-	-	9,095	9,095
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$-	$1,518	$7,370	$6,508	$2,950	$-	$520,712	$539,058

Residential Real Estate
Pass	$9,604	$25,905	$27,697	$23,056	$23,589	$88,610	$42,361	$240,822
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	5,919	3,464	9,383
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$9,604	$25,905	$27,697	$23,056	$23,589	$94,529	$45,825	$250,205

Consumer
Pass	$908	$-	$75	$35	$17	$4	$101	$1,140
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$908	$-	$75	$35	$17	$4	$101	$1,140

Total
Pass	$420,883	$2,053,867	$599,239	$460,445	$536,745	$1,505,669	$1,190,720	$6,767,568
Special mention	-	-	-	3,340	982	63,638	21,290	89,250
Substandard	448	2,122	4,500	8,951	32,648	47,424	35,062	131,155
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$421,331	$2,055,989	$603,739	$472,736	$570,375	$1,616,731	$1,247,072	$6,987,973

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table presents loans by origination and risk designation as of December 31, 2021 (dollars in thousands):

	Term loans amortized cost basis by origination year						Revolving	Total
	2021	2020	2019	2018	8.5	Prior	Loans	Gross Loans
Commercial
Pass	$403,203	$58,534	$54,485	$60,409	$95,727	$86,556	$471,588	$1,230,502
Special mention	-	-	-	-	1	4,045	4,266	8,312
Substandard	170	-	1,842	13,298	9,740	21,024	14,540	60,614
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$403,373	$58,534	$56,327	$73,707	$105,468	$111,625	$490,394	$1,299,428

Commercial Real Estate
Pass	$1,692,098	$533,315	$420,995	$452,262	$497,065	$842,244	$170,721	$4,608,700
Special mention	-	-	-	-	5,142	50,438	6,601	62,181
Substandard	1,968	9,039	4,006	20,624	-	26,108	8,964	70,709
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$1,694,066	$542,354	$425,001	$472,886	$502,207	$918,790	$186,286	$4,741,590

Commercial Construction
Pass	$8,018	$7,370	$12,625	$2,600	$2,339	$-	$490,119	$523,071
Special mention	-	-	-	-	350	-	1,443	1,793
Substandard	-	-	-	-	-	-	15,314	15,314
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$8,018	$7,370	$12,625	$2,600	$2,689	$-	$506,876	$540,178

Residential Real Estate
Pass	$27,081	$29,539	$23,611	$25,070	$28,701	$66,249	$44,221	$244,472
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	7,262	3,535	10,797
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$27,081	$29,539	$23,611	$25,070	$28,701	$73,511	$47,756	$255,269

Consumer
Pass	$1,594	$85	$39	$21	$28	$(4)	$123	$1,886
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,594	$85	$39	$21	$28	$(4)	$123	$1,886

Total
Pass	$2,131,994	$628,843	$511,755	$540,362	$623,860	$995,045	$1,176,772	$6,608,631
Special mention	-	-	-	-	5,493	54,483	12,310	72,286
Substandard	2,138	9,039	5,848	33,922	9,740	54,394	42,353	157,434
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$2,134,132	$637,882	$517,603	$574,284	$639,093	$1,103,922	$1,231,435	$6,838,351

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,120	$25,982	$32,102
Commercial real estate	62,753	-	62,753
Commercial construction	7,042	-	7,042
Residential real estate	7,528	-	7,528
Consumer	-	-	-
Total	$83,443	$25,982	$109,425

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

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$3,561	$-	$4,420	$30,341	$38,322	$1,240,155	$1,278,477
Commercial real Estate	3,098	-	5,848	26,316	35,262	4,883,831	4,919,093
Commercial construction	123	-	-	-	123	538,935	539,058
Residential real Estate	1,970	-	1,487	2,746	6,203	244,002	250,205
Consumer	-	-	625	-	625	515	1,140
Total	$8,752	$-	$12,380	$59,403	$80,535	$6,907,438	$6,987,973

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$4,305	$729	$4,457	$30,062	$39,553	$1,259,875	$1,299,428
Commercial real Estate	1,622	1,009	5,935	25,393	33,959	4,707,631	4,741,590
Commercial construction	-	-	-	3,150	3,150	537,028	540,178
Residential real Estate	1,437	292	3,139	3,095	7,963	247,306	255,269
Consumer	-	-	-	-	-	1,886	1,886
Total	$7,364	$2,030	$13,531	$61,700	$84,625	$6,753,726	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	March 31, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$14,028	$1,859	$-	$94	$-	$15,981
Collectively evaluated impairment	9,154	44,088	3,281	3,361	7	59,891
Acquired with deteriorated credit quality individually analyzed	2,277	1,921	-	-	-	4,198
Total	$25,459	$47,868	$3,281	$3,455	$7	$80,070

Gross loans
Individually evaluated impairment	$34,224	$56,905	$7,042	$5,415	$-	$103,586
Collectively evaluated impairment	1,239,157	4,856,340	532,016	242,678	1,140	6,871,331
Acquired with deteriorated credit quality individually analyzed	5,096	5,848	-	2,112	-	13,056
Total	$1,278,477	$4,919,093	$539,058	$250,205	$1,140	$6,987,973

	December 31, 2021
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$15,131	$955	$-	$131	$-	$16,217
Collectively evaluated impairment	8,561	42,713	3,580	3,497	7	58,358
Acquired with deteriorated credit quality individually analyzed	2,277	1,921	-	-	-	4,198
Total	$25,969	$45,589	$3,580	$3,628	$7	$78,773

Gross loans
Individually evaluated impairment	$33,726	$49,310	$13,196	$5,717	$-	$101,949
Collectively evaluated impairment	1,260,537	4,686,346	526,982	246,413	1,886	6,722,164
Acquired with deteriorated credit quality individually analyzed	5,165	5,934	-	3,139	-	14,238
Total	$1,299,428	$4,741,590	$540,178	$255,269	$1,886	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three months ended March 31, 2022 is summarized in the table below.

	Three Months Ended March 31, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2021	$25,969	$45,589	$3,580	$3,628	$7	$-	$78,773
Charge-offs	(49)	(225)	-	-	-	-	(274)
Recoveries	1	-	-	31	-	-	32
(Reversal of) provision for credit losses (loans)	(462)	2,504	(299)	(204)	-	-	1,539

Balance as of March 31, 2022	$25,459	$47,868	$3,281	$3,455	$7	$-	$80,070

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

As of March 31, 2022, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of March 31, 2022, TDRs totaled $76.5 million, of which $29.1 million were on nonaccrual status and $47.4 million were performing under their restructured terms. As of December 31, 2021, TDRs totaled $79.5 million, of which $35.9 million were on nonaccrual status and $43.6 million were performing under their restructured terms. The Company has allocated $9.1 million and $10.4 million of specific allowance related to TDRs as of March 31, 2022 and December 31, 2021, respectively.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	1	$98	$98
Commercial real estate	1	8,751	8,251
Total	2	$8,849	$8,349

The commercial loan modified as a TDR during the three months ended March 31, 2022 was a maturity extension, while the commercial real estate loan modified as a TDR during the three months ended March 31, 2022 was an interest rate reduction, that was commensurate with a one-time, $500,000, principal paydown.

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

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2022 and March 31, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the (reversal of) provision for credit losses on the Company’s income statement. The following table presents a rollforward of the allowance for credit losses for unfunded commitments for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(dollars in thousands)
Balance at beginning of period	$2,351	$-
Day 1 Effect of CECL	-	2,833
(Reversal of) provision for credit losses (unfunded commitments)	(89)	(490)
Balance at end of period	$2,262	$2,343

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the (reversal of) provision for credit losses for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(dollars in thousands)
Provision for (Reversal of) credit losses (loans)	$1,539	$(5,276)
Reversal of credit losses (unfunded commitments)	(89)	(490)
Provision for (Reversal of) credit losses	$1,450	$(5,766)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2022 and December 31, 2021 are as follows:

		March 31, 2022
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$48,549	$-	$48,549	$-
Residential mortgage pass-through securities	300,976	-	300,976	-
Commercial mortgage pass-through securities	17,408	-	17,408	-
Obligations of U.S. states and political subdivision	137,051	-	128,558	8,493
Corporate bonds and notes	5,501	-	5,501	-
Asset-backed securities	2,354	-	2,354	-
Certificates of deposit	-	-	-	-
Other securities	191	191	-	-
Total available-for-sale	512,030	191	503,346	8,493

Equity securities	13,198	10,550	2,648	-
Derivatives	22,872	-	22,872	-
Total assets	$548,100	$10,741	$528,866	$8,493

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
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$50,360	$-	$50,360	$-
Residential mortgage pass- through securities	316,095	-	316,095	-
Commercial mortgage pass-through securities	10,469	-	10,469	-
Obligations of U.S. states and political subdivision	145,625	-	137,060	8,565
Corporate bonds and notes	9,049	-	9,049	-
Asset-backed securities	2,564	-	2,564	-
Certificates of deposit	150	-	150	-
Other securities	195	195	-	-
Total available-for-sale	$534,507	$195	$525,747	$8,565
Equity securities	13,794	11,081	2,713	-
Derivatives	3,347	-	3,347	-
Total assets	$551,648	$11,276	$531,807	$8,565

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022 and during the year ended December 31, 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of March 31, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	Carrying Value as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$14,698	$-	$-	$14,698
Commercial real estate	29,370	-	-	29,370
Residential real estate	1,366	-	-	1,366

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$13,399	$-	$-	$13,399
Commercial real estate	20,185	-	-	20,185
Residential real estate	2,794	-	-	2,794

Collateral dependent loans – Collateral dependent loans as of March 31, 2022 that required a valuation allowance were $62.4 million with a related valuation allowance of $16.9 million compared to $54.1 million with a related valuation allowance of $17.8 million as of December 31, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and for the year ended December 31, 2021:

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2021	$8,565
Principal paydowns	(72)
Ending balance, March 31, 2022	$8,493

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2020	$8,844
Principal paydowns	(279)
Ending balance, December 31, 2021	$8,565

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,493	Discounted cash flows	Discount rate	2.9%

December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,565	Discounted cash flows	Discount rate	2.9%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Nonrecurring basis: The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis for the periods presented. The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy of collateral dependent loans.

March 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$13,993	Market approach (100%)	Average transfer price as a price to unpaid principal balance	56% – 85% (57%)
Commercial	$705	Appraisals of collateral value	Comparable sales	-10% to +35% (+8%)
Commercial real estate	$29,370	Appraisals of collateral value	Comparable sales	-25% to 10% (-14%)
Residential real estate	$1,366	Appraisals of collateral value	Comparable sales	+21% to +39% (+22%)

December 31, 2021
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighed average)
Commercial	$12,193	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48% to 73% (49%)
Commercial	$1,206	Appraisals of collateral value	Adjustment for comparable sales	-10% to +35% (+6%)
Commercial real estate	$20,185	Appraisals of collateral value	Adjustment for comparable sales	-20% to +15% (-6%)
Residential real estate	$2,794	Appraisals of collateral value	Adjustment for comparable sales	-15% to +39% (5%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2022 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2022 and December 31, 2021:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

March 31, 2022
Financial assets:
Cash and due from banks	$311,544	$311,544	$311,544	$-	$-
Securities available-for-sale	512,030	512,030	191	503,346	8,493
Restricted investments in bank stocks	25,254	n/a	n/a	n/a	n/a
Equity securities	13,198	13,198	10,550	2,648	-
Net loans	6,899,525	6,874,974	-	-	6,874,974
Derivatives	22,872	22,872	-	22,872	-
Accrued interest receivable	34,081	34,081	-	1,472	32,609

Financial liabilities:
Noninterest-bearing deposits	1,631,292	1,631,292	1,631,292	-	-
Interest-bearing deposits	4,929,113	4,909,128	3,863,299	1,045,829	-
Borrowings	412,170	410,535	-	410,535	-
Subordinated debentures	153,027	155,940	-	155,940	-
Accrued interest payable	2,889	2,889	-	2,889	-

December 31, 2021
Financial assets:
Cash and due from banks	$265,536	$265,536	$265,536	$-	$-
Investment securities available-for-sale	534,507	534,507	195	525,747	8,565
Restricted investment in bank stocks	27,826	n/a	n/a	n/a	n/a
Equity securities	13,794	13,794	11,081	2,713	-
Net loans	6,749,849	6,800,287	-	-	6,800,287
Derivatives	3,347	3,347	-	3,347	-
Accrued interest receivable	34,152	34,152	-	1,554	32,598
Financial liabilities:
Noninterest-bearing deposits
Interest-bearing deposits	1,617,049	1,617,049	1,617,049	-	-
Borrowings	4,715,904	4,716,358	3,565,795	1,150,563	-
Subordinated debentures	468,193	469,671	-	469,671	-
Accrued interest payable	152,951	163,995	-	163,995	-

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

Note 7. Comprehensive (Loss) Income

Total comprehensive (loss) income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale, unrealized gains (losses) on cash flow hedges, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, each net of taxes.

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2022	2021
Net interest income on swaps	$(525)	$(631)	Interest expense
	147	177	Income tax expense
	$(378)	$(454)

Amortization of pension plan net actuarial losses	$(16)	$(75)	Other components of net periodic pension expense
	4	20	Income tax expense
	$(12)	$(55)
Total reclassification	$(390)	$(509)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7.  Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive (loss) as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(22,970)	$(484)
Cash flow hedge, net of tax	16,443	2,406
Defined benefit pension and post-retirement plans, net of tax	(1,742)	(3,326)
Total	$(8,269)	$(1,404)

Note 8.  Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2022. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2022 are approximately 222,593. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock, options and restricted stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock and units granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted stock have the same dividend and voting rights as common stock, while options, performance units and restricted stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three months ended March 31, 2022 and March 31, 2021 was $1.1 million and $1.0 million, respectively.

Activity under the Company’s options for the three months ended March 31, 2022 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	23,766	$9.94
Granted	-	-
Exercised	(8,774)	9.09
Forfeited/cancelled/expired
Outstanding as of March 31, 2022	14,992	10.44	0.63	$323,303
Exercisable as of March 31, 2022	14,992	$10.44	0.63	$323,303

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Stock-Based Compensation – (continued)

Activity under the Company’s restricted shares for the three months ended March 31, 2022 was as follows:

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2021	82,693	$21.78
Granted	32,522	32.71
Vested	(18,742)	23.13
Forfeited/cancelled/expired	(68)	23.23
Nonvested March 31, 2022	96,405	$25.20

As of March 31, 2022, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.6 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2021	209,994		$16.18
Awarded	34,874		32.80
Vested shares	(49,604)		20.79
Unearned as of March 31, 2022	195,264	221,541	$17.98

As of March 31, 2022, the specific number of shares related to performance units that were expected to vest was 195,264, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of March 31, 2022, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 221,541. During the three months ended March 31, 2022, 49,604 shares vested. A total of 27,254 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the three months ended March 31, 2022 were 22,350 shares. As of March 31, 2022, compensation cost of approximately $2.1 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2021	136,948	$16.52
Awarded	52,312	32.80
Vested shares	(69,584)	16.13
Unearned as of March 31, 2022	119,676	$23.86

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the three months ended March 31, 2022, 69,584 shares vested. A total of 38,201 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the three months ended March 31, 2022 were 31,383 shares. As of March 31, 2022, compensation cost of approximately $2.4 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2022	2021
	(dollars in thousands)
Service cost	$-	$-
Interest cost	78	71	Other components of net periodic pension expense
Expected return on plan assets	(237)	(213)	Other components of net periodic pension expense
Net amortization	16	75	Other components of net periodic pension expense
Total periodic pension income	$(143)	$(67)

Contributions

The Company did not contribute to the Pension Trust during the three months ended March 31, 2022. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2022. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$359,526	0.79%	$390,549	0.56%
1 year through less than 2 years	25,000	2.92%	50,000	1.84%
2 years through less than 3 years	-	n/a	-	n/a
3 years through less than 4 years	25,000	1.00%	25,000	1.00%
4 years through 5 years	2,050	2.23%	2,050	2.23%
After 5 years	698	2.91%	714	2.91%
FHLB borrowings - gross	412,274	0.94%	468,313	0.73%
Fair value (discount)	(104)		(120)
Total FHLB borrowings	$412,170		$468,193

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rates. The advances as of March 31, 2022 were primarily collateralized by approximately $1.9 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. As of March 31, 2022 the Company had remaining borrowing capacity of approximately $1.0 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of March 31, 2022 was 3.15%.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of March 31, 2022 and December 31, 2021.

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

Note 12. Preferred Stock

On August 19, 2021, the Company completed an underwritten public offering of 115,000 shares, or $115.0 million in aggregate liquidation preference, of its depositary shares, each representing a 1/40th interest in a share of the Company’s 5.25% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share. The net proceeds received from the issuance of preferred stock at the time of closing were $110.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2022 and December 31, 2021. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities such as the ongoing conflict between Ukraine and Russia, may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, and (11) the impact of the COVID-19 pandemic on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations.  Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2021 includes additional discussion on the accounting for income taxes.

Impact of COVID-19

COVID-19 continues to impact the Company’s operations and financial results, as well as those of our customers. In response to the COVID-19 pandemic, the Company continued to offer temporary relief to effected customers, deferring either their full loan payment, the principal component or the interest component of their loan payment for an initial period of time ranging from 30 to 120 days. As of March 31, 2022, the Company has one deferred loan with a total outstanding loan balance of $0.5 million. As provided for under the CARES act, these short-term deferrals are not considered troubled debt restructurings, provided that the modification is related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019 or the date of the deferral, and executed between March 1, 2020 and January 1, 2022, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company was an active participant in assisting its customers with applications for resources through the program. PPP loans originated prior to June 5, 2020 have a two-year term, which may be extended to five years with the consent of the Company, and those originated on or after June 5, 2020 have a five-year term, and the loans bear interest at 1%, along with an origination fee payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2022, PPP loans were $54.3 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and, as such, the Company has not included the PPP loans in calculation of the ACL as of March 31, 2022. Should those circumstances change, the Company could be required to establish additional provisions for credit loss expense charged to earnings. As of March 31, 2022 remaining deferred and unrecognized PPP fees were $2.6 million. We currently anticipate recognizing a majority of this balance by December 31, 2022, reflecting the expected timing of PPP loan forgiveness granted by the Small Business Administration.

Operating Results Overview

Net income available to common stockholders for the three months ended March 31, 2022 was $29.9 million compared to $33.0 million for the comparable three-month period ended March 31, 2021. The Company’s diluted earnings per share were $0.75 for the three months ended March 31, 2022 as compared with diluted earnings per share of $0.82 for the comparable three-month period ended March 31, 2021. The $3.1 million decrease in net income available to common stockholders and $0.07 decrease in diluted earnings per share versus the first quarter of 2021 were due to a $7.2 million increase to provision for credit losses, a $2.7 million increase in noninterest expenses, $1.5 million in preferred dividends, a $0.4 million decrease in noninterest income and a $0.5 million increase in income tax expenses, partially offset by a $9.2 million increase in net interest income.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a tax-equivalent basis by adjusting tax-exempt income (including interest earned tax-free loans and on obligations of state and local political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues. Net interest margin is defined as net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Fully taxable equivalent net interest income for the three months ended March 31, 2022 increased by $9.2 million, or 15.0%, from the comparable three-month period ended March 31, 2021. The increase from the three months ended March 31, 2021 resulted primarily from a 10.1% increase in average loans and a 15 basis-point widening of the net interest margin to 3.71% from 3.56%. The widening of the net interest margin resulted from a 27 basis-point reduction in the cost of interest-bearing liabilities, partially offset by an 8 basis-point reduction in the yield on average interest-earning assets.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2022 and 2021, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$545,203	$2,771	2.06%	$473,181	$2,058	1.76%
Total loans (2) (3) (4)	6,871,477	76,320	4.50	6,242,960	70,676	4.59
Federal funds sold and interest-bearing with banks	312,224	120	0.16	269,537	49	0.07
Restricted investment in bank stocks	24,977	214	3.47	22,822	256	4.55
Total interest-earning assets	7,753,881	79,425	4.15	7,008,500	73,039	4.23
Noninterest-earning assets:
Allowance for credit losses	(79,763)			(81,549)
Other noninterest-earning assets	589,264			573,083
Total assets	$8,263,382			$7,500,034

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,124,614	2,154	0.78	$1,422,295	2,434	0.69
Other interest-bearing deposits	3,851,558	2,856	0.30	3,225,751	5,151	0.65
Total interest-bearing deposits	4,976,172	5,010	0.41	4,648,046	7,585	0.66

Borrowings	404,907	1,377	1.38	375,511	1,674	1.81
Subordinated debentures	152,977	2,168	5.75	154,341	2,167	5.70
Finance lease	1,917	28	5.92	2,115	32	6.14
Total interest-bearing liabilities	5,535,973	8,583	0.63	5,180,013	11,458	0.90

Demand deposits	1,547,055			1,348,585
Other liabilities	48,386			43,340
Total noninterest-bearing liabilities	1,595,441			1,391,925
Stockholders’ equity	1,131,968			928,096
Total liabilities and stockholders’ equity	$8,263,382			$7,500,034
Net interest income (tax-equivalent basis)		70,842			61,581
Net interest spread (5)			3.53%			3.33%
Net interest margin (6)			3.71%			3.56%
Tax-equivalent adjustment		(484)			(418)
Net interest income		$70,358			$61,163

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.1 million for the three months ended March 31, 2022, compared with $3.4 million for the three months ended March 31, 2021. Included in noninterest income were net losses on equity securities of $0.6 million and $0.2 million for the three months ended March 31, 2022 and three months ended 2021, respectively, and a $0.7 million gain on the sale of branches in the first quarter 2021. Excluding the aforementioned items, noninterest income was $3.7 million and $2.9 million for the three months ended March 31, 2022 and three-month period ended March 31, 2021, respectively. The $0.7 million increase in noninterest income excluding the items discussed above for the three months ended March 31, 2022 versus the comparable three-month period ended March 31, 2021 was primarily due to increases in deposit, loan and other income of $0.4 million, BoeFly income of $0.2 million and BOLI income of $0.1 million.

Noninterest Expenses

Noninterest expenses totaled $29.2 million for the three months ended March 31, 2022, compared to $26.5 million for the three months ended March 31, 2021. The increase in noninterest expenses of $2.7 million from the comparable three-month period ended period March 31, 2021 was primarily attributable to increases in salaries and employee benefits of $3.1 million, a $0.7 million increase acquisition expenses related to BoeFly and increases in other expenses of $0.6 million, and information technology and communications of $0.3 million, partially offset by decreases in occupancy and equipment expenses of $1.5 million, which included a $0.9 million favorable dissolution of a merger lease obligation, FDIC insurance of $0.3 million and professional and consulting of $0.2 million. The increase in salaries and employee benefits from the prior year quarter was attributable to new hires, a seasonal increase in payroll taxes, as well as higher incentive-based, stock compensation expense.

Income Taxes

Income tax expense was $11.4 million for the three months ended March 31, 2022, compared to $10.9 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 26.6% and 24.8%, respectively. The effective tax rate for the first quarter of 2022 was higher compared to March 31, 2021 due to different proportions of income from non-taxable sources.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

	March 31, 2022		December 31, 2021		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial (1)	$1,278,477	18.3%	$1,299,428	19.0%	$(20,951)
Commercial real estate	4,919,093	70.4	4,741,590	69.3	177,503
Commercial construction	539,058	7.7	540,178	7.9	(1,120)
Residential real estate	250,205	3.5	255,269	3.7	(5,064)
Consumer	1,140	0.1	1,886	0.1	(746)
Gross loans	$6,987,973	100.0%	$6,838,351	100.0%	$149,622

As of March 31, 2022, gross loans totaled $7.0 billion, an increase of $149.6 million, or 2.2%, as compared to December 31, 2021. Net loan growth was attributable to organic loan originations.

(1)	Included in commercial loans as of March 31, 2022 and December 31, 2021 are PPP loans of $54.3 million and $93.1 million, respectively.

Allowance for Credit Losses and Related Provision

As of March 31, 2022, the Company’s allowance for credit losses for loans was $80.1 million, an increase of $1.3 million from $78.8 million December 31, 2021. The allowance for credit losses for loans as of December 31, 2021 included a $6.6 million increase that was related to the “Day 1” CECL adjustment resulting from adopting CECL as of January 1, 2021. Excluding that increase, the allowance for credit losses for loans increased by $7.8 million. The increase was primarily attributable to an increase in provision for credit losses for loans of $6.6 million and a decrease of $2.1 million in charge-offs, partially offset by a decrease of $0.4 million in recoveries.

The provision for (reversal of) credit losses was $1.5 million for the three months ended March 31, 2022 and $(5.8) million for the three months ended March 31, 2021. The provision for credit losses during the three months ended March 31, 2022 reflected strong organic loan growth and stabilizing macroeconomic forecasts. The reversal of provision for credit losses during the three months ended March 31, 2021 was the result of an improved macroeconomic forecast when compared to January 1, 2021, the date of CECL implementation.

There were $0.2 million net charge-offs for the three months ended March 31, 2022, compared with $0.1 million in net recoveries for the three months ended March 31, 2021. The ACL as a percentage of loans receivable amounted to 1.15% as of both March 31, 2022 and December 31, 2021. Excluding the impact of PPP loans in the calculation of the ACL as a percentage of loans receivable, the ratio increases to 1.16% as of March 31, 2022, compared to 1.17% as of December 31, 2021. PPP loans do not have allowance for credit losses attributable to them, as they are fully guaranteed by the SBA.

The level of the allowance for the respective periods of 2022 and 2021 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of March 31, 2022 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL are presented in the following table for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Average loans receivable at end of period	$6,871,095	$6,238,723
Analysis of the ACL:
Balance - beginning of quarter	$78,773	$79,226
CECL Day 1 Adjustment	-	6,557
Balance – beginning of quarter (as adjusted)	78,773	85,783
Charge-offs:
Commercial	(274)	-
Total charge-offs	(274)	-
Recoveries:
Commercial	1	60
Consumer	31	1
Total recoveries	32	61
Net (charge-offs) recoveries	(242)	61
Provision for (reversal of) credit losses (loans)	1,539	(5,276)
Balance - end of period	$80,070	$80,568

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.01%	0.00%
Loans receivable	$6,979,595	$6,277,191
ACL as a percentage of loans receivable	1.15%	1.28%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Nonaccrual loans	$59,403	$61,700
OREO	316	-
Total nonperforming assets (1)	$59,719	$61,700

Performing TDRs	$47,441	$43,587
Loans 90 days or greater past due and still accruing (non PCD)	$-	$-
Loans 90 days or greater past due and still accruing (PCD)	$12,380	$13,531

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.85%	0.90%

Nonperforming assets to total assets	0.72%	0.76%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.71%	1.74%

Investment Securities

As of March 31, 2022, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the quarter ended March 31, 2022, average securities increased $65.1 million to approximately $545.2 million, or 7.0% of average total interest-earning assets, from approximately $480.1 million, or 6.4% of average interest-earning assets, compared to December 31, 2021.

As of March 31, 2022, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $23.0 million as compared with net unrealized losses of $0.5 million as of December 31, 2021. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale as of March 31, 2022.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2022 and December 31, 2021, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of March 31, 2022, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.60%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 6.28%. As of December 31, 2021, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.35%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.64%.

Based on our model, which was run as of March 31, 2022, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 9.20%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.89%. As of December 31, 2021, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 9.77%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.41%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2022, would increase by 0.65% with an instantaneous rate shock of up 200 basis points, and decline by 6.89% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2021, would increase by 0.24% with an instantaneous rate shock of up 200 basis points, and decline by 5.20% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of March 31, 2022.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,144,436	$(10,469)	(0.72)	+300	$305,198	$15,172	5.23
+200	1,464,299	9,394	0.65	+200	300,455	10,429	3.60
+100	1,471,303	16,398	1.13	+100	295,712	5,686	1.96
0	1,454,905	-	-	0	290,026	-	-
-100	1,354,701	(100,204)	(6.89)	-100	271,825	(18,201)	(6.28)

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

As of March 31, 2022, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2022, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $742.8 million, which represented 9.1% of total assets and 10.9% of total deposits and borrowings, compared to $742.1 million as of December 31, 2021, which represented 9.1% of total assets and 10.9% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2022, had the ability to borrow $1.9 billion. In addition, as of March 31, 2022, the Bank had in place borrowing capacity of $25 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $1.8 million. As of March 31, 2022, the Bank had aggregate available and unused credit of approximately $1.0 billion, which represents the aforementioned facilities totaling $1.9 billion net of $0.9 billion in outstanding borrowings and letters of credit. As of March 31, 2022, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $311.5 million as of March 31, 2022, increasing by $46.0 million from $265.5 million as of December 31, 2021.  Operating activities provided $45.8 million in net cash.  Investing activities used $160.2 million in net cash, primarily reflecting an increase in loans.  Financing activities provided $160.4 million in net cash, primarily reflecting an increase in deposits, partially offset by net repayment of FHLB borrowings of $56 million.

Deposits

Total deposits increased by $227.5 million, or 3.6%, to $6.6 billion as of March 31, 2022 from December 31, 2021. The increase was primarily due to increases in demand, interest-bearing and NOW, savings, and demand, noninterest bearing deposits, partially offset by a decrease in time deposits. The following table sets forth the composition of our deposit base by the periods indicated.

	March 31, 2022		December 31, 2021		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Demand, noninterest-bearing	$1,631,292	24.9%	$1,617,049	25.5%	$14,243
Demand, interest-bearing and NOW	3,403,099	51.9	3,127,350	49.4%	275,749
Savings	460,200	7.0	438,445	6.9%	21,755
Time	1,065,814	16.2	1,150,109	18.2%	(84,295)
Total deposits	$6,560,405	100.0%	$6,332,953	100.0%	$227,452

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate as of March 31, 2022 was 3.15%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $1.1 billion as of March 31, 2022, an increase of $14.3 million from December 31, 2021. The increase in stockholders’ equity was primarily attributable to retained earnings, in addition to an increase in additional paid-in capital, partially offset by a decrease in accumulated other comprehensive income, reflecting the after-tax decline in the fair value of investment securities net of unrealized hedge gains recorded in other assets, and an increase in treasury stock. As of March 31, 2022, the Company’s tangible common equity ratio and tangible book value per share were 9.99% and $20.51, respectively. As of December 31, 2021, the tangible common equity ratio and tangible book value per share were 10.06% and $20.12, respectively. Total goodwill and other intangible assets were approximately $216.9 million and $217.4 million, as of March 31, 2022 and December 31, 2021, respectively.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	March 31,	December 31,
	2022	2021
	(dollars in thousands, except for share and per share data)
Common equity	$1,027,592	$1,013,285
Less: intangible assets	(216,936)	(217,369)
Tangible common stockholders’ equity	$810,656	$795,916

Total assets	$8,334,301	$8,129,480
Less: intangible assets	(216,936)	(217,369)
Tangible assets	$8,117,365	$7,912,111

Common stock outstanding at period end	39,518,411	39,568,090

Tangible common equity ratio (1)	9.99%	10.06%

Book value per common share	$26.00	$25.61
Less: intangible assets	5.49	5.49
Tangible book value per common share	$20.51	$20.12

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2022 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2022	(dollars in thousands)
Tier 1 leverage capital	$931,398	11.57%	$322,078	4.00%	$	N/A	N/A
CET I risk-based ratio	815,316	10.69	343,288	4.50		N/A	N/A
Tier 1 risk-based capital	931,398	12.21	457,717	6.00		N/A	N/A
Total risk-based capital	1,161,468	15.23	610,289	8.00		N/A	N/A

 N/A - not applicable

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022			(dollars in thousands)
Tier 1 leverage capital	$918,787	11.41%	$322,041	4.00%	402,552	5.00%
CET I risk-based ratio	918,787	12.04	343,279	4.50	495,847	6.50
Tier 1 risk-based capital	918,787	12.04	457,705	6.00	610,273	8.00
Total risk-based capital	1,031,107	13.52	610,273	8.00	762,841	10.00

As of March 31, 2022, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the CET I Risk Based Ratio which was 3.69% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.02% above the minimum buffer ratio.

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

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions.

During the quarter ended March 31, 2022, the Company repurchased a total of 144,793 shares. As of March 31, 2022, shares remaining for repurchase under the program were 2,129,955.

The following table details share repurchases for the three months ended March 31, 2022:

	Shares Authorized	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 – January 31, 2022	-	-	$-	-	2,274,748
February 1, 2022 – February 28, 2022	-	110,193	33.22	110,193	2,164,555
March 1, 2022 – March 31, 2022	-	34,600	32.42	34,600	2,129,955

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: May 6, 2022		Date: May 6, 2022