Form 10-Q
period 2022-06-30
ConnectOne Bancorp, Inc.
filed 2022-08-05
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,243,123 shares
(Title of Class)	(Outstanding as of August 5, 2022)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands, except for share data)	June 30,	December 31,
	2022	2021

ASSETS
Cash and due from banks	$58,807	$54,352
Interest-bearing deposits with banks	240,513	211,184
Cash and cash equivalents	299,320	265,536

Investment securities	675,941	534,507
Equity securities	15,993	13,794

Loans held-for-sale	3,182	250

Loans receivable	7,274,573	6,828,622
Less: Allowance for credit losses - loans	82,739	78,773
Net loans receivable	7,191,834	6,749,849

Investment in restricted stock, at cost	47,287	27,826
Bank premises and equipment, net	28,391	29,032
Accrued interest receivable	34,615	34,152
Bank owned life insurance	228,279	195,731
Right of use operating lease assets	10,809	11,017
Other real estate owned	316	-
Goodwill	208,372	208,372
Core deposit intangibles	8,130	8,997
Other assets	89,037	50,417
Total assets	$8,841,506	$8,129,480
LIABILITIES
Deposits:
Noninterest-bearing	$1,712,875	$1,617,049
Interest-bearing	4,904,724	4,715,904
Total deposits	6,617,599	6,332,953
Borrowings	874,964	468,193
Subordinated debentures, net	153,103	152,951
Operating lease liabilities	12,116	12,417
Other liabilities	40,577	38,754
Total liabilities	7,698,359	7,005,268

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of June 30, 2022 and as of December 31, 2021; outstanding 115,000 shares as of June 30, 2022 and as of December 31, 2021	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,679,405 shares as of June 30, 2022 and 42,557,264 shares as of December 31, 2021; outstanding 39,243,123 shares as of June 30, 2022 and 39,568,090 as of December 31, 2021	586,946	586,946
Additional paid-in capital	27,536	27,246
Retained earnings	489,640	440,169
Treasury stock, at cost 3,436,282 common shares as of June 30, 2022 and 2,989,174 as of December 31, 2021	(52,799)	(39,672)
Accumulated other comprehensive loss	(19,103)	(1,404)
Total stockholders’ equity	1,143,147	1,124,212
Total liabilities and stockholders’ equity	$8,841,506	$8,129,480

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$81,285	$71,101	$157,310	$141,563
Interest and dividends on investment securities:
Taxable	2,551	995	4,424	2,083
Tax-exempt	916	608	1,625	1,374
Dividends	291	263	505	519
Interest on federal funds sold and other short-term investments	313	84	433	133
Total interest income	85,356	73,051	164,297	145,672
Interest expense
Deposits	5,709	6,424	10,719	14,009
Borrowings	4,056	3,618	7,629	7,491
Total interest expense	9,765	10,042	18,348	21,500
Net interest income	75,591	63,009	145,949	124,172
Provision for (reversal of) credit losses	3,000	(1,649)	4,450	(7,415)
Net interest income after provision for (reversal of) credit losses	72,591	64,658	141,499	131,587
Noninterest income
Deposit, loan and other income	1,866	2,222	3,609	3,390
Income on bank owned life insurance	1,342	1,185	2,548	2,249
Net gains on sale of loans held-for-sale	556	847	1,257	1,554
Gain on sale of branches	-	-	-	674
Net (losses) gains on equity securities	(405)	23	(1,001)	(164)
Net gain on sales/redemptions of securities available-for-sale	-	195	-	195
Total noninterest income	3,359	4,472	6,413	7,898
Noninterest expenses
Salaries and employee benefits	19,662	15,351	38,445	30,983
Occupancy and equipment	2,733	3,187	4,662	6,591
FDIC insurance	725	580	1,331	1,515
Professional and consulting	2,124	2,117	3,916	4,073
Marketing and advertising	426	278	777	519
Information technology and communications	2,801	2,636	5,667	5,161
Amortization of core deposit intangibles	434	508	867	1,015
Other components of net periodic pension expense	(143)	(67)	(286)	(134)
Increase in value of acquisition price	833	-	1,516	-
Other expenses	2,108	1,669	4,038	3,021
Total noninterest expenses	31,703	26,259	60,933	52,744
Income before income tax expense	44,247	42,871	86,979	86,741
Income tax expense	11,889	10,652	23,240	21,523
Net income	32,358	32,219	63,739	65,218
Preferred dividends	1,509	-	3,018	-
Net income available to common stockholders	$30,849	$32,219	$60,721	$65,218
Earnings per common share
Basic	$0.78	$0.81	$1.54	$1.64
Diluted	0.78	0.81	1.53	1.63

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$32,358	$32,219	$63,739	$65,218
Other comprehensive income (loss):

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(23,891)	271	(54,516)	(5,169)
Tax effect	7,616	(68)	15,755	1,364
Net of tax	(16,275)	203	(38,761)	(3,805)
Reclassification adjustment for realized gains included in net income	-	(195)	-	(195)
Tax effect	-	48	-	48
Net of tax	-	(147)	-	(147)

Unrealized gains (losses) on cash flow hedges	8,284	(42)	27,284	(18)
Tax effect	(2,946)	15	(8,287)	4
Net of tax	5,338	(27)	18,997	(14)
Reclassification adjustment for realized losses on cash flow hedges included in net income	129	584	654	1,215
Tax effect	(37)	(167)	(184)	(344)
Net of tax	92	417	470	871

Unrealized gains on pension plan	-	-	2,187	-
Tax effect	-	-	(615)	-
Net of tax	-	-	1,572	-
Reclassification adjustment for realized losses on pension plan included in net income	16	75	32	150
Tax effect	(5)	(22)	(9)	(42)
Net of tax	11	53	23	108

Total other comprehensive (loss) income	(10,834)	499	(17,699)	(2,987)

Total comprehensive income	$21,524	$32,718	$46,040	$62,231

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Six Months Ended June 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	63,739	-	-	63,739
Other comprehensive loss, net of tax	-	-	-	-	-	(17,699)	(17,699)
Cash dividend declared on preferred stock ($0.65625 per depositary share)	-	-	-	(3,018)	-	-	(3,018)
Cash dividends declared on common stock ($0.285 per share)	-	-	-	(11,250)	-	-	(11,250)
Exercise of stock options (15,086 shares)	-	-	124	-	-	-	124
Restricted stock grants, net of forfeitures (53,169 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(2,133)	-	-	-	(2,133)
Repurchase of treasury stock (447,108 shares)	-	-	-	-	(13,127)	-	(13,127)
Stock-based compensation expense	-	-	2,299	-	-	-	2,299

Balance as of June 30, 2022	$110,927	$586,946	$27,536	$489,640	$(52,799)	$(19,103)	$1,143,147

	Three Months Ended June 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2022	$110,927	$586,946	$28,484	$464,889	$(44,458)	$(8,269)	$1,138,519
Net income	-	-	-	32,358	-	-	32,358
Other comprehensive loss, net of tax	-	-	-	-	-	(10,834)	(10,834)
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.155 per share)	-	-	-	(6,098)	-	-	(6,098)
Exercise of stock options (6,312 shares)	-	-	33	-	-	-	33
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(2,133)	-	-	-	(2,133)
Restricted stock grants, net of forfeitures (20,715 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (302,315 shares)	-	-	-	-	(8,341)	-	(8,341)
Stock-based compensation expense	-	-	1,152	-	-	-	1,152

Balance as of June 30, 2022	$110,927	$586,946	$27,536	$489,640	$(52,799)	$(19,103)	$1,143,147

(continued)

	Six Months Ended June 30, 2021
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021 as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	65,218	-	-	65,218
Other comprehensive loss, net of tax	-	-	-	-	-	(2,987)	(2,987)
Cash dividends declared on common stock ($0.20 per share)	-	-	-	(7,964)	-	-	(7,964)
Exercise of stock options (5,449 shares)	-	-	45	-	-	-	45
Restricted stock grants, net of forfeitures (47,982 shares)	-	-	-	-	-	-	-
Stock grants (446 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of treasury stock (93,629 shares)	-	-	-	-	(2,411)	-	(2,411)
Stock-based compensation expense	-	-	1,957	-	-	-	1,957

Balance as of June 30, 2021	$-	$586,946	$24,606	$386,280	$(32,682)	$(190)	$964,960

	Three Months Ended June 30, 2021
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2021	$-	$586,946	$23,621	$358,441	$(32,682)	$(689)	$935,637
Net income	-	-	-	32,219	-	-	32,219
Other comprehensive income, net of tax	-	-	-	-	-	499	499
Cash dividends declared on common stock ($0.11 per share)	-	-	-	(4,380)	-	-	(4,380)
Restricted stock grants, net of forfeitures (21,213 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	985	-	-	-	985

Balance as of June 30, 2021	$-	$586,946	$24,606	$386,280	$(32,682)	$(190)	$964,960

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$63,739	$65,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,942	1,746
Provision for (reversal of) credit losses	4,450	(7,415)
Amortization of intangibles	867	1,015
Net accretion of loans	(1,689)	(2,803)
Accretion on bank premises	(24)	(45)
Accretion on deposits	(518)	(1,248)
Amortization (accretion) on borrowings, net	14	(36)
Stock-based compensation	2,299	1,957
Gains on sales/redemptions of securities available-for-sale, net	-	(195)
Losses on equity securities, net	1,001	164
Gain on sale of branches	-	(674)
Net losses on disposition of other premises and equipment	-	27
Gains on sale of loans held-for-sale, net	(1,257)	(1,554)
Loans originated for resale	(14,795)	(30,600)
Proceeds from sale of loans held-for-sale	16,302	40,043
Gain on sale of other real estate owned	-	(18)
Increase in cash surrender value of bank owned life insurance	(2,548)	(2,249)
Amortization of premiums and accretion of discounts on securities available-for-sale	1,481	3,152
Amortization of subordinated debentures issuance costs	152	152
(Increase) decrease in accrued interest receivable	(463)	1,316
Net change in operating leases	(93)	(439)
(Increase) decrease in other assets	(4,024)	48,236
Increase in other liabilities	4,131	3,705
Net cash provided by operating activities	70,967	119,455

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(296,254)	(126,641)
Maturities, calls and principal repayments	98,824	147,342
Purchases of equity securities	(3,200)	-
Net (purchases) redemptions of restricted investment in bank stocks	(19,461)	2,536
Payments on loans held-for-sale	2,390	18
Net increase in loans	(450,723)	(173,384)
Purchases of bank owned life insurance	(30,000)	(25,000)
Purchases of premises and equipment	(1,276)	(541)
Proceeds from sale of branches	-	1,087
Proceeds from sale of other real estate owned	-	321
Net cash used in investing activities	(699,700)	(174,262)

Cash flows from financing activities
Net increase in deposits	285,164	234,537
Increase in (repayment of) subordinated debentures	-	(50,000)
Advances of borrowings	1,450,181	100,000
Repayments of borrowings	(1,043,424)	(172,456)
Cash dividends on preferred stock	(3,018)	-
Repurchase of treasury stock	(13,127)	(2,411)
Cash dividends paid on common stock	(11,250)	(7,964)
Proceeds from exercise of stock options	124	45
Share redemption for tax withholdings on performance units and restricted stock units earned	(2,133)	(1,283)
Net cash provided by financing activities	662,517	100,468
Net change in cash and cash equivalents	33,784	45,661
Cash and cash equivalents at beginning of period	265,536	303,756

Cash and cash equivalents at end of period	$299,320	$349,417

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$18,117	$23,236
Income taxes	20,832	20,299

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-investment to other real estate owned	$316	$304
Transfer of loans from held-for-investment to held-for-sale	5,572	9,356

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a.   Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Parent Corporation’s business currently consists primarily of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a New Jersey investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company), Port Jervis Holdings, LLC (a New Jersey limited liability company), BONJ Special Properties, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey financial technology company).

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

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other interim period. The Company’s 2021 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administration after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, although banks have continued to submit rates for the calculation of LIBOR in 2022, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, banking regulators in the United States have required insured depository institutions in the United states to cease originating loans using LIBOR as a rate index as of December 31, 2021, and in March 2022 Congress adopted legislation providing for the replacement of LIBOR indexes in contracts without fall back language with the Secured Overnight Financing Rate ("SOFR"), and for the Federal Reserve to adopt regulation by September of 2022 implementing this change. Although the Bank ceased using LIBOR as an index for loans it originates, it is unclear at this time  what  effect these  changes may have  on the values of  loans and liabilities held or owed by the Bank whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1b. Authoritative Accounting Guidance

Newly Issued, But Not Yet Effective Accounting Standards

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-03 will have on its consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except for per share data)	2022	2021	2022	2021
Net income available to common stockholders	$30,849	$32,219	$60,721	$65,218
Earnings allocated to participating securities	(70)	(81)	(150)	(176)
Income attributable to common stock	$30,779	$32,138	$60,571	$65,042

Weighted average common shares outstanding, including participating securities	39,379	39,781	39,469	39,786
Weighted average participating securities	(89)	(100)	(98)	(107)
Weighted average common shares outstanding	39,290	39,681	39,371	39,679
Incremental shares from assumed conversions of options, performance units and restricted shares	176	192	225	214
Weighted average common and equivalent shares outstanding	39,466	39,873	39,596	39,893

Earnings per common share:
Basic	$0.78	$0.81	$1.54	$1.64
Diluted	0.78	0.81	1.53	1.63

There were no antidilutive share equivalents as of   June 30, 2022 and June 30, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities

The Company’s investment securities are classified as available-for-sale as of June 30, 2022 and December 31, 2021. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2022 and December 31, 2021. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of June 30, 2022 and December 31, 2021.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
June 30, 2022

Securities available-for-sale
Federal agency obligations	$58,375	$3	$(5,708)	$52,670	$-
Residential mortgage pass-through securities	480,445	718	(36,883)	444,280	-
Commercial mortgage pass-through securities	25,627	-	(2,769)	22,858	-
Obligations of U.S. states and political subdivisions	158,545	252	(10,766)	148,031	-
Corporate bonds and notes	5,480	20	(9)	5,491	-
Asset-backed securities	2,165	-	(48)	2,117
Other securities	494	-	-	494	-
Total securities available-for-sale	$731,131	$993	$(56,183)	$675,941	$-

December 31, 2021
Securities available-for-sale
Federal agency obligations	$50,336	$649	$(625)	$50,360	$-
Residential mortgage pass-through securities	317,111	1,868	(2,884)	316,095	-
Commercial mortgage pass-through securities	10,814	118	(463)	10,469	-
Obligations of U.S. states and political subdivisions	145,045	1,562	(982)	145,625	-
Corporate bonds and notes	8,968	81	-	9,049	-
Asset-backed securities	2,563	3	(2)	2,564	-
Certificates of deposit	150	-	-	150	-
Other securities	195	-	-	195	-
Total securities available-for-sale	$535,182	$4,281	$(4,956)	$534,507	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Investment securities having a carrying value of approximately $191.3 million and $71.2 million as of June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of June 30, 2022, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	June 30, 2022
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$3,450	$3,444
Due after one year through five years	4,876	4,880
Due after five years through ten years	3,765	3,788
Due after ten years	212,474	196,197
Residential mortgage pass-through securities	480,445	444,280
Commercial mortgage pass-through securities	25,627	22,858
Other securities	494	494
Total securities available-for-sale	$731,131	$675,941

Gross gains and losses from the sales and redemptions of securities for periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Proceeds	$-	$5,185	$-	$5,185

Gross gains on sales/redemptions of securities	-	195	-	195
Gross losses on sales/redemptions of securities	-	-	-	-
Net gain on sales/redemptions of securities	-	195	-	195
Less: tax provision on net gain	-	(48)	-	(48)
Net gain on sales/redemptions of securities, after taxes	$-	$147	$-	$147

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Impairment Analysis of Available--for-sale Debt Securities

The following tables indicate gross unrealized losses in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities available-for-sale:
Federal agency obligations	$52,432	$(5,708)	$52,432	$(5,708)	$-	$-
Residential mortgage pass-through securities	379,001	(36,883)	325,284	(28,304)	53,717	(8,579)
Commercial mortgage pass-through securities	22,858	(2,769)	19,209	(1,731)	3,649	(1,038)
Obligations of U.S. states and political subdivisions	109,547	(10,766)	99,802	(10,214)	9,745	(552)
Corporate bonds and notes	1,989	(9)	1,989	(9)	-	-
Asset-backed securities	2,117	(48)	2,117	(48)	-	-
Total temporarily impaired securities	$567,944	$(56,183)	$500,833	$(46,014)	$67,111	$(10,169)

	December 31, 2021
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities available-for-sale:
Federal agency obligations	$28,974	$(625)	$28,974	$(625)	$-	$-
Residential mortgage pass-through securities	246,396	(2,884)	214,701	(2,111)	31,695	(773)
Commercial mortgage pass-through securities	8,370	(463)	4,682	(75)	3,688	(388)
Obligations of U.S. states and political subdivisions	89,473	(982)	89,473	(982)	-	-
Asset-backed securities	802	(2)	802	(2)	-	-
Total Temporarily Impaired Securities	$374,015	$(4,956)	$338,632	$(3,795)	$35,383	$(1,161)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of June 30, 2022 and December 31, 2021, totaled $2.6 million and $1.6 million, respectively.

The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of   June 30, 2022or as of December 31, 2021.

Federal agency obligations, residential mortgage backed pass-through securities and commercial mortgage backed pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero-allowance approach for these investment securities is appropriate.

Note 4. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company entered into nine forward starting pay fixed-rate interest rate swaps, with a total notional amount of $400 million, eight of which have since commenced. These are designated as cash flow hedges of current, or future, Federal Home Loan Bank advances. We are required to pay fixed rates of interest ranging from 0.631% to 1.23% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). Payment dates on the one remaining forward starting swap will commence in August 2022, with expiration dates on the nine positions ranging from December 2025 to March 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

            Interest expense recorded on these swap transactions totaled approximately $0.1 million and $0.7 million during the three and six months ended June 30, 2022, respectively, compared to $0.6 million and $1.2 million during the three and six months ended June 30, 2021, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net losses recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the following periods:

	Three Months Ended June 30, 2022
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$8,284	$129	$-

	Three Months Ended June 30, 2021
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(42)	$584	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

	Six Months Ended June 30, 2022
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$27,284	$654	$-

	Six Months Ended June 30, 2021
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(18)	$1,215	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate swaps related to FHLB advances included in assets	$400,000	$31,285	$475,000	$3,347

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Commercial (1)	$1,354,625	$1,299,428
Commercial real estate	5,107,382	4,741,590
Commercial construction	569,789	540,178
Residential real estate	249,379	255,269
Consumer	1,248	1,886
Gross loans	7,282,423	6,838,351
Net deferred loan fees	(7,850)	(9,729)
Total loans receivable	$7,274,573	$6,828,622

(1)	Included in commercial loans as of June 30, 2022 and December 31, 2021 are PPP loans of $18.0 million and $93.1 million, respectively.

As of June 30, 2022 and December 31, 2021, loan balances of approximately $2.5 billion, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Commercial real estate	$3,182	$-
Residential real estate	-	250
Total carrying amount	$3,182	$250

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL and nonaccrual loans without an ACL as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$27,875	$1,263	$29,138
Commercial real estate	10,162	19,021	29,183
Commercial construction	-	-	-
Residential real estate	895	1,540	2,435
Consumer	-	-	-
Total	$38,932	$21,824	$60,756

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. The following table presents loans by origination and risk designation as of June 30, 2022 (dollars in thousands):

	Term loans amortized cost basis by origination year						Revolving	Total
	2022	2021	2020	2019	2018	Prior	Loans	Gross Loans
Commercial
Pass	$168,961	$345,319	$52,681	$32,103	$51,661	$167,147	$470,129	$1,288,001
Special mention	-	-	-	-	-	9,618	3,317	12,935
Substandard	7,429	158	-	2,176	11,595	18,347	13,984	53,689
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$176,390	$345,477	$52,681	$34,279	$63,256	$195,112	$487,430	$1,354,625

Commercial Real Estate
Pass	$885,508	$1,619,792	$426,907	$373,166	$404,284	$1,099,266	$165,421	$4,974,344
Special mention	-	-	-	3,328	-	50,384	15,463	69,175
Substandard	-	1,949	4,500	10,520	20,274	18,411	8,209	63,863
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$885,508	$1,621,741	$431,407	$387,014	$424,558	$1,168,061	$189,093	$5,107,382

Commercial Construction
Pass	$2,454	$7,914	$5,246	$6,508	$2,600	$-	$537,890	$562,612
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	7,177	7,177
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$2,454	$7,914	$5,246	$6,508	$2,600	$-	$545,067	$569,789

Residential Real Estate
Pass	$20,431	$25,646	$26,598	$21,895	$20,702	$84,422	$42,760	$242,454
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	3,501	3,424	6,925
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$20,431	$25,646	$26,598	$21,895	$20,702	$87,923	$46,184	$249,379

Consumer
Pass	$1,109	$-	$14	$1	$10	$2	$112	$1,248
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,109	$-	$14	$1	$10	$2	$112	$1,248

Total
Pass	$1,078,463	$1,998,671	$511,446	$433,673	$479,257	$1,350,837	$1,216,312	$7,068,659
Special mention	-	-	-	3,328	-	60,002	18,780	82,110
Substandard	7,429	2,107	4,500	12,696	31,869	40,259	32,794	131,654
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$1,085,892	$2,000,778	$515,946	$449,697	$511,126	$1,451,098	$1,267,886	$7,282,423

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table presents loans by origination and risk designation as of December 31, 2021 (dollars in thousands):

	Term loans amortized cost basis by origination year						Revolving	Total
	2021	2020	2019	2018	8.5	Prior	Loans	Gross Loans
Commercial
Pass	$403,203	$58,534	$54,485	$60,409	$95,727	$86,556	$471,588	$1,230,502
Special mention	-	-	-	-	1	4,045	4,266	8,312
Substandard	170	-	1,842	13,298	9,740	21,024	14,540	60,614
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$403,373	$58,534	$56,327	$73,707	$105,468	$111,625	$490,394	$1,299,428

Commercial Real Estate
Pass	$1,692,098	$533,315	$420,995	$452,262	$497,065	$842,244	$170,721	$4,608,700
Special mention	-	-	-	-	5,142	50,438	6,601	62,181
Substandard	1,968	9,039	4,006	20,624	-	26,108	8,964	70,709
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$1,694,066	$542,354	$425,001	$472,886	$502,207	$918,790	$186,286	$4,741,590

Commercial Construction
Pass	$8,018	$7,370	$12,625	$2,600	$2,339	$-	$490,119	$523,071
Special mention	-	-	-	-	350	-	1,443	1,793
Substandard	-	-	-	-	-	-	15,314	15,314
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$8,018	$7,370	$12,625	$2,600	$2,689	$-	$506,876	$540,178

Residential Real Estate
Pass	$27,081	$29,539	$23,611	$25,070	$28,701	$66,249	$44,221	$244,472
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	7,262	3,535	10,797
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$27,081	$29,539	$23,611	$25,070	$28,701	$73,511	$47,756	$255,269

Consumer
Pass	$1,590	$85	$39	$21	$28	$-	$123	$1,886
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,590	$85	$39	$21	$28	$-	$123	$1,886

Total
Pass	$2,131,990	$628,843	$511,755	$540,362	$623,860	$995,049	$1,176,772	$6,608,631
Special mention	-	-	-	-	5,493	54,483	12,310	72,286
Substandard	2,138	9,039	5,848	33,922	9,740	54,394	42,353	157,434
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$2,134,128	$637,882	$517,603	$574,284	$639,093	$1,103,926	$1,231,435	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,333	$24,995	$31,328
Commercial real estate	65,507	-	65,507
Commercial construction	7,176	-	7,176
Residential real estate	5,364	-	5,364
Consumer	-	-	-
Total	$84,380	$24,995	$109,375

	December 31, 2021
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,385	$26,182	$32,567
Commercial real estate	55,244	-	55,244
Commercial construction	13,196	-	13,196
Residential real estate	8,856	-	8,856
Consumer	-	-	-
Total	$83,681	$26,182	$109,863

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$16	$358	$4,403	$29,138	$33,915	$1,320,710	$1,354,625
Commercial real estate	-	2,894	5,761	29,183	37,838	5,069,544	5,107,382
Commercial construction	-	-	-	-	-	569,789	569,789
Residential real estate	674	-	-	2,435	3,109	246,270	249,379
Consumer	-	-	-	-	-	1,248	1,248
Total	$690	$3,252	$10,164	$60,756	$74,862	$7,207,561	$7,282,423

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$4,305	$729	$4,457	$30,062	$39,553	$1,259,875	$1,299,428
Commercial real estate	1,622	1,009	5,935	25,393	33,959	4,707,631	4,741,590
Commercial construction	-	-	-	3,150	3,150	537,028	540,178
Residential real estate	1,437	292	3,139	3,095	7,963	247,306	255,269
Consumer	-	-	-	-	-	1,886	1,886
Total	$7,364	$2,030	$13,531	$61,700	$84,625	$6,753,726	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	June 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$13,671	$2,505	$-	$88	$-	$16,264
Collectively evaluated impairment	12,187	43,136	3,413	3,537	4	62,277
Acquired with deteriorated credit quality individually analyzed	2,277	1,921	-	-	-	4,198
Total	$28,135	$47,562	$3,413	$3,625	$4	$82,739

Gross loans
Individually evaluated impairment	$32,163	$59,746	$7,177	$5,364	$-	$104,450
Collectively evaluated impairment	1,317,400	5,041,875	562,612	244,015	1,248	7,167,150
Acquired with deteriorated credit quality individually analyzed	5,062	5,761	-	-	-	10,823
Total	$1,354,625	$5,107,382	$569,789	$249,379	$1,248	$7,282,423

	December 31, 2021
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$15,131	$955	$-	$131	$-	$16,217
Collectively evaluated impairment	8,561	42,713	3,580	3,497	7	58,358
Acquired with deteriorated credit quality individually analyzed	2,277	1,921	-	-	-	4,198
Total	$25,969	$45,589	$3,580	$3,628	$7	$78,773

Gross loans
Individually evaluated impairment	$33,726	$49,310	$13,196	$5,717	$-	$101,949
Collectively evaluated impairment	1,260,537	4,686,346	526,982	246,413	1,886	6,722,164
Acquired with deteriorated credit quality individually analyzed	5,165	5,934	-	3,139	-	14,238
Total	$1,299,428	$4,741,590	$540,178	$255,269	$1,886	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2022 is summarized in the tables below.

	Three Months Ended June 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of March 31, 2022	$25,459	$47,868	$3,281	$3,455	$7	$-	$80,070
Charge-offs	(292)	(1)	-	(9)	-	-	(302)
Recoveries	-	-	-	32	-	-	32
(Reversal of) provision for credit losses (loans)	2,968	(305)	132	147	(3)	-	2,939

Balance as of June 30, 2022	$28,135	$47,562	$3,413	$3,625	$4	$-	$82,739

	Six Months Ended June 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2021	$25,969	$45,589	$3,580	$3,628	$7	$-	$78,773
Charge-offs	(341)	(226)	-	(9)	-	-	(576)
Recoveries	1	-	-	63	-	-	64
(Reversal of) provision for credit losses (loans)	2,506	2,199	(167)	(57)	(3)	-	4,478

Balance as of June 30, 2022	$28,135	$47,562	$3,413	$3,625	$4	$-	$82,739

Activity in the Company’s ACL for loans for the six months ended June 30, 2021 is summarized in the table below. The CECL Day 1 row presents adjustments recorded through retained earnings to adopt the CECL standard and the increase to the ACL for loans associated with nonaccretable purchase accounting marks on loans that were classified as PCI as of December 31, 2020.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

	Six Months Ended June 30, 2021
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2020	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226
Day 1 effect of CECL	(4,225)	9,605	(961)	2,697	9	(568)	6,557

Balance as of January 1, 2021 as adjusted for changes in accounting principle	24,218	48,935	7,233	5,384	13	-	85,783

Charge-offs	(50)	(155)	-	(7)	-	-	(212)

Recoveries	73	-	-	-	2	-	75
(Reversal of) provision for credit losses - loans	1,326	(4,965)	(2,306)	(1,011)	(6)	-	(6,962)

Balance as of June 30, 2021	$25,567	$43,815	$4,927	$4,366	$9	$-	$78,684

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

As of June 30, 2022, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of June 30, 2022, TDRs totaled $73.9 million, of which $27.5 million were on nonaccrual status and $46.4 million were performing under their restructured terms. As of December 31, 2021, TDRs totaled $79.5 million, of which $35.9 million were on nonaccrual status and $43.6 million were performing under their restructured terms. The Company has allocated $9.1 million and $10.4  million of specific allowance related to TDRs as of June 30, 2022 and December 31, 2021, respectively.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	1	$98	$98
Commercial real estate	1	8,751	8,251
Total	2	$8,849	$8,349

The commercial loan modified as a TDR during the six months ended June 30, 2022 was a maturity extension, while the commercial real estate loan modified as a TDR during the six months ended June 30, 2022 was an interest rate reduction, that was commensurate with a one-time $500,000 principal paydown.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2022 and June 30, 2021.

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

The ten loans modified as TDRs during the six months ended June 30, 2021 included nine maturity extensions and, one commercial real estate loan which was a recast of a nonaccrual credit.

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the (reversal of) provision for credit losses on the Company’s income statement. The following table presents a rollforward of the allowance for credit losses for unfunded commitments for the three and six months ended June 30, 2022 and 2021 :

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2022	2021
	(dollars in thousands)
Balance at beginning of period	$2,262	$2,343
Provision for credit losses - unfunded commitments	61	37
Balance at end of period	$2,323	$2,380

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
	(dollars in thousands)
Balance at beginning of period	$2,351	$-
Day 1 Effect of CECL	-	2,833
Reversal of credit losses - unfunded commitments	(28)	(453)
Balance at end of period	$2,323	$2,380

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the (reversal of) provision for credit losses for the three and six months ended June 30, 2022 and 2021 :

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2022	2021
	(dollars in thousands)
Provision for (reversal of) credit losses (loans)	$2,939	$(1,686)
(Reversal of) provision for credit losses - unfunded commitments	61	37
Provision for (Reversal of) credit losses	$3,000	$(1,649)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
	(dollars in thousands)
Provision for (reversal of) credit losses (loans)	$4,478	$(6,962)
Reversal of credit losses - unfunded commitments	(28)	(453)
Provision for (reversal of) credit losses	$4,450	$(7,415)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2022 and December 31, 2021 are as follows:

		June 30, 2022
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$52,670	$-	$52,670	$-
Residential mortgage pass-through securities	444,280	-	444,280	-
Commercial mortgage pass-through securities	22,858	-	22,858	-
Obligations of U.S. states and political subdivision	148,031	-	139,609	8,422
Corporate bonds and notes	5,491	-	5,491	-
Asset-backed securities	2,117	-	2,117	-
Other securities	494	494	-	-
Total available-for-sale	675,941	494	667,025	8,422

Equity securities	15,993	14,053	1,940	-
Derivatives	31,285	-	31,285	-
Total assets	$723,219	$14,547	$700,250	$8,422

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2022 and during the year ended December 31, 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of June 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	Carrying Value as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$14,657	$-	$-	$14,657
Commercial real estate	15,630	-	-	15,630
Residential real estate	1,365	-	-	1,365

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$13,399	$-	$-	$13,399
Commercial real estate	20,185	-	-	20,185
Residential real estate	2,794	-	-	2,794

Collateral dependent loans – Collateral dependent loans as of June 30, 2022 that required a valuation allowance were $48.6 million with a related valuation allowance of $17.0 million compared to $54.1 million with a related valuation allowance of $17.8 million as of December 31, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and for the year ended December 31, 2021:

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2021	$8,565
Principal paydowns	(143)
Ending balance, June 30, 2022	$8,422

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2020	$8,844
Principal paydowns	(279)
Ending balance, December 31, 2021	$8,565

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,422	Discounted cash flows	Discount rate	2.9%

December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,565	Discounted cash flows	Discount rate	2.9%

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

June 30, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$14,006	Market approach (100%)	Average transfer price as a price to unpaid principal balance	58% –88% (60%)
Commercial	$651	Appraisals of collateral value	Comparable sales	-10% to +35% (+8%)
Commercial real estate	$15,630	Appraisals of collateral value	Comparable sales	-25% to 10% (-14%)
Residential real estate	$1,365	Appraisals of collateral value	Comparable sales	+21% to +39% (+22%)

December 31, 2021
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$12,193	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48% to 73% (49%)
Commercial	$1,206	Appraisals of collateral value	Adjustment for comparable sales	-10% to +35% (+6%)
Commercial real estate	$20,185	Appraisals of collateral value	Adjustment for comparable sales	-20% to +15% (-6%)
Residential real estate	$2,794	Appraisals of collateral value	Adjustment for comparable sales	-15% to +39% (5%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2022 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2022 and December 31, 2021:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

June 30, 2022
Financial assets:
Cash and due from banks	$299,320	$299,320	$299,320	$-	$-
Securities available-for-sale	675,941	675,941	494	667,025	8,422
Restricted investments in bank stocks	47,287	0	n/a	n/a	n/a
Equity securities	15,993	15,993	14,053	1,940	-
Net loans	7,191,834	6,993,635	-	-	6,993,635
Derivatives	31,285	31,285	-	31,285	-
Accrued interest receivable	34,615	34,615	-	2,649	31,966

Financial liabilities:
Noninterest-bearing deposits	1,712,875	1,712,875	1,712,875	-	-
Interest-bearing deposits	4,904,724	4,871,665	3,619,315	1,252,350	-
Borrowings	874,964	872,176	-	872,176	-
Subordinated debentures	153,103	153,952	-	153,952	-
Accrued interest payable	3,120	3,120	-	3,120	-

December 31, 2021
Financial assets:
Cash and due from banks	$265,536	$265,536	$265,536	$-	$-
Investment securities available-for-sale	534,507	534,507	195	525,747	8,565
Restricted investment in bank stocks	27,826	n/a	n/a	n/a	n/a
Equity securities	13,794	13,794	11,081	2,713	-
Net loans	6,749,849	6,800,287	-	-	6,800,287
Derivatives	3,347	3,347	-	3,347	-
Accrued interest receivable	34,152	34,152	-	1,554	32,598

Financial liabilities:
Noninterest-bearing deposits	1,617,049	1,617,049	1,617,049	-	-
Interest-bearing deposits	4,715,904	4,716,358	3,565,795	1,150,563	-
Borrowings	468,193	469,671	-	469,671	-
Subordinated debentures	152,951	163,995	-	163,995	-
Accrued interest payable	2,716	2,716	-	2,716	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sale of investment securities available-for-sale	$-	$195	$-	$195	Net gains on sale of securities available-for-sale
	-	(48)	-	(48)	Income tax expense
	$-	$147	$-	$147

Net interest expense on swaps	$(129)	$(584)	$(654)	$(1,215)	Borrowings
	37	167	184	344	Income tax benefit
	$(92)	$(417)	$(470)	$(871)

Amortization of pension plan net actuarial losses	$(16)	$(75)	$(32)	$(150)	Other components of net periodic pension expense
	5	22	9	42	Income tax benefit
	$(11)	$(53)	$(23)	$(108)
Total reclassification	$(103)	$(323)	$(493)	$(832)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7.  Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive (loss) as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(39,293)	$(484)
Cash flow hedge, net of tax	21,873	2,406
Defined benefit pension and post-retirement plans, net of tax	(1,683)	(3,326)
Total	$(19,103)	$(1,404)

Note 8.  Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2022. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2022 were approximately 222,593. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock, options and restricted stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock and restricted stock units granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient is no longer employed prior to the award's vesting. Restricted stock have the same dividend and voting rights as common stock, while options, performance units and restricted stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and six months ended June 30, 2022 was $1.2 million and $2.3 million, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2021 was $1.0 million and $2.0 million, respectively.

Activity under the Company’s options for the six months ended June 30, 2022 was as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	23,766	$9.94
Granted	-	-
Exercised	(15,086)	8.21
Forfeited/cancelled/expired	-	-
Outstanding as of June 30, 2022	8,680	12.95	0.79	$99,756
Exercisable as of June 30, 2022	8,680	$12.95	-	$-

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Stock-Based Compensation – (continued)

Activity under the Company’s restricted stock for the six months ended June 30, 2022 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	82,693	$21.78
Granted	53,543	30.76
Vested	(38,697)	25.47
Forfeited/cancelled/expired	(374)	30.99
Nonvested as of June 30, 2022	97,165	$25.22

As of June 30, 2022, there was approximately $1.8 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.3 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2021	209,994		$16.18
Awarded	34,874		32.80
Vested shares	(49,604)		20.79
Unearned as of June 30, 2022	195,264	221,541	$17.98

As of June 30, 2022, the specific number of shares related to performance units that were expected to vest was 195,264, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of June 30, 2022, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 221,541. During the six months ended June 30, 2022, 49,604 shares vested. A total of 27,254 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the six months ended June 30, 2022 were 22,350 shares. As of June 30, 2022, compensation cost of approximately $1.8 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2021	136,948	$16.52
Awarded	52,312	32.80
Vested shares	(69,225)	16.13
Unearned as of June 30, 2022	120,035	$23.84

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the six months ended June 30, 2022, 69,225 shares vested. A total of 38,201 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the six months ended June 30, 2022 were 31,383 shares. As of June 30, 2022, compensation cost of approximately $2.0 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.6 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2022	2021
	(dollars in thousands)
Service cost	$-	$-
Interest cost	78	71	Other components of net periodic pension expense
Expected return on plan assets	(237)	(213)	Other components of net periodic pension expense
Net amortization	16	75	Other components of net periodic pension expense
Total periodic pension income	$(143)	$(67)

	Six Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2022	2021
	(dollars in thousands)
Service cost	$-	$-
Interest cost	156	142	Other components of net periodic pension expense
Expected return on plan assets	(474)	(426)	Other components of net periodic pension expense
Net amortization	32	150	Other components of net periodic pension expense
Total periodic pension income	$(286)	$(134)

Contributions

The Company did not contribute to the Pension Trust during the six months ended June 30, 2022. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2022. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$847,337	1.86%	$390,549	0.56%
1 year through less than 2 years	-	n/a	50,000	1.84%
2 years through less than 3 years	25,000	1.00%	-	n/a
3 years through less than 4 years	2,050	2.23%	25,000	1.00%
4 years through 5 years	-	n/a	2,050	2.23%
After 5 years	683	2.91%	714	2.91%
FHLB borrowings - gross	875,070	1.84%	468,313	0.73%
Fair value (discount)	(106)		(120)
Total FHLB borrowings	$874,964		$468,193

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

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of June 30, 2022 were primarily collateralized by approximately $2.0 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. As of June 30, 2022 the Company had remaining borrowing capacity of approximately $0.6 billion at FHLB.

Note 11. Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of June 30, 2022 was 4.14%.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of June 30, 2022 and December 31, 2021.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	1/23/2034	1/23/2009

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2022 and December 31, 2021. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Impact of COVID-19

COVID-19 continues to impact the Company’s operations and financial results, as well as those of our customers. In response to the COVID-19 pandemic, the Company continued to offer temporary relief to effected customers, deferring either their full loan payment, the principal component or the interest component of their loan payment for an initial period of time ranging from 30 to 120 days. As of June 30, 2022, the Company has one deferred loan with a total outstanding loan balance of $0.5 million. As provided for under the CARES act, these short-term deferrals are not considered troubled debt restructurings, provided that the modification is related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019 or the date of the deferral, and executed between March 1, 2020 and January 1, 2022, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company was an active participant in assisting its customers with applications for resources through the program. PPP loans originated prior to June 5, 2020 have a two-year term, which may be extended to five years with the consent of the Company, and those originated on or after June 5, 2020 have a five-year term, and the loans bear interest at 1%, along with an origination fee payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2022, PPP loans were $18.0 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and, as such, the Company has not included the PPP loans in calculation of the ACL as of June 30, 2022. Should those circumstances change, the Company could be required to establish additional provisions for credit loss expense charged to earnings. As of June 30, 2022 remaining deferred and unrecognized PPP fees were $0.3 million. We currently anticipate recognizing a majority of this balance by December 31, 2022, reflecting the expected timing of PPP loan forgiveness granted by the Small Business Administration.

Operating Results Overview

Net income available to common stockholders for the three months ended June 30, 2022 was $30.8 million compared to $32.2 million for the comparable three-month period ended June 30, 2021. The Company’s diluted earnings per share were $0.78 for the three months ended June 30, 2022 as compared with diluted earnings per share of $0.81 for the comparable three-month period ended June 30, 2021. The $1.4 million decrease in net income available to common stockholders and $0.03 decrease in diluted earnings per share versus the second quarter of 2021 were due to a $4.6 million increase to provision for credit losses, a $5.4 million increase in noninterest expenses, $1.5 million in preferred dividends, a $1.1 million decrease in noninterest income and a $1.2 million increase in income tax expenses, partially offset by a $12.6 million increase in net interest income.

Net income available to common stockholders for the six months ended June 30, 2022 was $60.7 million compared to $65.2 million for the comparable six-month period ended June 30, 2021. The Company’s diluted earnings per share were $1.53 for the six months ended June 30, 2022 as compared with diluted earnings per share of $1.63 for the comparable six-month period ended June 30, 2021. The $4.5 million decrease in net income available to common stockholders and $0.10 decrease in diluted earnings per share versus the first half of 2021 were due to a $11.9 million increase to provision for credit losses, a $8.2 million increase in noninterest expenses, $3.0 million in preferred dividends, a $1.5 million decrease in noninterest income and a $1.7 million increase in income tax expenses, partially offset by a $21.8 million increase in net interest income.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a tax-equivalent basis by adjusting tax-exempt income (including interest earned on tax-free loans and on obligations of state and local political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable assets. Net interest margin is defined as net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Fully taxable equivalent net interest income for the three months ended June 30, 2022 increased by $12.7 million, or 20.1%, from the comparable three-month period ended June 30, 2021. The increase from the second quarter of 2022  resulted primarily from a 12.1% increase in average loans and a 31 basis-point widening of the net interest margin to 3.91% from 3.60%.  The widening of the net interest margin resulted from a 24 basis-point increase in interest-earning assets and by a 7 basis-point reduction in the cost of interest-bearing liabilities.

Fully taxable equivalent net interest income for the six months ended June 30, 2022 increased by $22.0 million, or 17.6%, from the comparable six-month period ended June 30, 2021. The increase from the six months ended June 30, 2021 resulted primarily from a 11.0% increase in average loans and a 23 basis-point widening of the net interest margin to 3.81% from 3.58%. The widening of the net interest margin resulted from a 17 basis-point reduction in the cost of interest-bearing liabilities and 9 basis-point increase in yield on interest-earning assets.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended June 30, 2022 and 2021, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$610,465	$3,710	2.44%	$444,461	$1,765	1.59%
Total loans (2) (3) (4)	7,008,174	81,597	4.67	6,252,212	71,348	4.58
Federal funds sold and interest-bearing with banks	157,201	312	0.80	341,885	84	0.10
Restricted investment in bank stocks	31,605	291	3.69	21,407	263	4.93
Total interest-earning assets	7,807,445	85,910	4.41	7,059,965	73,460	4.17
Noninterest-earning assets:
Allowance for credit losses	(81,012)			(80,548)
Other noninterest-earning assets	596,390			587,259
Total assets	$8,322,823			$7,566,676

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,103,418	2,179	0.79	$1,324,510	3,963	1.20
Other interest-bearing deposits	3,717,531	3,530	0.38	3,320,400	2,461	0.30
Total interest-bearing deposits	4,820,949	5,709	0.47	4,644,910	6,424	0.55

Borrowings	548,675	1,849	1.35	331,633	1,419	1.72
Subordinated debentures	153,053	2,178	5.71	152,750	2,168	5.69
Finance lease	1,865	28	6.02	2,066	31	6.02
Total interest-bearing liabilities	5,524,542	9,764	0.71	5,131,359	10,042	0.78

Demand deposits	1,607,465			1,432,707
Other liabilities	47,719			50,591
Total noninterest-bearing liabilities	1,655,184			1,483,298
Stockholders’ equity	1,143,097			952,019
Total liabilities and stockholders’ equity	$8,322,823			$7,566,676
Net interest income (tax-equivalent basis)		76,146			63,418
Net interest spread (5)			3.70%			3.39%
Net interest margin (6)			3.91%			3.60%
Tax-equivalent adjustment		(555)			(409)
Net interest income		$75,591			$63,009

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Six Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$578,014	$6,481	2.26%	$458,741	$3,823	1.68%
Total loans (2) (3) (4)	6,940,203	157,917	4.59	6,249,630	142,031	4.58
Federal funds sold and interest-bearing with banks	234,284	433	0.37	305,911	133	0.09
Restricted investment in bank stocks	28,310	505	3.60	22,111	519	4.73
Total interest-earning assets	7,780,811	165,336	4.29	7,036,393	146,506	4.20
Noninterest-earning assets:
Allowance for credit losses	(80,391)			(81,045)
Other noninterest-earning assets	592,847			580,210
Total assets	$8,293,267			$ 7,535,558

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,113,958	4,333	0.78	$1,373,133	9,113	1.34
Other interest-bearing deposits	3,784,173	6,386	0.34	3,273,337	4,896	0.30
Total interest-bearing deposits	4,898,131	10,719	0.44	4,646,470	14,009	0.61

Borrowings	477,188	3,226	1.36	353,451	3,093	1.77
Subordinated debentures	153,016	4,346	5.73	153,541	4,335	5.69
Finance lease	1,891	57	6.08	2,091	63	6.08
Total interest-bearing liabilities	5,530,226	18,348	0.67	5,155,553	21,500	0.84

Demand deposits	1,577,427			1,390,878
Other liabilities	48,052			49,031
Total noninterest-bearing liabilities	1,625,479			1,439,909
Stockholders’ equity	1,137,562			940,096
Total liabilities and stockholders’ equity	$8,293,267			$7,535,558
Net interest income (tax-equivalent basis)		146,988			125,006
Net interest spread (5)			3.62%			3.36%
Net interest margin (6)			3.81%			3.58%
Tax-equivalent adjustment		(1,039)			(834)
Net interest income		$145,949			$124,172

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.4 million for the three months ended June 30, 2022, compared with $4.5 million for the comparable three-month period ended June 30, 2021.  Included in noninterest income for the three months ended June 30, 2022 and June 30, 2021 were net (losses) gains on equity securities of ($0.4) million and $23 thousand.  Also included in noninterest income for the three months ended June 30, 2021 was a $0.2 million gain on sale/redemption of investment securities.  Excluding these items, noninterest income decreased $0.5 million when compared to the comparable three-month period ended June 30, 2021.  The decrease was primarily attributable to decreases in deposit, loan and other income of $0.4 million and net gains on sale of loans held-for-sale of $0.3 million partially offset by an increase in income on bank owned life insurance of $0.2 million.

Noninterest income totaled $6.4 million for the six months ended June 30, 2022, compared with $7.9 million for the six months ended June 30, 2021. Included in noninterest income were net losses on equity securities of $1.0 million and $0.2 million for the  six months ended June 30, 2022 and six months ended June 2021, respectively, $0.7 million gain on the sale of branches and $0.2 million gain on sale/redemption of investment securities in the six months ended 2021. Excluding the aforementioned items, noninterest income was $7.4 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. The $0.2 million increase in noninterest income excluding the items discussed above for the six months ended June 30, 2022 versus the comparable six-month period ended June 30, 2021 was primarily due to increases in deposit, loan and other income of $0.2 million, and BOLI income of $0.3 million, partially offset by a decrease in net gains on sale of loans held-for-sale of $0.3 million.

Noninterest Expenses

Noninterest expenses totaled $31.7 million for the three months ended June 30, 2022, compared with $26.3 million for the comparable three-month period ended June 30, 2021. Included in noninterest expenses for the three months ended June 30, 2022  was an increase in acquisition price related to the BoeFly acquisition of $0.8 million. Excluding this item, noninterest expenses increased $4.6 million when compared to the comparable three-month period ended June 30, 2021.  The increase was primarily attributable to increases in salaries and employee benefits of $4.3 million attributable to new hires, increases in information technology and communication expenses of $0.2 million and an increase in FDIC insurance of $0.1 million, partially offset by decreases in occupancy and equipment of $0.5 million, amortization of core deposit intangibles of $0.1 million and other expenses of $0.4 million.

Noninterest expenses totaled $60.9 million for the six months ended June 30, 2022, compared to $52.7 million for the six months ended June 30, 2021. Included in noninterest expenses for the six months ended June 30, 2022  was an increase in acquisition price related to the BoeFly acquisition of $1.5 million .Excluding this item, noninterest expenses increased $6.7 million when compared to the comparable six-month period ended June 30, 2021. The increase was primarily attributable to increases in salaries and employee benefits of $7.5 million attributable to new hires in both the revenue and back-office areas of the Bank, base-salary increases, and bonus accruals. Also, contributing to the increase were increases in information technology and communications of $0.5 million and marketing and advertising of $0.3 million, partially offset by decreases in occupancy of $1.9 million, FDIC insurance of $0.2 million, professional and consulting of $0.2 million and amortization of core deposit intangibles of $0.1 million.

Income Taxes

Income tax expense was $11.9 million for the three months ended June 30, 2022, compared to $10.7 million for the comparable three-month period ended June 30, 2021.  The increase in income tax expense was the result of higher income before taxes. The effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was 26.9% and 24.8%, respectively.  The higher effective tax rate during the second quarter 2022 when compared to the second quarter of 2021 resulted from a lower proportion of income from non-taxable sources.

Income tax expense was $23.2 million for the six months ended June 30, 2022, compared to $21.5 million for the six months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was 26.7% and 24.8%, respectively. The effective tax rate for the six months ended of 2022 was higher compared to June 30, 2021 due to different proportions of income from non-taxable sources.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

	June 30, 2022		December 31, 2021		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial (1)	$1,354,625	18.6%	$1,299,428	19.0%	$55,197
Commercial real estate	5,107,382	70.1%	4,741,590	69.3%	365,792
Commercial construction	569,789	7.8%	540,178	7.9%	29,611
Residential real estate	249,379	3.4%	255,269	3.7%	(5,890)
Consumer	1,248	0.1%	1,886	0.1%	(638)
Gross loans	$7,282,423	100.0%	$6,838,351	100.0%	$444,072

As of June 30, 2022, gross loans totaled $7.3 billion, an increase of $444.1 million, or 6.5%, as compared to December 31, 2021. Net loan growth was attributable to organic loan originations.

(1)	Included in commercial loans as of June 30, 2022 and December 31, 2021 are PPP loans of $18.0 million and $93.1 million, respectively.

Allowance for Credit Losses and Related Provision

As of June 30, 2022, the Company’s allowance for credit losses for loans was $82.7 million, an increase of $3.9 million from $78.8 million December 31, 2021. The increase was primarily attributable to an increase in provision for credit losses for loans of $4.5 million partially offset by an increase of $0.5 million in net charge-offs.

The provision for (reversal of) credit losses, which includes provision for unfunded commitments, for the three and six months ended June 30, 2022 was $3.0 million and  $4.5 million, respectively, compared to $(1.6) million and $(7.4) million, for the three and six months ended June 30, 2021, respectively. The increase in provision for credit losses reflected strong organic loan growth and forecasted macroeconomic conditions, which remained fairly stable for the three and six months ended June 30, 2022. The prior year provision in the three and six months ended June 30, 2021, was primarily the result of  an improved macro-economic forecast as of June 30, 2021 when compared to January 1, 2021, the day the Company adopted CECL.

There were $0.3 million  and $0.5 million in net charge-offs for the three months and six months ended June 30, 2022, compared with $0.2 million and $0.1 million in net charge-offs for the three and six months ended June 30, 2021, respectively. The ACL as a percentage of loans receivable amounted to 1.14% as of June 30, 2022 compared to 1.15% as of December 31, 2021. Excluding the impact of PPP loans in the calculation of the ACL as a percentage of loans receivable, the June 30, 2022 ratio remains the same at 1.14% as of June 30, 2022, compared to 1.17% as of December 31, 2021. PPP loans do not have allowance for credit losses attributable to them, as they are fully guaranteed by the SBA.

The level of the allowance for the respective periods of 2022 and 2021 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of June 30, 2022 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL are presented in the following table for the periods indicated.

	Three Months Ended
	June 30,
	2022	2021
	(dollars in thousands)
Average loans receivable	$7,007,207	$6,248,516
Analysis of the ACL:
Balance - beginning of quarter	$80,070	$80,568
Charge-offs:
Commercial	(292)	(50)
Commercial real estate	(1)	(155)
Residential real estate	(9)	(7)
Total charge-offs	(302)	(212)
Recoveries:
Commercial	-	13
Commercial real estate	-	-
Residential real estate	4	-
Consumer	28	1
Total recoveries	32	14
Net (charge-offs) recoveries	(270)	(198)
Provision for (reversal of) loan losses (loans)	2,939	(1,686)
Balance - end of period	$82,739	$78,684

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.02%	0.01%
Loans receivable	$7,274,573	$6,407,904
ACL as a percentage of loans receivable	1.14%	1.23%

	Six Months Ended
	June 30,
	2022	2021
	(dollars in thousands)
Average loans receivable	$6,939,527	$6,245,665
Analysis of the ACL:
Balance - beginning of quarter	$78,773	$79,226
CECL Day 1 Adjustment	-	6,557
Balance – beginning of quarter (as adjusted)	78,773	85,783
Charge-offs:
Commercial	(341)	(50)
Commercial real estate	(226)	(155)
Residential real estate	(9)	(7)
Consumer	-	-
Total charge-offs	(576)	(212)
Recoveries:
Commercial	1	73
Commercial real estate	-	-
Residential real estate	63	-
Consumer	-	2
Total recoveries	64	75
Net (charge-offs) recoveries	(512)	(137)
Provision for (reversal of) credit losses (loans)	4,478	(6,962)
Balance - end of period	$82,739	$78,684

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.01%	0.01%
Loans receivable	$7,274,573	$6,407,904
ACL as a percentage of loans receivable	1.14%	1.23%

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early on, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate allowance for credit losses at all times.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Nonaccrual loans	$60,756	$61,700
OREO	316	-
Total nonperforming assets (1)	$61,072	$61,700

Performing TDRs	$46,368	$43,587
Loans 90 days or greater past due and still accruing (non PCD)	$-	$-
Loans 90 days or greater past due and still accruing (PCD)	$10,164	$13,531

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.84%	0.90%

Nonperforming assets to total assets	0.69%	0.76%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.62%	1.74%

Investment Securities

As of June 30, 2022, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the quarter ended June 30, 2022, average securities increased $166.0 million to approximately $610.5 million, or 7.8% of average total interest-earning assets, from approximately $444.5 million, or 6.3% of average interest-earning assets, compared to June 30, 2021.

As of June 30, 2022, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $39.3 million as compared with net unrealized losses of $0.5 million as of December 31, 2021. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. This also resulted in a $15.7 million increase in deferred tax assets, attributable to the decline in fair value on securities available-for-sale. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale as of June 30, 2022.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2022 and December 31, 2021, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of June 30, 2022, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.30%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.65%. As of December 31, 2021, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.35%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.64%.

Based on our model, which was run as of June 30, 2022, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.76%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 8.65%. As of December 31, 2021, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 9.77%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.41%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2022, would decrease by 1.41% with an instantaneous rate shock of up 200 basis points, and decline by 6.86% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2021, would increase by 0.24% with an instantaneous rate shock of up 200 basis points, and decline by 5.20% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of June 30, 2022.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount		%
300	$1,357,671	(56,033)	(3.96)	300	$315,272	$8,942	2.92
200	1,393,815	(19,889)	(1.41)	200	313,381	7,051	2.30
100	1,419,841	6,137	0.43	100	311,264	4,934	1.61
0	1,413,704	-	-	0	306,330	-	-
-100	1,316,776	(96,928)	(6.86)	-100	289,023	(17,307)	(5.65)

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

As of June 30, 2022, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2022, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $796.9 million, which represented 9.1% of total assets and 10.9% of total deposits and borrowings, compared to $742.1 million as of December 31, 2021, which represented 9.1% of total assets and 10.9% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2022, had the ability to borrow $2.3 billion. In addition, as of June 30, 2022, the Bank had in place borrowing capacity of $325 million through correspondent banks and other unsecured borrowing lines. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $1.8 million. As of June 30, 2022, the Bank had aggregate available and unused credit of approximately $880 million, which represents the aforementioned facilities totaling $2.3 billion net of $1.4 billion in outstanding borrowings and letters of credit. As of June 30, 2022, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $299.3 million as of June 30, 2022, increasing by $33.8 million from $265.5 million as of December 31, 2021.  Operating activities provided $71.0 million in net cash.  Investing activities used $699.7 million in net cash, primarily reflecting an increase in loans and investment securities.  Financing activities provided $662.5 million in net cash, primarily reflecting an increase in deposits of $285.2 million and an increase in net borrowings of $406.8 million.

Deposits

Total deposits increased by $284.6 million, or 4.5%, to $6.6 billion as of June 30, 2022 from December 31, 2021. The increase was primarily due to increases in demand, noninterest bearing deposits, interest-bearing and NOW and time deposits, partially offset by a decrease in savings deposits. The following table sets forth the composition of our deposit base by the periods indicated.

	June 30, 2022		December 31, 2021
					Amount
					Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Demand, noninterest-bearing	$1,712,875	25.9%	$1,617,049	25.5%	$95,826
Demand, interest-bearing and NOW	3,200,709	48.4%	3,127,350	49.4%	73,359
Savings	418,606	6.3%	438,445	6.9%	(19,839)
Time	1,285,409	19.4%	1,150,109	18.2%	135,300
Total deposits	$6,617,599	100.0%	$6,332,953	100.0%	$284,646

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate as of June 30, 2022 was 4.14%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $1.1 billion as of June 30, 2022, an increase of $18.9 million from December 31, 2021. The increase in stockholders’ equity was primarily attributable to retained earnings, in addition to an increase in additional paid-in capital, partially offset by a decrease in accumulated other comprehensive income, reflecting the after-tax decline in the fair value of investment securities net of unrealized hedge gains recorded in other assets, and an increase in treasury stock. As of June 30, 2022, the Company’s tangible common equity ratio and tangible book value per share were 9.46% and $20.79, respectively. As of December 31, 2021, the tangible common equity ratio and tangible book value per share were 10.06% and $20.12, respectively. Total goodwill and other intangible assets were approximately $216.5 million and $217.4 million, as of June 30, 2022 and December 31, 2021, respectively.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	June 30, 2022	December 31, 2021
	(dollars in thousands, except for share and per share data)
Common equity	$1,032,220	$1,013,285
Less: intangible assets	(216,502)	(217,369)
Tangible common stockholders’ equity	$815,718	$795,916

Total assets	$8,841,506	$8,129,480
Less: intangible assets	(216,502)	(217,369)
Tangible assets	$8,625,004	$7,912,111

Common stock outstanding at period end	39,243,123	39,568,090

Tangible common equity ratio (1)	9.46%	10.06%

Book value per common share	$26.30	$25.61
Less: intangible assets	5.51	5.49
Tangible book value per common share	$20.79	$20.12

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2022 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022	(dollars in thousands)
Tier 1 leverage capital	$947,294	11.63%	$325,841	4.00%	$ N/A	N/A
CET I risk-based ratio	831,212	10.63	351,981	4.50	N/A	N/A
Tier 1 risk-based capital	947,294	12.11	469,308	6.00	N/A	N/A
Total risk-based capital	1,180,033	15.09	625,744	8.00	N/A	N/A

N/A - not applicable

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022			(dollars in thousands)
Tier 1 leverage capital	$944,700	11.60%	$325,674	4.00%	407,092	5.00%
CET I risk-based ratio	944,700	12.08	351,973	4.50	508,405	6.50
Tier 1 risk-based capital	944,700	12.08	469,297	6.00	625,730	8.00
Total risk-based capital	1,059,689	13.55	625,730	8.00	782,162	10.00

As of June 30, 2022, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier I Risk Based Ratio which was 3.61% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.05% above the minimum buffer ratio.

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

During the quarter ended June 30, 2022, the Company repurchased a total of 302,315 shares. As of June 30, 2022, shares remaining for repurchase under the program were 2,129,955.

The following table details share repurchases for the three months ended June 30, 2022:

				Cumulative Total
				Number of	Maximum Number
		Total		Shares Purchased	of Shares that May
		Number		as Part of Publicly	Yet Be Purchased
	Shares	of Shares	Average Price	Announced Plans	Under the Plans or
	Authorized	Purchased	Paid per Share	or Programs	Programs
April 1, 2022 - April 30, 2022	-	-	$-	-	2,129,955
May 1, 2022 - May 31, 2022	-	242,315	27.74	242,315	1,887,640
June 1, 2022 - June 30, 2022	-	60,000	26.84	302,315	1,827,640

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Supplemental Executive Retirement Plan by and between the Bank and each of Frank Sorrentino III, William S. Burns, and Elizabeth Magennis.(1)
31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 8, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: August 5, 2022		Date: August 5, 2022