Form 10-Q
period 2022-09-30
ConnectOne Bancorp, Inc.
filed 2022-11-04
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,243,123 shares
(Title of Class)	(Outstanding as of November 4, 2022)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands, except for share data)	September 30,	December 31,
	2022	2021

ASSETS
Cash and due from banks	$58,852	$54,352
Interest-bearing deposits with banks	274,992	211,184
Cash and cash equivalents	333,844	265,536

Investment securities	623,629	534,507
Equity securities	15,563	13,794

Loans held-for-sale	8,080	250

Loans receivable	7,900,450	6,828,622
Less: Allowance for credit losses - loans	91,717	78,773
Net loans receivable	7,808,733	6,749,849

Investment in restricted stock, at cost	45,324	27,826
Bank premises and equipment, net	28,519	29,032
Accrued interest receivable	38,940	34,152
Bank owned life insurance	229,800	195,731
Right of use operating lease assets	10,196	11,017
Other real estate owned	264	-
Goodwill	208,372	208,372
Core deposit intangibles	7,721	8,997
Other assets	119,267	50,417
Total assets	$9,478,252	$8,129,480
LIABILITIES
Deposits:
Noninterest-bearing	$1,665,658	$1,617,049
Interest-bearing	5,644,852	4,715,904
Total deposits	7,310,510	6,332,953
Borrowings	829,953	468,193
Subordinated debentures, net	153,179	152,951
Operating lease liabilities	11,454	12,417
Other liabilities	24,861	38,754
Total liabilities	8,329,957	7,005,268

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of September 30, 2022 and as of December 31, 2021; outstanding 115,000 shares as of September 30, 2022 and as of December 31, 2021	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,679,405 shares as of September 30, 2022 and 42,557,264 shares as of December 31, 2021; outstanding 39,243,123 shares as of September 30, 2022 and 39,568,090 as of December 31, 2021	586,946	586,946
Additional paid-in capital	28,756	27,246
Retained earnings	510,957	440,169
Treasury stock, at cost 3,436,282 common shares as of September 30, 2022 and 2,989,174 as of December 31, 2021	(52,799)	(39,672)
Accumulated other comprehensive loss	(36,492)	(1,404)
Total stockholders’ equity	1,148,295	1,124,212
Total liabilities and stockholders’ equity	$9,478,252	$8,129,480

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$90,731	$75,092	$248,041	$216,655
Interest and dividends on investment securities:
Taxable	4,063	1,065	8,487	3,148
Tax-exempt	1,083	511	2,708	1,885
Dividends	438	245	943	764
Interest on federal funds sold and other short-term investments	665	113	1,098	246
Total interest income	96,980	77,026	261,277	222,698
Interest expense
Deposits	13,299	5,478	24,018	19,487
Borrowings	5,520	3,303	13,149	10,794
Total interest expense	18,819	8,781	37,167	30,281
Net interest income	78,161	68,245	224,110	192,417
Provision for (reversal of) credit losses	10,000	1,100	14,450	(6,315)
Net interest income after provision for (reversal of) credit losses	68,161	67,145	209,660	198,732
Noninterest income
Deposit, loan and other income	1,969	1,702	5,578	5,092
Income on bank owned life insurance	1,521	1,278	4,069	3,527
Net gains on sale of loans held-for-sale	262	1,114	1,519	2,668
Gain on sale of branches	-	-	-	674
Net losses on equity securities	(430)	(78)	(1,431)	(242)
Net gain on sales/redemptions of securities available-for-sale	-	-	-	195
Total noninterest income	3,322	4,016	9,735	11,914
Noninterest expenses
Salaries and employee benefits	21,025	16,807	59,470	47,790
Occupancy and equipment	2,600	2,656	7,262	8,876
FDIC insurance	720	525	2,051	2,040
Professional and consulting	1,980	2,217	5,896	6,290
Marketing and advertising	461	345	1,238	864
Information technology and communications	2,747	3,048	8,414	8,209
Amortization of core deposit intangibles	409	483	1,276	1,498
Other components of net periodic pension expense	(143)	(67)	(429)	(201)
Increase in value of acquisition price	-	-	1,516	-
Other expenses	2,344	2,169	6,382	5,561
Total noninterest expenses	32,143	28,183	93,076	80,927
Income before income tax expense	39,340	42,978	126,319	129,719
Income tax expense	10,425	10,881	33,665	32,404
Net income	28,915	32,097	92,654	97,315
Preferred dividends	1,509	-	4,527	-
Net income available to common stockholders	$27,406	$32,097	$88,127	$97,315
Earnings per common share
Basic	$0.70	$0.81	$2.24	$2.45
Diluted	0.70	0.80	2.23	2.43

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$28,915	$32,097	$92,654	$97,315
Other comprehensive income (loss):

Unrealized holding losses on available-for-sale securities arising during the period	(39,912)	(3,228)	(94,428)	(8,397)
Tax effect	11,471	796	27,178	2,160
Net of tax	(28,441)	(2,432)	(67,250)	(6,237)

Reclassification adjustment for realized gains included in net income	-	-	-	(195)
Tax effect	-	-	-	48
Net of tax	-	-	-	(147)

Unrealized gains on cash flow hedges	16,969	1,890	44,253	1,872
Tax effect	(5,094)	(533)	(13,381)	(529)
Net of tax	11,875	1,357	30,872	1,343

Reclassification adjustment for realized (gains) losses on cash flow hedges	(1,178)	328	(524)	1,543
Tax effect	343	(90)	159	(434)
Net of tax	(835)	238	(365)	1,109

Unrealized gains on pension plan	-	-	2,187	-
Tax effect	-	-	(567)	-
Net of tax	-	-	1,620	-

Reclassification adjustment for realized losses on pension plan included in net income	17	75	49	225
Tax effect	(5)	(21)	(14)	(63)
Net of tax	12	54	35	162

Total other comprehensive loss	(17,389)	(783)	(35,088)	(3,770)

Total comprehensive income	$11,526	$31,314	$57,566	$93,545

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended September 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	92,654	-	-	92,654
Other comprehensive loss, net of tax	-	-	-	-	-	(35,088)	(35,088)
Cash dividend declared on preferred stock ($0.984375 per depositary share)	-	-	-	(4,527)	-	-	(4,527)
Cash dividends declared on common stock ($0.44 per share)	-	-	-	(17,339)	-	-	(17,339)
Exercise of stock options (15,086 shares)	-	-	124	-	-	-	124
Restricted stock grants, net of forfeitures (53,169 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(2,133)	-	-	-	(2,133)
Repurchase of treasury stock (447,108 shares)	-	-	-	-	(13,127)	-	(13,127)
Stock-based compensation expense	-	-	3,519	-	-	-	3,519

Balance as of September 30, 2022	$110,927	$586,946	$28,756	$510,957	$(52,799)	$(36,492)	$1,148,295

	Three Months Ended September 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2022	$110,927	$586,946	$27,536	$489,640	$(52,799)	$(19,103)	$1,143,147
Net income	-	-	-	28,915	-	-	28,915
Other comprehensive loss, net of tax	-	-	-	-	-	(17,389)	(17,389)
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.155 per share)	-	-	-	(6,089)	-	-	(6,089)
Stock-based compensation expense	-	-	1,220	-	-	-	1,220

Balance as of September 30, 2022	$110,927	$586,946	$28,756	$510,957	$(52,799)	$(36,492)	$1,148,295

(continued)

	Nine Months Ended September 30, 2021
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021 as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	97,315	-	-	97,315
Other comprehensive loss, net of tax	-	-	-	-	-	(3,770)	(3,770)
Cash dividends declared on common stock ($0.31 per share)	-	-	-	(12,345)	-	-	(12,345)
Exercise of stock options (5,449 shares)	-	-	45	-	-	-	45
Restricted stock grants, net of forfeitures (46,900 shares)	-	-	-	-	-	-	-
Stock grants (4,981 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and restricted stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of treasury stock (289,698 shares)	-	-	-	-	(8,043)	-	(8,043)
Proceeds from preferred stock issuance, net of costs (115,000 shares)	110,927	-	-	-	-	-	110,927
Stock-based compensation expense	-	-	3,202	-	-	-	3,202

Balance as of September 30, 2021	$110,927	$586,946	$25,851	$413,996	$(38,314)	$(973)	$1,098,433

	Three Months Ended September 30, 2021
						Accumulated
			Additional			Other		Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive		Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income		Equity
Balance as of June 30, 2021	$-	$586,946	$24,606	$386,280	$(32,682)	$(190)	:	$964,960
Net income	-	-	-	32,097	-	-		32,097
Other comprehensive loss, net of tax	-	-	-	-	-	(783)		(783)
Cash dividends declared on common stock ($0.11 per share)	-	-	-	(4,381)	-	-		(4,381)
Restricted stock grants, net of forfeitures (1,082 shares)	-	-	-	-	-	-		-
Stock grants (4,535 shares)	-	-	-	-	-	-		-
Repurchase of treasury stock (196,069 shares)	-	-	-	-	(5,632)	-		(5,632)
Proceeds from preferred stock issuance, net of costs (115,000 shares)	110,927							110,927
Stock-based compensation expense	-	-	1,245	-	-	-		1,245

Balance as of September 30, 2021	$110,927	$586,946	$25,851	$413,996	$(38,314)	$(973)		$1,098,433

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$92,654	$97,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,903	2,832
Provision for (reversal of) credit losses	14,450	(6,315)
Amortization of intangibles	1,276	1,498
Net accretion of loans	(2,448)	(4,130)
Accretion on bank premises	(37)	(61)
Accretion on deposits	(657)	(1,762)
Amortization (accretion) on borrowings, net	27	(43)
Stock-based compensation	3,519	3,202
Gains on sales/redemptions of securities available-for-sale, net	-	(195)
Losses on equity securities, net	1,431	242
Gain on sale of branches	-	(674)
Net losses on disposition of other premises and equipment	-	65
Gains on sale of loans held-for-sale, net	(1,519)	(2,668)
Loans originated for resale	(18,619)	(43,676)
Proceeds from sale of loans held-for-sale	25,955	57,674
Loss/(gain) on sale of other real estate owned	6	(18)
Increase in cash surrender value of bank owned life insurance	(4,069)	(3,527)
Amortization of premiums and accretion of discounts on securities available-for-sale	1,848	4,677
Amortization of subordinated debentures issuance costs	228	227
(Increase) decrease in accrued interest receivable	(4,788)	1,707
Net change in operating leases	(142)	(734)
(Increase) decrease in other assets	(4,781)	43,319
(Decrease) increase in other liabilities	(12,291)	5,689
Net cash provided by operating activities	94,946	154,644

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(320,946)	(203,534)
Maturities, calls and principal repayments	135,548	215,531
Purchases of equity securities	(3,200)	(555)
Net (purchases) redemptions of restricted investment in bank stocks	(17,498)	6,993
Cash flow hedge premium payment	(6,965)	-
Payments on loans held-for-sale	5	32
Net increase in loans	(1,084,483)	(345,098)
Purchases of bank owned life insurance	(30,000)	(25,000)
Purchases of premises and equipment	(2,353)	(2,473)
Proceeds from sale of branches	-	1,087
Proceeds from sale of other real estate owned	309	321
Net cash used in investing activities	(1,329,583)	(352,696)

Cash flows from financing activities
Net increase in deposits	978,214	440,876
Repayment of subordinated debentures	-	(50,000)
Advances of borrowings	2,305,181	100,000
Repayments of borrowings	(1,943,448)	(272,686)
Cash dividends on preferred stock	(4,528)	-
Repurchase of treasury stock	(13,127)	(8,043)
Cash dividends paid on common stock	(17,338)	(12,345)
Proceeds from exercise of stock options	124	45
Net proceeds from the issuance of preferred stock	-	110,927
Share redemption for tax withholdings on performance units and restricted stock units earned	(2,133)	(1,283)
Net cash provided by financing activities	1,302,945	307,491
Net change in cash and cash equivalents	68,308	109,439
Cash and cash equivalents at beginning of period	265,536	303,756

Cash and cash equivalents at end of period	$333,844	$413,195

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$34,552	$32,664
Income taxes	31,426	35,809

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-investment to other real estate owned	$579	$304
Transfer of loans from held-for-investment to held-for-sale	13,652	14,211
Transfer of loans from held-for-sale to held-for-investment	-	1,963

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-four other banking offices and two loan production/business development offices throughout New Jersey, New York and South Florida. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rentals and consumer wages.

The preceding unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other interim period. The Company’s 2021 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Risks and Uncertainties

As previously disclosed, on March 11, 2020 the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to impact the United States and the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Although economic activity began to accelerate in 2021, and the United States continues to implement a COVID-19 vaccination program, COVID-19, its variants and actions taken to mitigate the spread of it have had and may in the future have an adverse impact on the economies and financial markets of many countries and parts of the United States, including the New Jersey/New York metropolitan area in which the Company primarily operates. Although the Company has been able to mitigate the impact of the pandemic on its operations, COVID-19 could impact the Company’s operations in the future. The effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations in future periods. Although state and local governments have lifted most restrictions on conducting business, it is possible that restrictions could be reimposed.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, although banks have continued to submit rates for the calculation of LIBOR in 2022, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, banking regulators in the United States have required insured depository institutions in the United States to cease originating loans using LIBOR as a rate index as of December 31, 2021, and in March 2022 Congress adopted legislation providing for the replacement of LIBOR indexes in contracts without fall back language with the Secured Overnight Financing Rate ("SOFR"), and for the Federal Reserve to adopt regulation by September of 2022 implementing this change. Although the Federal Reserve has proposed regulations implementing this legislation, the regulations have not yet been finalized. Although the Bank ceased using LIBOR as an index for loans it originates, it is unclear at this time what effect these changes may have on the values of loans and liabilities held or owed by the Bank whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

The United States economy is currently experiencing a level of price inflation not experienced since the late 1970’s and early 1980’s. It is therefore difficult to predict the response of consumers and businesses to this level of inflation, and its impact on the economy. In addition, in order to attempt to control and reduce the level of inflation, the Federal Reserve has embarked on a series of interest rate increases along with quantitative tightening to further constrict economic conditions. It is unclear whether the Federal Reserve’s efforts will be successful, and what impact they may have on the United States’ economy. It is possible that the combined effects of inflation and increases in market interest rates could cause the economy of the United States to enter a recession, which could negatively affect the businesses of our borrowers and their ability to repay their loans or need credit, which could negatively affect our results of operations.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2022	2021	2022	2021
Net income available to common stockholders	$27,406	$32,097	$88,127	$97,315
Earnings allocated to participating securities	(67)	(76)	(217)	(250)
Income attributable to common stock	$27,339	$32,021	$87,910	$97,065

Weighted average common shares outstanding, including participating securities	39,243	39,741	39,393	39,770
Weighted average participating securities	(96)	(95)	(97)	(102)
Weighted average common shares outstanding	39,147	39,646	39,296	39,668
Incremental shares from assumed conversions of options, performance units and restricted shares	192	223	214	220
Weighted average common and equivalent shares outstanding	39,339	39,869	39,510	39,888

Earnings per common share:
Basic	$0.70	$0.81	$2.24	$2.45
Diluted	0.70	0.80	2.23	2.43

There were no antidilutive share equivalents as of   September 30, 2022 or  September 30, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities

The Company’s investment securities are classified as available-for-sale as of September 30, 2022 and December 31, 2021. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2022 and December 31, 2021. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of September 30, 2022 and December 31, 2021.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
September 30, 2022

Securities available-for-sale
Federal agency obligations	$55,896	$-	$(10,276)	$45,620	$-
Residential mortgage pass-through securities	468,783	-	(61,798)	406,985	-
Commercial mortgage pass-through securities	25,546	-	(4,651)	20,895	-
Obligations of U.S. states and political subdivisions	159,441	46	(18,380)	141,107	-
Corporate bonds and notes	6,998	-	(8)	6,990	-
Asset-backed securities	1,934	-	(36)	1,898
Other securities	134	-	-	134	-
Total securities available-for-sale	$718,732	$46	$(95,149)	$623,629	$-

December 31, 2021
Securities available-for-sale
Federal agency obligations	$50,336	$649	$(625)	$50,360	$-
Residential mortgage pass-through securities	317,111	1,868	(2,884)	316,095	-
Commercial mortgage pass-through securities	10,814	118	(463)	10,469	-
Obligations of U.S. states and political subdivisions	145,045	1,562	(982)	145,625	-
Corporate bonds and notes	8,968	81	-	9,049	-
Asset-backed securities	2,563	3	(2)	2,564	-
Certificates of deposit	150	-	-	150	-
Other securities	195	-	-	195	-
Total securities available-for-sale	$535,182	$4,281	$(4,956)	$534,507	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Investment securities having a carrying value of approximately $174.8 million and $71.2 million as of September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of September 30, 2022, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	September 30, 2022
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available-for-sale:
Due in one year or less	$5,451	$5,444
Due after one year through five years	4,106	4,107
Due after five years through ten years	2,342	2,289
Due after ten years	212,370	183,775
Residential mortgage pass-through securities	468,783	406,985
Commercial mortgage pass-through securities	25,546	20,895
Other securities	134	134
Total securities available-for-sale	$718,732	$623,629

Gross gains and losses from the sales and redemptions of securities for periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Proceeds	$-	$-	$-	$5,185

Gross gains on sales/redemptions of securities	-	-	-	195
Gross losses on sales/redemptions of securities	-	-	-	-
Net gain on sales/redemptions of securities	-	-	-	195
Less: tax provision on net gain	-	-	-	(48)
Net gain on sales/redemptions of securities, after taxes	$-	$-	$-	$147

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Impairment Analysis of Available--for-sale Debt Securities

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities available-for-sale:
Federal agency obligations	$45,620	$(10,276)	$30,535	$(4,261)	$15,085	$(6,015)
Residential mortgage pass-through securities	406,984	(61,798)	293,070	(32,342)	113,914	(29,456)
Commercial mortgage pass-through securities	20,895	(4,651)	15,961	(2,943)	4,934	(1,708)
Obligations of U.S. states and political subdivisions	135,483	(18,380)	81,466	(11,098)	54,017	(7,282)
Corporate bonds and notes	2,991	(8)	2,991	(8)	-	-
Asset-backed securities	1,898	(36)	1,242	(16)	656	(20)
Total temporarily impaired securities	$613,871	$(95,149)	$425,265	$(50,668)	$188,606	$(44,481)

	December 31, 2021
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities available-for-sale:
Federal agency obligations	$28,974	$(625)	$28,974	$(625)	$-	$-
Residential mortgage pass-through securities	246,396	(2,884)	214,701	(2,111)	31,695	(773)
Commercial mortgage pass-through securities	8,370	(463)	4,682	(75)	3,688	(388)
Obligations of U.S. states and political subdivisions	89,473	(982)	89,473	(982)	-	-
Asset-backed securities	802	(2)	802	(2)	-	-
Total Temporarily Impaired Securities	$374,015	$(4,956)	$338,632	$(3,795)	$35,383	$(1,161)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of September 30, 2022 and December 31, 2021, totaled $2.6 million and $1.6 million, respectively.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. As of September 30, 2022, the issuers of these securities continue to make timely principal and interest payments. The decline in fair value is primarily due to changes in interest rates and market conditions, not changes in credit quality. No allowance for credit losses was recorded as of September 30, 2022. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

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

Note 4. Derivatives

As part of our overall asset liability management and strategy the Company uses derivative instruments, which can include interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

Derivatives Designated as Hedges

Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:

1) Cash flow hedges: changes in fair value are recognized as a component in other comprehensive income

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

Cash Flow Hedges

 The Company entered into nine forward starting pay fixed-rate interest rate swaps, with a total notional amount of $400 million, all of which have since commenced. These are designated as cash flow hedges of current, Federal Home Loan Bank advances. We are required to pay fixed rates of interest ranging from 0.631% to 1.23% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). All swaps are currently on the books with expiration dates on the nine positions ranging from December 2025 to March 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Interest (income) expense recorded on these swap transactions totaled approximately ($1.2) million and ($0.5) million during the three and nine months ended September 30, 2022, respectively, compared to $0.3 million and $1.5 million during the three and nine months ended September 30, 2021, respectively, and is reported as a component of interest expense on FHLB Advances.

   The Company entered into one forward starting interest rate cap spread transaction, with a total notional amount of $150 million, which became effective on October 1, 2022 and matures in October of 2027. This is designated as a cash flow hedge of brokered certificates of deposit, and the interest rate cap spread is indexed to a benchmark of fed funds with payment required on a monthly basis. The structure of these instruments is such that the Company entered into a $150 million notional amount of a sold interest rate cap agreement, in which we are required to pay the counterparty an incremental amount if the index rate exceeds a set cap rate. Simultaneously, the Company purchased $150 million notional amount of an interest rate cap agreement in which we receive an incremental amount if the index rate is above a set cap rate.  No payments are required if the index rate is at, or below, the cap rate on the sold or purchased interest rate cap agreements.

The following table presents the net gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended September 30, 2022
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$16,969	$(1,178)	$-

	Three Months Ended September 30, 2021
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$1,890	$328	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

	Nine Months Ended September 30, 2022
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$44,253	$(524)	$-

	Nine Months Ended September 30, 2021
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$1,872	$1,543	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$700,000	$54,041	$475,000	$3,347

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Commercial (1)	$1,448,727	$1,299,428
Commercial real estate	5,666,848	4,741,590
Commercial construction	537,323	540,178
Residential real estate	256,085	255,269
Consumer	1,030	1,886
Gross loans	7,910,013	6,838,351
Net deferred loan fees	(9,563)	(9,729)
Total loans receivable	$7,900,450	$6,828,622

(1)	Includes PPP loans of $11.5 million and $93.1 million as of September 30, 2022 and December 31, 2021 , respectively.

As of September 30, 2022 and December 31, 2021, loans totaling approximately $2.6 billion and $2.5 billion respectively, were pledged to secure borrowings from the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Commercial real estate	$8,080	$-
Residential real estate	-	250
Total carrying amount	$8,080	$250

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL and nonaccrual loans without an ACL as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$25,657	$1,201	$26,858
Commercial real estate	21,511	6,627	28,138
Residential real estate	623	1,828	2,451
Total	$47,791	$9,656	$57,447

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

	December 31, 2021
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$28,746	$1,316	$30,062
Commercial real estate	15,362	10,031	25,393
Commercial construction	-	3,150	3,150
Residential real estate	1,239	1,856	3,095
Total	$45,347	$16,353	$61,700

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. The following table presents loans by origination and risk designation as of September 30, 2022 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$248,673	$311,005	$50,801	$31,402	$54,872	$164,539	$532,643	$1,393,935
Special mention	-	-	-	588	-	3,556	3,301	7,445
Substandard	7,636	152	17	2,023	11,190	22,639	3,690	47,347
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$256,309	$311,157	$50,818	$34,013	$66,062	$190,734	$539,634	$1,448,727

Commercial Real Estate
Pass	$1,386,412	$1,617,355	$387,135	$364,220	$384,288	$1,033,994	$370,982	$5,544,386
Special mention	-	-	-	1,317	-	41,841	8,883	52,041
Substandard	-	1,939	4,500	12,517	19,314	23,984	8,167	70,421
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$1,386,412	$1,619,294	$391,635	$378,054	$403,602	$1,099,819	$388,032	$5,666,848

Commercial Construction
Pass	$2,056	$7,605	$7,320	$508	$-	$-	$512,107	$529,596
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	7,727	7,727
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$2,056	$7,605	$7,320	$508	$-	$-	$519,834	$537,323

Residential
Pass	$34,852	$25,487	$25,292	$21,732	$20,493	$80,042	$41,104	$249,002
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	3,509	3,574	7,083
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$34,852	$25,487	$25,292	$21,732	$20,493	$83,551	$44,678	$256,085

Consumer
Pass	$903	$-	$10	$-	$5	$1	$111	$1,030
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$903	$-	$10	$-	$5	$1	$111	$1,030

Total
Pass	$1,672,896	$1,961,452	$470,558	$417,862	$459,658	$1,278,576	$1,456,947	$7,717,949
Special mention	-	-	-	1,905	-	45,397	12,184	59,486
Substandard	7,636	2,091	4,517	14,540	30,504	50,132	23,158	132,578
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$1,680,532	$1,963,543	$475,075	$434,307	$490,162	$1,374,105	$1,492,289	$7,910,013

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table presents loans by origination and risk designation as of December 31, 2021 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2021	2020	2019	2018	8.5	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$403,203	$58,534	$54,485	$60,409	$95,727	$86,556	$471,588	$1,230,502
Special mention	-	-	-	-	1	4,045	4,266	8,312
Substandard	170	-	1,842	13,298	9,740	21,024	14,540	60,614
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$403,373	$58,534	$56,327	$73,707	$105,468	$111,625	$490,394	$1,299,428

Commercial Real Estate
Pass	$1,692,098	$533,315	$420,995	$452,262	$497,065	$842,244	$170,721	$4,608,700
Special mention	-	-	-	-	5,142	50,438	6,601	62,181
Substandard	1,968	9,039	4,006	20,624	-	26,108	8,964	70,709
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$1,694,066	$542,354	$425,001	$472,886	$502,207	$918,790	$186,286	$4,741,590

Commercial Construction
Pass	$8,018	$7,370	$12,625	$2,600	$2,339	$-	$490,119	$523,071
Special mention	-	-	-	-	350	-	1,443	1,793
Substandard	-	-	-	-	-	-	15,314	15,314
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$8,018	$7,370	$12,625	$2,600	$2,689	$-	$506,876	$540,178

Residential Real Estate
Pass	$27,081	$29,539	$23,611	$25,070	$28,701	$66,249	$44,221	$244,472
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	7,262	3,535	10,797
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$27,081	$29,539	$23,611	$25,070	$28,701	$73,511	$47,756	$255,269

Consumer
Pass	$1,590	$85	$39	$21	$28	$-	$123	$1,886
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,590	$85	$39	$21	$28	$-	$123	$1,886

Total
Pass	$2,131,990	$628,843	$511,755	$540,362	$623,860	$995,049	$1,176,772	$6,608,631
Special mention	-	-	-	-	5,493	54,483	12,310	72,286
Substandard	2,138	9,039	5,848	33,922	9,740	54,394	42,353	157,434
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$2,134,128	$637,882	$517,603	$574,284	$639,093	$1,103,926	$1,231,435	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$5,446	$23,449	$28,895
Commercial real estate	64,718	-	64,718
Commercial construction	7,727	-	7,727
Residential real estate	5,634	-	5,634
Consumer	-	-	-
Total	$83,525	$23,449	$106,974

	December 31, 2021
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,385	$26,182	$32,567
Commercial real estate	55,244	-	55,244
Commercial construction	13,196	-	13,196
Residential real estate	8,856	-	8,856
Consumer	-	-	-
Total	$83,681	$26,182	$109,863

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding net deferred fees, that are past due as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$171	$13	$4,392	$26,858	$31,434	$1,417,293	$1,448,727
Commercial real estate	-	-	5,676	28,138	33,814	5,633,034	5,666,848
Commercial construction	-	-	-	-	-	537,323	537,323
Residential real estate	671	-	-	2,451	3,122	252,963	256,085
Consumer	-	-	-	-	-	1,030	1,030
Total	$842	$13	$10,068	$57,447	$68,370	$7,841,643	$7,910,013

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$4,305	$729	$4,457	$30,062	$39,553	$1,259,875	$1,299,428
Commercial real estate	1,622	1,009	5,935	25,393	33,959	4,707,631	4,741,590
Commercial construction	-	-	-	3,150	3,150	537,028	540,178
Residential real estate	1,437	292	3,139	3,095	7,963	247,306	255,269
Consumer	-	-	-	-	-	1,886	1,886
Total	$7,364	$2,030	$13,531	$61,700	$84,625	$6,753,726	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	September 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$10,600	$3,235	$-	$76	$-	$13,911
Collectively evaluated impairment	16,812	49,370	3,444	3,977	5	73,608
Acquired with deteriorated credit quality individually analyzed	2,277	1,921	-	-	-	4,198
Total	$29,689	$54,526	$3,444	$4,053	$5	$91,717

Gross loans
Individually evaluated impairment	$29,482	$59,042	$7,727	$5,634	$-	$101,885
Collectively evaluated impairment	1,414,286	5,602,130	529,596	250,451	1,030	7,797,493
Acquired with deteriorated credit quality individually analyzed	4,959	5,676	-	-	-	10,635
Total	$1,448,727	$5,666,848	$537,323	$256,085	$1,030	$7,910,013

	December 31, 2021
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$15,131	$955	$-	$131	$-	$16,217
Collectively evaluated impairment	8,561	42,713	3,580	3,497	7	58,358
Acquired with deteriorated credit quality individually analyzed	2,277	1,921	-	-	-	4,198
Total	$25,969	$45,589	$3,580	$3,628	$7	$78,773

Gross loans
Individually evaluated impairment	$33,726	$49,310	$13,196	$5,717	$-	$101,949
Collectively evaluated impairment	1,260,537	4,686,346	526,982	246,413	1,886	6,722,164
Acquired with deteriorated credit quality individually analyzed	5,165	5,934	-	3,139	-	14,238
Total	$1,299,428	$4,741,590	$540,178	$255,269	$1,886	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2022 is summarized in the tables below.

	Three Months Ended September 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of June 30, 2022	$28,135	$47,562	$3,413	$3,625	$4	$-	$82,739
Charge-offs	(410)	-	-	-	(3)	-	(413)
Recoveries	53	-	-	-	-	-	53
Provision for credit losses - loans	1,911	6,964	31	428	4	-	9,338

Balance as of September 30, 2022	$29,689	$54,526	$3,444	$4,053	$5	$-	$91,717

	Nine Months Ended September 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2021	$25,969	$45,589	$3,580	$3,628	$7	$-	$78,773
Charge-offs	(751)	(226)	-	(9)	(3)	-	(989)
Recoveries	54	-	-	63	-	-	117
Provision for credit losses - loans	4,417	9,163	(136)	371	1	-	13,816

Balance as of September 30, 2022	$29,689	$54,526	$3,444	$4,053	$5	$-	$91,717

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2021 is summarized in the table below. The CECL Day 1 row in the table for the nine months ended September 30, 2021 presents adjustments recorded through retained earnings to adopt the CECL standard and the increase to the ACL for loans associated with nonaccretable purchase accounting marks on loans that were classified as purchased credit-impaired as of December 31, 2020.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

	Nine Months Ended September 30, 2021
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of December 31, 2020	$28,443	$39,330	$8,194	$2,687	$4	$568	$79,226
Day 1 effect of CECL	(4,225)	9,605	(961)	2,697	9	(568)	6,557

Balance as of January 1, 2021 as adjusted for changes in accounting principle	24,218	48,935	7,233	5,384	13	-	85,783

Charge-offs	(304)	(1,628)	-	(7)	-	-	(1,939)

Recoveries	74	85	-	20	9	-	188
(Reversal of) provision for credit losses - loans	3,348	(4,050)	(3,531)	(1,799)	(14)	-	(6,046)

Balance as of September 30, 2021	$27,336	$43,342	$3,702	$3,598	$8	$-	$77,986

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

As of September 30, 2022, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in troubled debt restructurings.

As of September 30, 2022, TDRs totaled $74.5 million, of which $27.5 million were on nonaccrual status and $47.0 million were performing under their restructured terms. As of December 31, 2021, TDRs totaled $79.5 million, of which $35.9 million were on nonaccrual status and $43.6 million were performing under their restructured terms. The Company has allocated $7.5 million and $10.4 million of specific allowance related to TDRs as of September 30, 2022 and December 31, 2021, respectively.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	2	$633	$633
Commercial real estate	2	9,043	8,543
Residential real estate	2	399	399
Total	6	$10,075	$9,575

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The loans modified as a TDR during the nine months ended September 30, 2022 included five maturity extensions and one interest rate reduction.  The one loan that was an interest rate reduction was a commercial real estate loan that included a one-time $500,000 principal paydown.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2022 and September 30, 2021.

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

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for (reversal of) credit losses on the Company’s income statement. The following table presents a rollforward of the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
	(dollars in thousands)
Balance at beginning of period	$2,324	$2,380
Provision for credit losses - unfunded commitments	662	184
Balance at end of period	$2,986	$2,564

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
	(dollars in thousands)
Balance at beginning of period	$2,352	$-
Day 1 Effect of CECL	-	2,833
Provision for (reversal of) credit losses - unfunded commitments	634	(269)
Balance at end of period	$2,986	$2,564

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three and nine months ended September 30, 2022 and 2021 :

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
	(dollars in thousands)
Provision for credit losses - loans	$9,338	$916
Provision for credit losses - unfunded commitments	662	184
Provision for credit losses	$10,000	$1,100

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
	(dollars in thousands)
Provision for (reversal of) credit losses - loans	$13,816	$(6,046)
Provision for (reversal of) credit losses - unfunded commitments	634	(269)
Provision for (reversal of) credit losses	$14,450	$(6,315)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2022 and December 31, 2021 are as follows:

		September 30, 2022
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$45,620	$-	$45,620	$-
Residential mortgage pass-through securities	406,985	-	406,985	-
Commercial mortgage pass-through securities	20,895	-	20,895	-
Obligations of U.S. states and political subdivision	141,107	-	133,730	7,377
Corporate bonds and notes	6,990	-	6,990	-
Asset-backed securities	1,898	-	1,898	-
Other securities	134	134	-	-
Total available-for-sale	623,629	134	616,118	7,377

Equity securities	15,563	9,701	5,862	-
Derivatives	54,041	-	54,041	-
Total assets	$693,233	$9,835	$676,021	$7,377

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2022 and during the year ended December 31, 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of September 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	Carrying Value as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$14,443	$-	$-	$14,443
Commercial real estate	26,197	-	-	26,197
Residential real estate	1,372	-	-	1,372

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$13,399	$-	$-	$13,399
Commercial real estate	20,185	-	-	20,185
Residential real estate	2,794	-	-	2,794

Collateral dependent loans – Collateral dependent loans as of September 30, 2022 that required a valuation allowance were $42.0 million with a related valuation allowance of $15.9 million compared to $54.1 million with a related valuation allowance of $17.8 million as of December 31, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2021	$8,565
Principal paydowns	(214)
Change in unrealized gain (loss)	(974)
Ending balance, September 30, 2022	$7,377

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2020	$8,844
Principal paydowns	(279)
Ending balance, December 31, 2021	$8,565

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,377	Discounted cash flows	Discount rate	4.3%

December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,565	Discounted cash flows	Discount rate	2.9%

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

September 30, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$13,960	Market approach (100%)	Average transfer price as a price to unpaid principal balance	61% –95% (64%)
Commercial	483	Appraisals of collateral value	Comparable sales	-5% to +35% (+17%)
Commercial real estate	26,197	Appraisals of collateral value	Comparable sales	-25% to +10% (-16%)
Residential real estate	1,372	Appraisals of collateral value	Comparable sales	+21% to +39% (+22%)

December 31, 2021
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$12,193	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48% to 73% (49%)
Commercial	1,206	Appraisals of collateral value	Adjustment for comparable sales	-10% to +35% (+6%)
Commercial real estate	20,185	Appraisals of collateral value	Adjustment for comparable sales	-20% to +15% (-6%)
Residential real estate	2,794	Appraisals of collateral value	Adjustment for comparable sales	-15% to +39% (5%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2022 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2022 and December 31, 2021:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

September 30, 2022
Financial assets:
Cash and due from banks	$333,844	$333,844	$333,844	$-	$-
Securities available-for-sale	623,629	623,629	134	616,118	7,377
Restricted investments in bank stocks	45,324	n/a	n/a	n/a	n/a
Equity securities	15,563	15,563	9,701	5,862	-
Net loans	7,808,733	7,524,799	-	-	7,524,799
Derivatives	54,041	54,041	-	54,041	-
Accrued interest receivable	38,940	38,940	-	3,219	35,721

Financial liabilities:
Noninterest-bearing deposits	1,665,658	1,665,658	1,665,658	-	-
Interest-bearing deposits	5,644,852	5,599,170	3,723,617	1,875,553	-
Borrowings	829,953	826,280	-	826,280	-
Subordinated debentures	153,179	153,170	-	153,170	-
Accrued interest payable	5,733	5,733	-	5,733	-

December 31, 2021
Financial assets:
Cash and due from banks	$265,536	$265,536	$265,536	$-	$-
Investment securities available-for-sale	534,507	534,507	195	525,747	8,565
Restricted investment in bank stocks	27,826	n/a	n/a	n/a	n/a
Equity securities	13,794	13,794	11,081	2,713	-
Net loans	6,749,849	6,800,287	-	-	6,800,287
Derivatives	3,347	3,347	-	3,347	-
Accrued interest receivable	34,152	34,152	-	1,554	32,598

Financial liabilities:
Noninterest-bearing deposits	1,617,049	1,617,049	1,617,049	-	-
Interest-bearing deposits	4,715,904	4,716,358	3,565,795	1,150,563	-
Borrowings	468,193	469,671	-	469,671	-
Subordinated debentures	152,951	163,995	-	163,995	-
Accrued interest payable	2,716	2,716	-	2,716	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sale of investment securities available-for-sale	$-	$-	$-	$195	Net gains on sale of securities available-for-sale
	-	-	-	(48)	Income tax expense
	$-	$-	$-	$147

Net interest expense on swaps	$1,178	$(328)	$524	$(1,543)	Borrowings
	(343)	90	(159)	434	Income tax (expense) benefit
	$835	$(238)	$365	$(1,109)

Amortization of pension plan net actuarial losses	$(17)	$(75)	$(49)	$(225)	Other components of net periodic pension expense
	5	21	14	63	Income tax benefit
	$(12)	$(54)	$(35)	$(162)
Total reclassification	$823	$(292)	$330	$(1,124)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7.  Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(67,734)	$(484)
Cash flow hedge, net of tax	32,913	2,406
Defined benefit pension and post-retirement plans, net of tax	(1,671)	(3,326)
Total	$(36,492)	$(1,404)

Note 8.  Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of September 30, 2022. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of September 30, 2022 were approximately 200,300. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock, options and restricted stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock and restricted stock units granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient is no longer employed prior to the award's vesting. Any forfeitures would result in previously recognized expense being reversed. Restricted stock grants have the same dividend and voting rights as common stock, while options, performance units and restricted stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and nine months ended September 30, 2022 was $1.2 million and $3.5 million, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2021 was $1.2 million and $3.2 million, respectively.

Activity under the Company’s options for the nine months ended September 30, 2022 was as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	23,766	$9.94
Granted	-	-
Exercised	(15,086)	8.21
Forfeited/cancelled/expired	-	-
Outstanding as of September 30, 2022	8,680	12.95	0.54	$87,691
Exercisable as of September 30, 2022	8,680	$12.95	-	$-

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Stock-Based Compensation – (continued)

Activity under the Company’s restricted stock for the nine months ended September 30, 2022 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	82,693	$21.78
Granted	53,543	30.76
Vested	(42,815)	25.00
Forfeited/cancelled/expired	(374)	30.99
Nonvested as of September 30, 2022	93,047	$25.43

As of September 30, 2022, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2021	209,995		$16.18
Awarded	34,874		32.80
Vested shares	(49,604)		20.79
Unearned as of September 30, 2022	195,265	221,541	$17.98

As of September 30, 2022, the specific number of shares related to performance units that were expected to vest was 195,264, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of September 30, 2022, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 221,541. During the nine months ended September 30, 2022, 49,604 shares vested. A total of 27,254 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the nine months ended September 30, 2022 were 22,350 shares. As of September 30, 2022, compensation cost of approximately $1.5 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the status of unearned restricted stock units and the changes in restricted stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2021	136,948	$16.52
Awarded	52,312	32.80
Vested shares	(69,225)	16.13
Unearned as of September 30, 2022	120,035	$23.84

A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the nine months ended September 30, 2022, 69,225 shares vested. A total of 37,842 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of restricted stock units during the nine months ended September 30, 2022 were 31,383 shares. As of September 30, 2022, compensation cost of approximately $1.5 million related to non-vested restricted stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.5 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2022	2021
	(dollars in thousands)
Service cost	$-	$-
Interest cost	78	71	Other components of net periodic pension expense
Expected return on plan assets	(237)	(213)	Other components of net periodic pension expense
Net amortization	17	75	Other components of net periodic pension expense
Total periodic pension income	$(142)	$(67)

	Nine Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2022	2021
	(dollars in thousands)
Service cost	$-	$-
Interest cost	233	213	Other components of net periodic pension expense
Expected return on plan assets	(711)	(639)	Other components of net periodic pension expense
Net amortization	49	225	Other components of net periodic pension expense
Total periodic pension income	$(429)	$(201)

Contributions

The Company did not contribute to the Pension Trust during the nine months ended September 30, 2022. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2022. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$802,329	2.99%	$390,549	0.56%
1 year through less than 2 years	-	n/a	50,000	1.84%
2 years through less than 3 years	25,000	1.00%	-	n/a
3 years through less than 4 years	2,050	2.23%	25,000	1.00%
4 years through 5 years	-	n/a	2,050	2.23%
After 5 years	667	2.91%	714	2.91%
FHLB borrowings - gross	830,046	2.93%	468,313	0.73%
Fair value discount	(93)		(120)
Total FHLB borrowings	$829,953		$468,193

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

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of September 30, 2022 were primarily collateralized by approximately $1.9 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. As of September 30, 2022 the Company had remaining borrowing capacity of approximately $0.6 billion at FHLB.

Note 11. Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of September 30, 2022 was 5.63%.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of September 30, 2022 and December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2022 and December 31, 2021. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company was an active participant in assisting its customers with applications for resources through the program. PPP loans originated prior to June 5, 2020 have a two-year term, which may be extended to five years with the consent of the Company, and those originated on or after June 5, 2020 have a five-year term, and the loans bear interest at 1%, along with an origination fee payable from the SBA to the Company. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2022, PPP loans were $11.5 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and, as such, the Company has not included the PPP loans in calculation of the ACL as of September 30, 2022. Should those circumstances change, the Company could be required to establish additional provisions for credit loss expense charged to earnings.

Operating Results Overview

Net income available to common stockholders for the three months ended September 30, 2022 was $27.4 million compared to $32.1 million for the comparable three-month period ended September 30, 2021. The Company’s diluted earnings per share were $0.70 for the three months ended September 30, 2022 as compared with diluted earnings per share of $0.80 for the comparable three-month period ended September 30, 2021. The $4.7 million decrease in net income available to common stockholders and $0.10 decrease in diluted earnings per share versus the three months ended September 30  2021 were primarily due to an $8.9 million increase in the provision for credit losses, a $4.0 million increase in noninterest expenses, $1.5 million in preferred dividends, which were not paid in the 2021 period, and a $0.7 million decrease in noninterest income, partially offset by a $9.9 million increase in net interest income and a $0.5 million decrease in income tax expense.

Net income available to common stockholders for the nine months ended September 30, 2022 was $88.1 million compared to $97.3 million for the comparable nine-month period ended September 30, 2021. The Company’s diluted earnings per share were $2.23 for the nine months ended September 30, 2022 as compared with diluted earnings per share of $2.43 for the comparable nine-month period ended September 30, 2021. The $9.2 million decrease in net income available to common stockholders and $0.20 decrease in diluted earnings per share versus the nine months ended  September 30, 2021 were due to a $20.8 million increase to provision for credit losses, a $12.1 million increase in noninterest expenses, $4.5 million in preferred dividends which were not paid in the 2021 period, a $2.2 million decrease in noninterest income, and a $1.3 million increase in income tax expense, partially offset by a $31.7 million increase in net interest income.

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

Fully taxable equivalent net interest income for the three months ended September 30, 2022 increased by $10.1 million, or 14.7%, from the comparable three-month period ended September 30, 2021. The increase from the three months ended September 30, 2021 resulted primarily from a 16.1% increase in average interest earning assets, primarily loans, and was partially offset by a 5 basis-point contraction of the net interest margin to 3.68% from 3.73%. The contraction in the net interest margin resulted from a 56 basis-point increase in the cost of average interest-bearing liabilities, partially offset by a 36 basis-point increase in the yield on average interest-earning assets and a 12.5% increase in average noninterest-bearing demand deposits.

Fully taxable equivalent net interest income for the nine months ended September 30, 2022 increased by $32.1 million, or 16.6%, from the comparable nine-month period ended September 30, 2021. The increase from the nine months ended September 30, 2021 resulted primarily from a 12.5% increase in average interest earning assets, primarily loans, and a 13 basis-point widening of the net interest margin to 3.76% from 3.63%. The widening of the net interest margin resulted from an 18 basis-point increase in the yield on interest-earning assets and a 13.1% increase in average noninterest-bearing demand deposits partially offset by a 9 basis-point increase in the cost of interest-bearing liabilities.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended September 30, 2022 and 2021, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$740,394	$5,434	2.91%	$459,559	$1,712	1.48%
Total loans (2) (3) (4)	7,582,371	91,132	4.77	6,455,952	75,434	4.64
Federal funds sold and interest-bearing with banks	135,331	665	1.95	387,155	151	0.15
Restricted investment in bank stocks	42,220	438	4.12	19,105	245	5.09
Total interest-earning assets	8,500,316	97,669	4.56	7,321,771	77,542	4.20
Noninterest-earning assets:
Allowance for credit losses	(84,307)			(78,327)
Other noninterest-earning assets	614,580			594,553
Total assets	$9,030,589			$7,837,997

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,525,076	5,396	1.40	$1,252,818	2,983	0.94
Other interest-bearing deposits	3,686,520	7,903	0.85	3,582,261	2,495	0.28
Total interest-bearing deposits	5,211,596	13,299	1.01	4,835,079	5,478	0.45

Borrowings	772,561	3,297	1.69	276,183	1,105	1.59
Subordinated debentures	153,129	2,196	5.91	152,825	2,168	5.63
Finance lease	1,813	27	6.02	2,018	30	5.90
Total interest-bearing liabilities	6,139,099	18,819	1.22	5,266,105	8,781	0.66

Demand deposits	1,682,135			1,495,456
Other liabilities	48,907			44,245
Total noninterest-bearing liabilities	1,731,042			1,539,701
Stockholders’ equity	1,160,448			1,032,191
Total liabilities and stockholders’ equity	$9,030,589			$7,837,997
Net interest income (tax-equivalent basis)		78,850			68,761
Net interest spread (5)			3.34%			3.54%
Net interest margin (6)			3.68%			3.73%
Tax-equivalent adjustment		(689)			(516)
Net interest income		$78,161			$68,245

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Nine Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$632,736	$11,915	2.52%	$459,017	$5,534	1.61%
Total loans (2) (3) (4)	7,159,107	249,049	4.65	6,319,160	217,465	4.60
Federal funds sold and interest-bearing with banks	200,937	1,098	0.73	333,290	285	0.11
Restricted investment in bank stocks	32,997	943	3.82	21,098	764	4.84
Total interest-earning assets	8,025,777	263,005	4.38	7,132,565	224,048	4.20
Noninterest-earning assets:
Allowance for credit losses	(81,711)			(80,129)
Other noninterest-earning assets	600,171			585,043
Total assets	$8,544,237			$7,637,479

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,252,503	9,729	1.04	$1,332,587	12,096	1.21
Other interest-bearing deposits	3,751,266	14,289	0.51	3,377,443	7,391	0.29
Total interest-bearing deposits	5,003,769	24,018	0.64	4,710,030	19,487	0.55

Borrowings	576,728	6,522	1.51	327,412	4,199	1.71
Subordinated debentures	153,054	6,543	5.72	153,300	6,502	5.67
Finance lease	1,865	84	6.02	2,066	93	6.02
Total interest-bearing liabilities	5,735,416	37,167	0.87	5,192,808	30,281	0.78

Demand deposits	1,612,713			1,426,121
Other liabilities	50,834			47,417
Total noninterest-bearing liabilities	1,663,547			1,473,538
Stockholders’ equity	1,145,274			971,133
Total liabilities and stockholders’ equity	$8,544,237			$7,637,479
Net interest income (tax-equivalent basis)		225,838			193,767
Net interest spread (5)			3.51%			3.42%
Net interest margin (6)			3.76%			3.63%
Tax-equivalent adjustment		(1,728)			(1,350)
Net interest income		$224,110			$192,417

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using 21%.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.3 million for the three months ended September 30, 2022, compared with $4.0 million for the comparable three month period ended September 30, 2021. Included in noninterest income for the three months ended September 30, 2022 and September 30, 2021 were net losses on equity securities of $0.4 million and $0.1 million, respectively. Excluding net losses on equity securities, adjusted noninterest income was $3.8 million and $4.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The $0.3 million decrease in adjusted noninterest income for the three months ended September 30, 2022 versus the three months ended September 30, 2021 was primarily due to a decrease in net gains on loans held-for-sale of $0.8 million, partially offset by increases in deposit, loan and other income of $0.3 million and bank owned life insurance ("BOLI") income of $0.2 million.

Noninterest income totaled $9.7 million for the nine months ended September 30, 2022, compared with $11.9 million for the nine months ended September 30, 2021. Included in noninterest income were net losses on equity securities of $1.4 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, there was a $0.7 million gain on the sale of branches and $0.2 million gain on sale/redemption of investment securities during the nine months ended September 30, 2021. Excluding the aforementioned items, noninterest income was $11.2 million and $11.3 million for the nine months ended September 30, 2022 and 2021, respectively. The $0.1 million decrease in noninterest income excluding the items discussed above for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021 was primarily due to decreases of $1.1 million in gains on sale of loans held-for-sale, partially offset by increases in deposit, loan and other income of $0.5 million, and BOLI income of $0.5 million.

Noninterest Expenses

Noninterest expenses totaled $32.1 million for the three months ended September 30, 2022, compared with $28.2 million for the three months ended September 30, 2021.The increase in noninterest expenses of $4.0 million from the three months ended September 30, 2021 was primarily attributable to increases in salaries and employee benefits of $4.2 million. The increase in salaries and employee benefits was attributable to increased staff in both the revenue and back-office of the Bank, base salary increases, and incentive compensation accruals.

Noninterest expenses totaled $93.1 million for the nine months ended September 30, 2022, compared to $80.9 million for the nine months ended September 30, 2021. Included in noninterest expenses for the nine months ended September 30, 2022 was an increase in acquisition price related to the BoeFly acquisition of $1.5 million. Excluding this item, noninterest expenses increased $10.6 million when compared to the nine months ended September 30, 2021. The increase was primarily attributable to increases in salaries and employee benefits of $11.7 million attributable to new hires in both the revenue and back-office areas, base-salary increases, and bonus accruals. Also, contributing to the increase were increases in other expenses of $0.8 million, information technology and communications of $0.2 million and marketing and advertising of $0.4 million, partially offset by decreases in occupancy of $1.6 million, professional and consulting of $0.4 million and amortization of core deposit intangibles of $0.2 million.

Income Taxes

Income tax expense was $10.4 million for the three months ended September 30, 2022, compared to $10.9 million for the three months ended September 30, 2021. The decrease in income tax expense was the result of lower income before taxes. The effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was 26.5% and 25.3%, respectively. The higher effective tax rate during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021 resulted from a lower proportion of income from non-taxable sources.

Income tax expense was $33.7 million for the nine months ended September 30, 2022, compared to $32.4 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was 26.7% and 25.0%, respectively. The effective tax rate for the nine months ended of September 30, 2022 was higher compared to the nine months ended September 30, 2021 due to a lower proportion of income from non-taxable sources.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

	September 30, 2022		December 31, 2021		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial (1)	$1,448,727	18.3%	$1,299,428	19.0%	$149,299
Commercial real estate	5,666,848	71.6%	4,741,590	69.3%	925,258
Commercial construction	537,323	6.8%	540,178	7.9%	(2,855)
Residential real estate	256,085	3.2%	255,269	3.7%	816
Consumer	1,030	0.1%	1,886	0.1%	(856)
Gross loans	$7,910,013	100.0%	$6,838,351	100.0%	$1,071,662

As of September 30, 2022, gross loans totaled $7.9 billion, an increase of $1.1 billion or 15.7%, as compared to December 31, 2021. Net loan growth was attributable to organic loan originations.

(1)	Includes PPP loans of $11.5 million and $93.1 million as of September 30, 2022 and December 31, 2021 , respectively.

Allowance for Credit Losses and Related Provision

As of September 30, 2022, the Company’s allowance for credit losses for loans was $91.7 million, an increase of $12.9 million from $78.8 million at December 31, 2021. The increase was primarily attributable to provision for credit losses for loans of $13.8 million partially related to organic loan originations, partially offset by $0.9 million in net charge-offs.

The provision for (reversal of) credit losses, which includes provision for unfunded commitments, for the three and nine months ended September 30, 2022 was $10.0 million and  $14.5 million, respectively, compared to $1.1 million and $(6.3) million, for the three and nine months ended September 30, 2021, respectively. The increase in provision for credit losses when compared to the comparable prior-year periods, reflected strong organic loan growth and changes in forecasted macroeconomic conditions. The prior year provision in the three and nine months ended September 30, 2021, was primarily the result of  an improved macro-economic forecast as of September 30, 2021 when compared to January 1, 2021, the day the Company adopted CECL.

There were $0.4 million  and $0.9 million in net charge-offs for the three and nine months ended September 30, 2022, respectively, compared with $1.6 million and $1.8 million in net charge-offs for the three and nine months ended September 30, 2021, respectively. The ACL as a percentage of loans receivable amounted to 1.16% as of September 30, 2022 compared to 1.15% as of December 31, 2021. Excluding the impact of PPP loans in the calculation of the ACL as a percentage of loans receivable, the September 30, 2022 ratio was at 1.16%, compared to 1.17% as of December 31, 2021. PPP loans do not have allowance for credit losses attributable to them, as they are fully guaranteed by the SBA.

The level of the allowance for the respective periods of 2022 and 2021 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of September 30, 2022 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL are presented in the following table for the periods indicated.

	Three Months Ended
	September 30,
	2022	2021
	(dollars in thousands)
Average loans receivable	$7,580,176	$6,449,726
Analysis of the ACL:
Balance - beginning of quarter	$82,739	$78,684
Charge-offs:
Commercial	(410)	(254)
Commercial real estate	-	(1,473)
Consumer	(3)	-
Total charge-offs	(413)	(1,727)
Recoveries:
Commercial	53	1
Commercial real estate	-	85
Residential real estate	-	20
Consumer	-	7
Total recoveries	53	113
Net charge-offs	(360)	(1,614)
Provision for credit losses - loans	9,338	916
Balance - end of period	$91,717	$77,986

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.02%	0.10%
Loans receivable	$7,900,450	$6,576,439
ACL as a percentage of loans receivable	1.16%	1.19%

	Nine Months Ended
	September 30,
	2022	2021
	(dollars in thousands)
Average loans receivable	$7,155,209	$6,314,433
Analysis of the ACL:
Balance - beginning of quarter	$78,773	$79,226
CECL Day 1 Adjustment	-	6,557
Balance – beginning of quarter (as adjusted)	78,773	85,783
Charge-offs:
Commercial	(751)	(304)
Commercial real estate	(226)	(1,628)
Residential real estate	(9)	(7)
Consumer	(3)	-
Total charge-offs	(989)	(1,939)
Recoveries:
Commercial	54	74
Commercial real estate	-	85
Residential real estate	35	20
Consumer	28	9
Total recoveries	117	188
Net charge-offs	(872)	(1,751)
Provision for (reversal of) credit losses - loans	13,816	(6,046)
Balance - end of period	$91,717	$77,986

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.02%	0.04%
Loans receivable	$7,900,450	$6,576,439
ACL as a percentage of loans receivable	1.16%	1.19%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Nonaccrual loans	$57,447	$61,700
OREO	264	-
Total nonperforming assets (1)	$57,711	$61,700

Performing TDRs	$46,973	$43,587
Loans 90 days or greater past due and still accruing (non PCD)	$-	$-
Loans 90 days or greater past due and still accruing (PCD)	$10,068	$13,531

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.73%	0.90%
Nonperforming assets to total assets	0.61%	0.76%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to loans receivable	1.45%	1.74%

Investment Securities

As of September 30, 2022, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three-months ended September 30, 2022, average securities increased $280.8 million to approximately $740.4 million, or 8.7% of average total interest-earning assets, from approximately $459.6 million, or 6.3% of average interest-earning assets, compared to September 30, 2021.

As of September 30, 2022, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $67.7 million as compared with net unrealized losses of $0.5 million as of December 31, 2021. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. This also resulted in a $27.2 million increase in deferred tax assets, attributable to the decline in fair value on securities available-for-sale since December 31, 2021. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale as of September 30, 2022.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2022 and December 31, 2021, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2022, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.28%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.51%. As of December 31, 2021, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.35%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.64%.

Based on our model, which was run as of September 30, 2022, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 1.87%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.27%. As of December 31, 2021, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 9.77%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.41%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2022, would decrease by 5.54% with an instantaneous rate shock of up 200 basis points, and decline by 0.95% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2021, would increase by 0.24% with an instantaneous rate shock of up 200 basis points, and decline by 5.20% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of September 30, 2022.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,237,824	(135,382)	(9.86)	+300	$313,916	$(831)	(0.26)
+200	1,297,091	(76,115)	(5.54)	+200	315,615	868	0.28
+100	1,353,613	(19,593)	(1.43)	+100	317,301	2,554	0.81
0	1,373,206	-	-	0	314,747	-	-
-100	1,360,103	(13,103)	(0.95)	-100	310,005	(4,742)	(1.51)
-200	1,285,872	(87,334)	(6.36)	-200	297,606	(17,141)	(5.45)

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

As of September 30, 2022, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2022, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $796.9 million, which represented 8.4% of total assets and 9.8% of total deposits and borrowings, compared to $742.1 million as of December 31, 2021, which represented 9.1% of total assets and 10.9% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2022, had the ability to borrow $2.0 billion. In addition, as of September 30, 2022, the Bank had in place borrowing capacity of $325 million through correspondent banks and other unsecured borrowing lines. As of September 30, 2022, the Bank had aggregate available and unused credit of approximately $0.9 billion, which represents the aforementioned facilities totaling $2.3 billion net of $1.4 billion in outstanding borrowings and letters of credit. As of September 30, 2022, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $333.8 million as of September 30, 2022, increasing by $68.3 million from $265.5 million as of December 31, 2021.  Operating activities provided $94.9 million in net cash.  Investing activities used $1.3 billion in net cash, primarily reflecting an increase in loans and investment securities.  Financing activities provided $1.3 billion in net cash, primarily reflecting an increase in deposits of $978.2 million and an increase in net borrowings of $361.7 million.

Deposits

Total deposits increased by $977.6 million, or 15.4%, to $7.3 billion as of September 30, 2022 from December 31, 2021. The increase was primarily due to increases in noninterest bearing demand deposits, interest-bearing and NOW and time deposits, partially offset by a decrease in savings deposits. The following table sets forth the composition of our deposit base by the periods indicated.

	September 30, 2022		December 31, 2021
					Amount
					Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Demand, noninterest-bearing	$1,665,658	22.8%	$1,617,049	25.5%	$48,609
Demand, interest-bearing and NOW	3,335,187	45.6	3,127,350	49.4	207,837
Savings	388,430	5.3	438,445	6.9	(50,015)
Time	1,921,235	26.3	1,150,109	18.2	771,126
Total deposits	$7,310,510	100.0%	$6,332,953	100.0%	$977,557

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and re-prices quarterly. The rate as of September 30, 2022 was 5.63%.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $1.1 billion as of September 30, 2022, an increase of $24.1 million from December 31, 2021. The increase in stockholders’ equity was primarily attributable to retained earnings, in addition to an increase in additional paid-in capital, partially offset by a decrease in accumulated other comprehensive income, reflecting the after-tax decline in the fair value of investment securities net of unrealized hedge gains recorded in other assets, and an increase in treasury stock. As of September 30, 2022, the Company’s tangible common equity ratio and tangible book value per share were 8.87% and $20.93, respectively. As of December 31, 2021, the tangible common equity ratio and tangible book value per share were 10.06% and $20.12, respectively. Total goodwill and other intangible assets were approximately $216.1 million and $217.4 million, as of September 30, 2022 and December 31, 2021, respectively.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	September 30, 2022	December 31, 2021
	(dollars in thousands, except for share and per share data)
Common equity	$1,037,368	$1,013,285
Less: intangible assets	(216,093)	(217,369)
Tangible common stockholders’ equity	$821,275	$795,916

Total assets	$9,478,252	$8,129,480
Less: intangible assets	(216,093)	(217,369)
Tangible assets	$9,262,159	$7,912,111

Common stock outstanding at period end	39,243,123	39,568,090

Tangible common equity ratio (1)	8.87%	10.06%

Book value per common share	$26.43	$25.61
Less: intangible assets	5.50	5.49
Tangible book value per common share	$20.93	$20.12

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2022 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022	(dollars in thousands)
Tier 1 leverage capital	$970,240	10.95%	$354,560	4.00%	NA	NA
CET I risk-based ratio	854,158	10.20	376,969	4.50	NA	NA
Tier 1 risk-based capital	970,240	11.58	502,626	6.00	NA	NA
Total risk-based capital	1,210,745	14.45	670,168	8.00	NA	NA

N/A - not applicable

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022			(dollars in thousands)
Tier 1 leverage capital	$966,014	10.91%	$354,314	4.00%	442,892	5.00%
CET I risk-based ratio	966,014	11.53	376,962	4.50	544,500	6.50
Tier 1 risk-based capital	966,014	11.53	502,616	6.00	670,154	8.00
Total risk-based capital	1,088,769	13.00	670,154	8.00	837,693	10.00

As of September 30, 2022, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier I Risk Based Ratio which was 3.08% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.50% above the minimum buffer ratio.

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

During the quarter ended September 30, 2022, the Company did not repurchase any shares. As of September 30, 2022, shares remaining for repurchase under the program were 1,827,640.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: November 4, 2022		Date: November 4, 2022