Form 10-K
period 2022-12-31
ConnectOne Bancorp, Inc.
filed 2023-02-24
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from to

Commission File Number: 001-40751

ConnectOne Bancorp, Inc.(Exact name of registrant as specified in its charter)

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - $1,026.4 million.

Shares Outstanding on February 24, 2023
Common Stock, no par value: 39,151,113 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2023 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Item 1 - Business – Forward Looking Statements” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

Except as described above, the Company’s wholly-owned subsidiaries are all included in the Company’s consolidated financial statements. These subsidiaries include BoeFly, an advertising subsidiary, an insurance subsidiary, and various investment subsidiaries which hold, maintain and manage investment assets for the Company. The Company’s subsidiaries also include a Real Estate Investment Trust (the “REIT”) which holds a portion of the Company’s real estate loan portfolio. All subsidiaries mentioned above are directly or indirectly wholly owned by the Company, except that the Company owns less than 100% of the preferred stock of the REIT. A REIT must have 100 or more shareholders. The REIT has issued less than 20% of its outstanding non-voting preferred stock to individuals, primarily Bank personnel and directors.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at https://www.connectonebank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate Code of Conduct that applies to all of the Company’s employees, including principal officers and directors.  Additionally, within the Investor Relations section of the Company’s web site, charters for the Audit and Risk Committee, Nominating and Corporate Governance Committee and Compensation Committee can be found, along with the Company’s Corporate Governance Guidelines and Code of Ethics.

The Company will provide, without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to ConnectOne Bancorp, Inc., Attention: Investor Relations, 301 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Narrative Description of the Business

ConnectOne Bancorp, Inc. is a modern financial services company with over $9.6 billion in assets. It operates primarily through its bank subsidiary, ConnectOne Bank.

ConnectOne Bank is a high-performing commercial bank offering a full suite of deposit and loan products and services to the general public, primarily to small and mid-sized businesses, local professionals and individuals residing, working and conducting business in the New York Metropolitan area and the South Florida market served by our West Palm Beach office. The Bank’s continuous investments in technology coupled with top talent allow ConnectOne to operate a “branch-lite” model, making for a highly efficient operating environment.

BoeFly, a wholly owned subsidiary of ConnectOne Bank, is a fintech marketplace that connects borrowers in the franchise space with funding solutions through a network of partner banks, including the Bank.

Our Market Area

ConnectOne Bank's offices are located primarily in the New York metro market  and span New Jersey, New York City, Long Island, and the Hudson Valley, including Rockland, Orange, and Westchester counties. Through high tech tools and service, the Bank is able to extend its reach supporting clients as they move into new markets, such as South Florida where we opened an office in West Palm Beach in August 2022. Our market area includes some of the most affluent markets in the United States. The Bank's goal is to continue to expand and do business to support our clients as they grow. Advances in technology have created new delivery channels that allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. The Bank's experience has shown that the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

BoeFly operates out of its main offices in Boston, Massachusetts and New York, and has a nationwide presence through its digital business marketplace.

Products and Services

We derive a majority of our revenue from net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business clients, we provide a broad array of other banking services. Products and services provided include personal and business checking accounts, money market accounts, time and savings accounts, credit cards, wire transfers, safe deposit boxes, access to automated teller services and telephone, internet and mobile banking. We offer Retirement accounts to Consumers and Cash Management services to business clients that include Treasury Direct, Automated Clearing House ("ACH") origination, Remote Deposit Capture (RDC) and Digital Invoicing.

Non-interest demand deposit products include “Totally Free Checking” and “Simply Better Checking” for consumer clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both consumer and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts offer paper and/or electronic statements. Time deposits (TD) are for non-retirement and IRA accounts, generally with initial maturities ranging from 31 days to 60 months, and brokered TDs, which we use for asset liability management purposes and to supplement other sources of funding. CDARS/ICS Reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC network, formerly known as Promontory Interfinancial Network. Clients, who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate noninterest revenue through insufficient funds fees, stop payment fees, wire transfer fees, safe deposit rental fees, debit card income, including foreign ATM fees and credit and debit card interchange, and other miscellaneous fees.] In addition, the Bank generates additional noninterest revenue associated with residential, commercial and Small Business Administration (“SBA”) loan originations and sales, loan servicing, late fees and merchant services.

We offer consumer and commercial business loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as  business assets including accounts receivable, inventory and equipment, and mortgages filed on commercial and residential real estate. Furthermore, cash balances, and marketable securities will be considered provided they are held by or under the control of the Bank.

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on 1-4 family, condominium and Cooperative residential real estate and are generally made to existing clients of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

During 2021 and 2020, we participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP provided funds to guarantee forgivable loans originated by depository institutions to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest) and currently not subject to any allocation of allowance for credit losses. An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed. If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. Among other things, the Economic Aid Act extended the PPP through March 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP loan. The Company participated in the extended PPP. Loans originated under the extended PPP have substantially the same terms as under the original PPP. As of December 31, 2022, the Company had $11.4 million in total PPP loans outstanding and not yet forgiven.

The Board of Directors has approved a credit policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, President, Chief Credit Officer, Chief Lending Officer, Senior Credit Officers, Managing Directors, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, President, Chief Credit Officer and Chief  Lending Officer) can approve loans up to $35 million in aggregate loan exposure with no policy exceptions and up to $30 million with policy exceptions. Furthermore, the Senior Lending Group has authority to approve unsecured loan amounts without policy exceptions up to $10 million and up to $5 million with an exception. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. To promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with higher net worth and income profiles. The Bank generally requires loan clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for credit losses) for most loans ($158.1 million) and 25% of the capital base for loans secured by readily marketable collateral ($263.5 million). As of December 31, 2022, the Bank’s largest committed relationship (to several affiliated borrowers) was $177.1 million and single largest loan outstanding was $54.6 million.

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

As of December 31, 2022, we had 507 full-time employees, and 8 part-time employees. The employees are not represented by a collective bargaining unit.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. We have formalized our commitment to training, education and mentoring through our ConnectOne University program.

ConnectOne University houses our training, leadership development, continuing education and mentorship programs. Through ConnectOne University, employees:

●

Receive and complete required job training related to their position with the Company, such as compliance and ethics training and position specific training. Classes include an ABA approved curriculum as well as other third party and Company proprietary courses;

●	May take classes to attain job specific certifications to help with career development;
●	May take continuing education classes related to other positions and operations at the Company;
●	May take business related continuing education classes at partner community colleges and other institutions through a New Jersey State grant program;
●	May participate in career mentoring programs in which employees meet with senior officers of the Company to discuss career development; and
●	May participate in a tuition reimbursement program under which the Company will reimburse employees for up to $5,250 in tuition expense related to approved business-related course work at any school.

During 2022, 236 employees participated in our leadership and mentoring programs within ConnectOne University.

Through ConnectOne University, we also sponsor two employees each year to attend the Stonier Graduate School of Banking. This is a competitive process requiring an employee to be nominated by the employee’s manager and then participate in a panel interview.

We continuously assess any skill gaps and are gearing learning for the banking positions of the future.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through our technology and teamwork, we were able to transition, over a short period of time, substantially all of our non-branch employees to a remote working environment while still servicing the needs of our clients.  Branch locations have operated in a variety of ways: closed to lobby traffic, in person banking by appointment only, curbside banking and always with COVID-19 safety protocols at the forefront. When we were able to resume substantial in office employee participation, we took a number of steps to protect the health and safety of our employees, including adhering to the Center for Disease Control and Prevention and state guidelines for in-office work (limiting occupancy in the buildings, social distancing, mask requirements, limiting in person meetings).  We also developed COVID-19 protocols as a resources for all employees in the event someone was exposed. Currently, the Bank is operating under a hybrid schedule that combines working remotely as well as the ability to work out of our offices.  We feel the flexibility of a hybrid approach will aid in employee retention, as well as new employee recruitment.   The Bank remains in compliance with all government requirements related to the pandemic.

Employee retention helps us operate efficiently and is key to our ability to compete against larger competitors.  We focus on promoting employees from within and leveraging their knowledge of the organization as we continue to grow our Bank.  In 2022, 73 employees were promoted into new roles.

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

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. Although the Bank currently has slightly less than $10 billion in assets, and so is not subject to examination by the Bureau, it is likely that the Bank will exceed $10 billion in total assets in the foreseeable future, and so will become subject to examination by the Bureau.

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

Under the New Rules, the Company and the Bank are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

●	Common Equity Tier 1 Capital Ratio of 4.5% (the “CET1”);

●	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and

●	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

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

The implementation of the capital conservation buffer began on January 1, 2016 and was fully phased in on January 1, 2019.

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

A qualifying community banking organization (“QCBO”) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	a leverage capital ratio of greater than 9.0%;

●	total consolidated assets of less than $10.0 billion;

●	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and

●	total trading assets and trading liabilities of 5% or less of total consolidated assets.

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

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.8 million and $2.9 million in total FDIC assessments in 2022 and 2021, respectively.

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

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. All such dividends are subject to the laws of the State of New Jersey, the Banking Act, the Federal Deposit Insurance Act (“FDIA”) and the regulations of the Banking Department and of the FDIC.

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

Global health concerns relating to the COVID-19 outbreak and its variants and related government actions taken to reduce the spread of the virus have weighed on the macroeconomic environment in our New Jersey/New York metropolitan market trade area, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to mitigate the virus, and such measures, even as certain of them have been eased, have impacted consumer and business spending.

In addition, the pandemic has changed consumer and employee behavior, such as through the rise in working from home, in ways that may negatively impact the overall economy of our Metropolitan New York economy and the businesses of our customers. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act and the Economic Aid Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, clients and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, clients or business partners, including but not limited:

o

to credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy and retail industries, but across other industries as well. As of December 31, 2022, the bank had no loans on deferrals;

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

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, new variants of the virus and their impact, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

As of December 31, 2022, we had $6.2 billion of commercial real estate loans (nonowner-occupied, owner-occupied and multifamily), including construction loans, which represented 76.3% of loans receivable. Concentrations in commercial real estate are monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 483% of the Bank’s Tier 1 capital plus the allowance for credit losses on loans.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result may be more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

The impact of the COVID-19 pandemic and the development of remote work or hybrid work models on the metropolitan New York area commercial real estate market is uncertain, causing volatility in rents in certain core urban markets. Many other factors, including the exchange rate for the U.S. dollar, potential international trade tariffs, inflation and changes in federal tax laws affecting the deductibility of state and local taxes and mortgage interest could negatively impact our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2022, we had $5.8 billion in commercial real estate loans outstanding. Approximately 67.4% of the loans, or $3.9 billion, had been originated in the past three years. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

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

We have also been active in competing for New York and New Jersey governmental and municipal deposits. As of December 31, 2022, governmental and municipal deposits accounted for approximately $797.6 million in deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state-owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state-owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

As of December 31, 2022, we had approximately $634.9 million in investment securities, available-for-sale. We may be required to record impairment charges on our investment securities if they suffer a decline in value below their amortized cost basis that is considered credit related. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

In addition, as described under “Capital Adequacy Guidelines,” banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The capital conservation buffer is 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases, and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

We may not be able to pay dividends on our common stock if we have not made required dividend payments on our outstanding, noncumulative preferred stock.

We have a series of outstanding perpetual preferred stock, our 5.25% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A. The rights of the preferred stockholders to receive dividends are senior to the rights of our common holders, although the preferred dividend rights are non-cumulative. Therefore, unless all dividends due on our outstanding preferred stock have been declared and paid for the most recent dividend period provided for under the terms of the preferred stock, we may not pay a dividend on our common stock or repurchase shares of our common stock during that period.

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

The Company will be subject to heightened regulatory requirements when total assets exceed $10 billion.

The Company’s total assets were $9.6 billion as of December 31, 2022. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, and reduced debit card interchange fees, all of which increase operating costs and reduce earnings.

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

In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The U.S. bank regulatory agencies have directed U.S. insured depository institutions to cease using LIBOR in new loan or other financial agreements effective December 31, 2021. Certain LIBOR maturity rates will no longer be published after December 31, 2021, with publication of the remaining maturity rates ending in 2023.The Federal Reserve Bank commenced publication of SOFR rates on April 2, 2018. The uncertainty as to the nature and effect of such reforms and actions may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition.

Risks Applicable to the Banking Industry Generally:

Our allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for credit losses and to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, as well as the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance may not be sufficient to cover losses in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance and may require an increase in our allowance for credit losses. Further increases to the allowance could adversely affect our earnings.

Changes in interest rates, including increases to address inflation, as well as other actions the Federal Reserve may take to address inflation, may adversely affect our earnings and financial condition.

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

A sustained increase in market interest rates, such as has been in effect during the second half of 2022, could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increases.

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

In addition to increases in interest rates, the FOMC has also changed its stance on monetary policy as an additional effort to reduce inflation. Beginning in the second half of 2022, the FOMC began reducing its balance sheet, implementing a program of quantitative tightening to reduce the overall money supply. As a result, we may face greater competition for deposits, resulting in a higher cost of funds and a reduced net interest margin, as well as greater liquidity risk to continue to fund our loan originations. We are unable to predict the duration and ultimate impact of the FOMC’s quantitative tightening program. However, if the program significantly tightens the nation’s money supply, it may adversely affect our  results of operations and financial performance.

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

For example, implementation of all required regulations under the Dodd-Frank Act may result in substantial new compliance costs. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Ultimately, final implementation the Dodd-Frank Act could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

●	Telecommunications;

●	Data processing;

●	Automation;

●	Internet-based banking, including personal computers, mobile phones and tablets;

●	Debit cards and so-called “smart cards”;

●	Remote deposit capture;

●	Artificial Intelligence;

●	Cryptocurrency; and

●	Use of Blockchain.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates seven banking offices in Bergen County, NJ, in Fort Lee, Englewood Cliffs, Hackensack, Cresskill, Haworth, Ridgewood and Saddle River; four banking offices in Union County, NJ, consisting of two offices in Union Township, and one office each in Springfield Township, and Summit; one banking office in Morristown in Morris County, NJ; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Holmdel in Monmouth County, NJ; one banking office in the borough of Manhattan in New York City, one office in Melville, Nassau County on Long Island, one in Astoria, Queens and five branches in the Hudson Valley, including in White Plains and Tarrytown, in Westchester County, NY, Bardonia and Blauvelt, in Rockland County, NY and in Middletown, in Orange County, NY, and one financial center in West Palm Beach in Palm Beach County, FL. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased operating locations.

Banking Office Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028
156 Piermont Rd, Cresskill, NJ	Term expires July 2023
142 John Street, Hackensack, NJ	Term expires December 2026
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2024
71 East Allendale Road, Saddle River, NJ	Term expires May 2032
356 Chestnut Street, Union, NJ	Term expires May 2027
545 Morris Avenue, Summit, NJ	Term expires February 2024
217 Chestnut Street, Newark, NJ	Term expires February 2024
5914 Park Avenue, West New York, NJ	Term expires September 2023
963 Holmdel Road, Holmdel, NJ	Term expires September 2026
551 Madison Avenue, Suite 202, NY, NY	Term expires October 2028
48 South Service Rd, 2nd Fl, Melville, NY	Term Expires July 2025
36-19 Broadway, Astoria, NY	Term Expires August 2028
485 Schutt Rd, Middletown, NY	Term Expires October 2025
715 Route 304, Bardonia NY	Term Expires August 2028
567 North Broadway, White Plains NY	Term Expires September 2028
155 White Plains Rd., Tarrytown NY	Term Expires December 2026
170 East Erie St, Blauvelt NY	Term Expires February 2028
625 N Flagler Dr Ste 1002, West Palm Beach, FL	Term Expires June 2027

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2022, the Company had 679 stockholders of record, excluding beneficial owners for whom Cede & Company or others act as nominees.

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions.

In March 2019, the Board of Directors of the Company approved a share repurchase program for up to 1,200,000 shares. In September 2021, the Board of Directors had authorized the repurchase of up to an additional 2,000,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated share purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2022, the Company repurchased a total of 447,108 shares. As of December 31, 2022, shares remaining for repurchase under the program were 1,827,640.

The following table details share repurchases for the year 2022:

				Cumulative Total
				Number of Shares	Maximum Number
				Purchased	of Shares
				as Part of Publicly	that May Yet
		Total Number		Announced	Be Purchased
	Shares	of Shares	Average Price	Plans or	Under the Plans
	Authorized	Purchased	Paid per Share	Programs	or Programs
					2,274,748
First quarter 2022	-	144,793	$32.82	144,793	2,129,955
Second quarter 2022	-	302,315	27.29	447,108	1,827,640
Third quarter 2022	-	-	-	447,108	1,827,640
Fourth quarter 2022	-	-	-	447,108	1,827,640

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 18 and Note 21 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2017 through December 31, 2022.

COMPARATIVE SIX-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.
NASDAQ AND KBW BANK INDEX

Assumes $100 Invested on December 31, 2017, with Dividends Reinvested
Year Ended December 31, 2022

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
ConnectOne Bancorp, Inc.	100.00	72.57	102.70	80.71	135.48	102.45
NASDAQ	100.00	97.19	132.88	192.74	235.56	158.97
KBW Bank Index	100.00	82.29	112.15	100.47	138.99	109.25

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2022 and 2021 and the selected consolidated summary of income data for the years ended December 31, 2022, 2021 and 2020 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2020 and the selected consolidated summary of income data have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	As of and for the years ended December 31,
($ in thousands except per share amounts)	2022	2021	2020
Selected Statement of Financial Condition Data
Total assets	$9,644,948	$8,129,480	$7,547,339
Loans receivable	8,099,689	6,828,622	6,236,307
Allowance for credit losses - loans	90,513	78,773	79,226
Investment securities	634,884	534,507	487,955
Goodwill and other intangible assets	215,684	217,369	219,349
Borrowings	857,622	468,193	425,954
Subordinated debt (net of issuance costs)	153,255	152,951	202,648
Deposits	7,356,622	6,332,953	5,959,224
Tangible common stockholders’ equity(1)	852,140	795,916	695,961
Total stockholders’ equity	1,178,751	1,124,212	915,310
Average total assets	8,782,741	7,735,228	7,453,474
Average common stockholders’ equity	1,039,468	965,995	880,720
Common Dividends
Cash dividends paid on common stock	$23,428	$17,493	$14,317
Common dividend payout ratio	18.97%	13.60%	20.08%
Cash dividends per common share	0.595	0.48	0.27

Selected Statement of Income Data
Interest income	$373,746	$301,738	$308,200
Interest expense	(71,627)	(38,860)	(70,209)
Net interest income	302,119	262,878	237,991
(Provision for) reversal of credit losses	(17,750)	5,500	(41,000)
Net interest income after provision for credit losses	284,369	268,378	196,991
Noninterest income	13,243	15,691	14,400
Noninterest expense	(126,388)	(109,011)	(121,001)
Income before income tax expense	171,224	175,058	90,390
Income tax expense	(46,013)	(44,705)	(19,101)
Net income	125,211	130,353	71,289
Preferred stock dividends	6,037	1,717	-
Net income available to common stockholders	$119,174	$128,636	$71,289

(1)

This measure is not recognized under generally accepted accounting principles in the United States (“GAAP”) and is therefore considered to be a non-GAAP financial measure. See –“Non-GAAP Reconciliation Table” for a reconciliation of this measure to its most comparable GAAP measure.

	As of and for the years ended December 31,
	2022	2021	2020
Per Common Share Data
Basic earnings per share	$3.03	$3.24	$1.80
Diluted earnings per share	3.01	3.22	1.79
Book value per common share	27.21	25.61	23.01
Tangible book value per common share(1)	21.71	20.12	17.49

Selected Performance Ratios
Return on average assets	1.36%	1.69%	0.96%
Return on average common stockholders’ equity	11.46	13.32	8.09
Return on average tangible common equity(1)	14.48	17.21	10.80
Net interest margin	3.69	3.66	3.46

Selected Asset Quality Ratios
As a % of Loans Receivable:
Nonaccrual loans	0.55%	0.90%	0.99%
Loans 90 days or greater past due and still accruing	0.07	0.20	0.21
Performing TDRs	0.63	0.64	0.38
Allowance for credit losses - loans	1.12	1.15	1.27

Nonperforming assets(2) to total assets	0.46%	0.76%	0.82%
Allowance for credit losses for loans to nonaccrual loans	203.6	127.7	128.4
Net loan charge-offs to average loans	0.07	0.03	0.00

Company Capital Ratios
Leverage ratio	10.68%	11.65%	9.51%
Common equity Tier 1 risk-based ratio	10.30	10.64	10.79
Risk-based Tier 1 capital ratio	11.66	12.19	10.87
Risk-based capital ratio	14.45	15.26	15.08
Tangible common equity to tangible assets(1)	9.04	10.06	9.50

(1)

These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”) and are therefore considered to be non-GAAP financial measures. See –“Non-GAAP Reconciliation Table” for a reconciliation of these measurers to their most comparable GAAP measures.

(2)	Nonperforming assets are defined as nonaccrual loans and other real estate owned.

Non-GAAP Reconciliation Table ($ in thousands, except per share amounts)

	As of December 31,
	2022	2021	2020
Tangible common equity and tangible common equity/tangible assets
Stockholders' equity	$1,178,751	$1,124,212	$915,310
Less: Preferred stock	110,927	110,927	-
Common stockholders' equity	$1,067,824	$1,013,285	$915,310
Less: Goodwill and other intangible assets	215,684	217,369	219,349
Tangible common stockholders’ equity	$852,140	$795,916	$695,961

Total assets	$9,644,948	$8,129,480	$7,547,339
Less: goodwill and other intangible assets	215,684	217,369	219,349
Tangible assets	$9,429,264	$7,912,111	$7,327,990

Tangible common equity ratio	9.04%	10.06%	9.50%

Tangible book value per common share
Book value per common share	$27.21	$25.61	$23.01
Less: goodwill and other intangible assets	5.50	5.49	5.52
Tangible book value per common share	$21.71	$20.12	$17.49

Return on average tangible common equity
Net income available to common stockholders	$119,174	$128,636	$71,289

Average stockholders’ equity	$1,150,395	$1,007,023	$880,720
Less: average preferred stock	110,927	41,028	-
Average common stockholders’ equity	1,039,468	965,995	880,720
Less: goodwill and other intangible assets	216,575	218,417	220,570
Average tangible common stockholders’ equity	$822,893	$747,578	$660,150

Return on average common stockholders’ equity	11.46%	13.32%	8.09%

Return on average tangible common stockholders’ equity	14.48%	17.21%	10.80%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company considers the allowance for credit losses and related provision to be critical to our financial results. For information on our significant accounting policies, see Note 1a in the Notes to Consolidated Financial Statements.

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

Management believes the following information may enable investors to better understand the changes in our allowance for credit losses for loans. The Company’s allowance for credit losses for loans totaled $90.5 million and $78.8 million as of December 31, 2022 and 2021, respectively. The $11.7 million increase in our allowance for credit losses for loans was primarily driven by our collectively evaluated loans and offset by allowance for credit losses on individually analyzed loans.

The quantitative component of our allowance for credit losses on collectively evaluated loans, which is largely based on a selection of various economic forecasts, increased by $19.4 million as of December 31, 2022 when compared to December 31, 2021. This increase was primarily attributable to both organic growth of $1.4 billion in collectively evaluated loans and deterioration in periodic economic forecasts throughout the year. The qualitative component of our ACL, which is largely based on management’s judgment of qualitative loss factors, was relatively unchanged, on an absolute basis, over the same period-of-time, as qualitative factor trends improved over 2022.

The Company’s allowance for credit losses for collectively evaluated loans totaled $78.0 million as of December 31, 2022, which included $70.1 million of allowance related to commercial and commercial real estate loans. Included in that $70.1 million of allowance related to commercial and commercial real estate loans, $24.7 million was attributable to qualitative loss factors. Changes in managements’ judgement of qualitative loss factors could result in a significant change to the allowance for credit losses for loans. As described in Note 1a, to our financial statements filed as part of this Annual Report on Form 10-K, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. As of December 31, 2022, on a weighted average basis the most severe historical loss rate for our commercial and commercial real estate loans were 2.20% and 1.85%, respectively.

The Company’s quantitative component of allowance for credit losses for collectively evaluated loans is calculated with an economic forecast sourced from Moody’s.  Management performed a hypothetical sensitivity analysis to understand the impact of changes in the economic forecast as a key input on our allowance for credit losses for collectively evaluated loans. Within the various economic scenarios considered for this hypothetical sensitivity analysis, as of December 31, 2022, the quantitative estimate of the allowance for credit loss for collectively evaluated loans would increase by approximately $40 million under sole consideration of an adverse Moody’s economic forecast.  The hypothetical sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but lacks other qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

Our allowance for credit losses for individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. As of December 31, 2022, the Company’s allowance for credit losses on individually analyzed loans decreased $7.7 million from December 31, 2021. This decrease was primarily due to reductions in individually analyzed loans, increases in charge-offs, and increases in the fair value of collateral for collateral-dependent loans, partially offset by increases to the allowance on existing individually analyzed loans.

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

Many of our clients relationships start with referrals from existing clients. We then seek to cross sell our products to clients to grow the client relationship. For example, we will frequently offer an interest rate concession on credit products for clients that maintain a noninterest-bearing deposit account at the Bank. This strategy has helped maintain our funding costs and the growth of our interest expense even as we have substantially increased our total deposits. It has also helped fuel our significant loan growth. We believe that the Bank’s continued growth and profitability demonstrate the need for and success of our brand of banking.

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

General

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2022 and 2021 and results of operations for each of the years in the three-year period ended December 31, 2022. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income available to common stockholders for the year ended December 31, 2022 was $119.2 million, a decrease of $9.5 million, or 7.4%, compared to net income of $128.6 million for 2021. Diluted earnings per share were $3.01 for 2022, a 6.5% decrease from $3.22 for 2021.

The change in net income from 2021 to 2022 was attributable to the following:

●	Increased provision for credit losses of $23.2 million. The increase was primarily due to organic loan growth, as well as changes in forecasted macroeconomic conditions.
●

Increase in noninterest expenses of $17.4 million, primarily due to increase in salaries and employee benefits of $16.9 million attributable to increased staff in both the revenue and back-office areas of the Bank, base salary increases and incentive compensation accruals.  Additionally, there were increases in acquisition expenses related to BoeFly of $1.5 million, other expenses of $1.1 million, marketing and advertising of $0.4 million, and FDIC insurance of $0.2 million, partially offset by decreases in occupancy and equipment of $1.8 million, amortization of core deposit intangibles of $0.3 million, professional and consulting of $0.2 million and information technology and communication of $0.2 million.

●

Decrease in noninterest income of $2.4 million, primarily due to decreases in net gains on loans-held-for-sale of $2.1 million, gains on sales of branches of $0.7 million in 2021, decreases in net gains on sale/redemption of investment securities of $0.2 million and an increase in net losses on equity securities of $1.1 million, partially offset by increases in deposit, loan and other income of $0.9 million and income on bank owned life insurance of $0.8 million.

●	Increase in income tax expense of $1.3 million resulting primarily from higher state tax rates and a slightly higher percentage of income being derived from taxable sources.

Net income available to common stockholders for the year ended December 31, 2021 was $128.6 million, an increase of $57.3 million, or 80.4%, compared to net income of $71.3 million for 2020. Diluted earnings per share were $3.22 for 2021, a 79.9% increase from $1.79 for 2020.

The change in net income from 2020 to 2021 was attributable to the following:

●

Decreased provision for credit losses of $46.5 million. The decrease was primarily due to the elevated provision for loan losses during 2020 due to the economic uncertainties surrounding COVID-19 pandemic.

●	Increase in net interest income of $24.9 million.
●

Increase in noninterest income of $1.3 million, primarily due to increases in net gains on loans-held-for-sale of $1.7 million, gain on sale of branches of $0.7 million and net gains on sale/redemption of investment securities of $0.2 million, offset by decreases in deposit, loan and other income of $0.5 million, income on bank owned life insurance of $0.2 million and net gains on equity securities of $0.6 million. The increase in net gains on loans held-for-sale resulted from mortgage loan sales, SBA loan sales and elevated commercial loan sales. The increase in gain on sale of branches was the result of the Bank selling two branches during the first quarter of 2021 related to the BNJ acquisition.

●

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

●	Increase in income tax expense of $25.6 million resulting primarily from a higher percentage of income being derived from taxable sources.

Net Interest Income

Fully taxable equivalent net interest income for 2022 totaled $304.6 million, an increase of $39.9 million, or 15.1%, from 2021. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 14.3% to $8.3 billion and a widening of 3 basis-points in the net interest margin. The widening of the net interest margin was mainly attributable to higher yields on loans and securities and lower average cash balances, offset by a higher cost of funds.  Average total loans, which includes loans held-for-sale, increased by 15.0% to $7.4 billion in 2022 from $6.4 billion in 2021. The increase in average total loans is primarily attributable to higher loan originations.

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

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2022, 2021 and 2020 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2022			2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Tax-Equivalent Basis)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$660,760	$17,640	2.67%	$464,342	$7,455	1.61%	$444,070	$9,996	2.25%
Loans receivable and loans held-for-sale (2) (3) (4)	7,380,584	354,450	4.80%	6,419,610	294,686	4.59%	6,198,753	297,756	4.80%
Federal funds sold and interest-earning deposits with banks	186,205	2,493	1.34%	322,692	405	0.13%	267,824	694	0.22%
Restricted investment in bank stocks	36,744	1,655	4.50%	20,797	971	4.67%	27,185	1,642	6.04%
Total interest-earning assets	8,264,293	376,238	4.55%	7,227,441	303,517	4.20%	6,937,832	310,088	4.47%
Noninterest-earning assets:
Allowance for credit losses	(84,209)			(79,863)			(59,271)
Noninterest-earning assets	602,657			587,650			574,913
Total assets	$8,782,741			$7,735,228			$7,453,474

LIABILITIES & STOCKHOLDERS’ EQUITY
Time deposits	$1,449,826	$21,331	1.47%	$1,300,270	$14,813	1.14%	$1,792,568	$34,813	1.94%
Other interest-bearing deposits	3,702,773	29,230	0.79%	3,451,765	9,955	0.29%	2,819,908	17,573	0.62%
Total interest-bearing deposits	5,152,599	50,561	0.98%	4,752,035	24,768	0.52%	4,612,476	52,386	1.14%

Borrowings	661,729	12,188	1.84%	318,700	5,300	1.66%	537,773	8,435	1.57%
Subordinated debentures	153,092	8,759	5.72%	153,199	8,669	5.66%	169,139	9,254	5.47%
Finance obligation	1,838	119	6.47%	2,041	123	6.03%	2,233	134	6.00%
Total interest-bearing liabilities	5,969,258	71,627	1.20%	5,225,975	38,860	0.74%	5,321,621	70,209	1.32%
Noninterest-bearing deposits	1,612,040			1,454,148			1,195,547
Other liabilities	51,048			48,082			55,586
Stockholders’ equity	1,150,395			1,007,023			880,720
Total liabilities and stockholders’ equity	$8,782,741			$7,735,228			$7,453,474

Net interest income/interest rate spread (5)		304,611	3.35%		264,657	3.46%		239,879	3.15%
Tax-equivalent adjustment		(2,492)			(1,779)			(1,888)
Net interest income as reported		$302,119			$262,878			$237,991
Net interest margin (6)			3.69%			3.66%			3.46%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 21% federal tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2022/2021			2021/2020
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Interest income:
Investment securities:	$5,244	$4,941	$10,185	$325	$(2,866)	$(2,541)
Loans receivable and loans held-for-sale	46,150	13,614	59,764	10,138	(13,208)	(3,070)
Federal funds sold and interest-earnings deposits with banks	(1,827)	3,915	2,088	69	(358)	(289)
Restricted investment in bank stocks	718	(34)	684	(298)	(373)	(671)
Total interest income:	$50,285	$22,436	$72,721	$10,234	$(16,805)	$(6,571)

Interest expense:
Savings, NOW, money market, interest checking	$1,981	$17,294	$19,275	$1,822	$(9,440)	$(7,618)
Time deposits	2,200	4,317	6,517	(5,608)	(14,392)	(20,000)
Borrowings and subordinated debentures	6,312	667	6,979	(4,545)	825	(3,720)
Finance obligation	(13)	9	(4)	(12)	1	(11)
Total interest expense:	$10,480	$22,287	$32,767	$(8,343)	$(23,006)	$(31,349)
Net interest income:	$39,805	$149	$39,954	$18,577	$6,201	$24,778

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

For the year ended December 31, 2022, the provision for (reversal of) credit losses was $17.8 million, an increase of $23.3 million, compared to the provision for (reversal of) credit losses of ($5.5) million for the year ended December 31, 2021. The increase in provision for credit losses for the year ended December 31, 2022 reflected strong organic loan growth and changes in forecasted macroeconomic conditions.

For the year ended December 31, 2021, the provision for (reversal of) credit losses was ($5.5) million, a decrease of $46.5 million, compared to the provision for (reversal of) loan losses of $41.0 million for the year ended December 31, 2020. The elevated provision for loan losses for the year ended December 31, 2020 was due to the economic uncertainties of the COVID-19 pandemic, including consideration of related borrower payment deferrals requested and or/ granted. The release of allowance for credit losses during the year ended December 31, 2021 was the result of the continually improving macro-economic outlook during the course of 2021.

Noninterest Income

Noninterest income for the full-year 2022 decreased by $2.4 million, or 15.6%, to $13.2 million from $15.7 million in 2021. The decrease was primarily due to decreases in net gains on loans held for sale of $2.1 million, gains on sale of branches of $0.7 million, net gains on sale/redemption of investment securities of $0.2 million and an increase in net losses on equity securities of $1.1 million, partially offset by increases in deposit, loan and other income of $0.9 million and income on bank owned life insurance of $0.8 million.

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

Noninterest Expense

Noninterest expenses for the full-year 2022 increased by $17.4 million, or 15.9%, to $126.4 million from $109.0 million in 2021. The increase was primarily due to increases in salaries and employee benefits of $16.9 million, change in value of acquisition price of $1.5 million , other expenses of $1.1 million, marketing and advertising $0.4 million and FDIC insurance of $0.2 million, partially offset by decreases in occupancy and equipment of $1.8 million, amortization of core deposit intangible of $0.3 million, information technology and communication of $0.2 million, professional and consulting of $0.2 million and other components of net periodic pension income of $0.3 million. The increase in salaries and employee benefits was attributable to increased staff in both revenue and back-office areas of the Bank, base salary increases, and incentive compensation accruals.

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

Income Taxes

Income tax expense was $46.0 million for 2022 compared to $44.7 million for 2021 and $19.1 million for 2020. The increase in income tax expense in 2022 when compared to 2021 was primarily the result of higher taxable income. The increase in income tax expense in 2021 when compared to 2020 was also primarily the result of higher taxable income. The effective tax rates were 26.9% in 2022, 25.5% in 2021 and 21.1% for 2020. The higher effective tax rate during 2022 when compared to 2021 and 2020, was the result of a higher percentage of income being derived from taxable sources. The Company expects its effective tax rate to increase in 2023, as a result of the Company’s revenue growth in existing and new markets.

For a more detailed description of income taxes see Note 10 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

As of December 31, 2022, the Company’s total assets were $9.6 billion, an increase of $1.5 billion from December 31, 2021. Total loans (including loans held-for-sale) were $8.1 billion, an increase of $1.3 billion from December 31, 2021. Deposits were $7.4 billion, an increase of $1.0 billion from December 31, 2021.

As of December 31, 2021, the Company’s total assets were $8.1 billion, an increase of $0.6 billion from December 31, 2020. Total loans (including loans held-for-sale) were $6.8 billion, an increase of $0.6 billion from December 31, 2020. Deposits were $6.3 billion, an increase of $0.4 billion from December 31, 2020.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail clients living and working in the Bank’s metropolitan, New York market area, consisting of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey, as well as NYC’s five boroughs, Nassau, Rockland, Orange and Westchester counties, in New York and businesses and individuals living and working in the communities served by the Bank's West Palm Beach, Florida office. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality client service, competitive rate structures and selective marketing have enabled it to gain market share.

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

Gross loans as of December 31, 2022 totaled $8.1 billion, an increase of $1.3 billion, or 18.6%, over gross loans as of December 31, 2021 of $6.8 billion.

The largest component of the gross loan portfolio as of December 31, 2022 and December 31, 2021 was commercial real estate loans. Commercial real estate loans as of December 31, 2022 totaled $5.8 billion, an increase of $1.1 million, or 22.2%, compared to commercial real estate loans as of December 31, 2021 of $4.7 billion. The main component contributing to the increase in commercial real estate loans is an increase in the multifamily loans. Commercial loans totaled $1.5 billion as of December 31, 2022, an increase of $173.3 million, or 13.3%, compared to commercial loans as of December 31, 2021 of $1.3 billion. Included in commercial loans were PPP loans of $11.4 million as of December 31, 2022 and $93.1 million as of December 31, 2021. Commercial construction loans as of December 31, 2022 totaled $574.1 million, an increase of $34.0 million, or 6.3%, compared to commercial construction loans as of December 31, 2021 of $540.2 million.

Residential real estate loans totaled $264.7 million as of December 31, 2022, an increase of $9.5 million, or 3.7%, compared to residential real estate loans as of December 31, 2021 of $255.3 million. Consumer loans as of December 31, 2022 totaled $2.3 million compared to $1.9 million as of December 31, 2021.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,	December 31,	December 31,
	2022	2021	2020

Commercial (1)	$1,472,734	$1,299,428	$1,521,967
Commercial real estate	5,795,228	4,741,590	3,783,550
Commercial construction	574,139	540,178	617,747
Residential real estate	264,748	255,269	322,564
Consumer	2,312	1,886	1,853
Gross loans	8,109,161	6,838,351	6,247,681
Net deferred fees	(9,472)	(9,729)	(11,374)
Loans receivable	8,099,689	6,828,622	6,236,307
Allowance for credit losses	(90,513)	(78,773)	(79,226)
Net loans receivable	$8,009,176	$6,749,849	$6,157,081

(1)	Includes PPP loans of $11.4 million and $93.1 million as of December 31, 2022 and December 31, 2021, respectively.

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable rate loans as of December 31, 2022 by remaining contractual maturity.

	As of December 31, 2022 Maturing:
		After	After
	In	One Year	Five Years
	One Year	through	through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial	$405,707	$476,375	$535,069	$55,583	$1,472,734
Commercial real estate	449,887	1,781,846	3,519,717	43,778	5,795,228
Commercial construction	391,074	183,065	-	-	574,139
Residential real estate	4,316	25,740	65,092	169,600	264,748
Consumer	2,090	197	18	7	2,312
Total	$1,253,074	$2,467,223	$4,119,896	$268,968	$8,109,161
Loans with:
Fixed rates	$394,882	$1,488,757	$1,399,617	$143,789	$3,427,045
Variable rates	858,192	978,466	2,720,279	125,179	4,682,116
Total	$1,253,074	$2,467,223	$4,119,896	$268,968	$8,109,161

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

The Company evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis.  The Company evaluates the pooling methodology at least annually.  Loans transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner.  A loan is considered for individual analysis when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by the Company in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments when due.  Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are troubled debt restructurings (“TDR”) and are individually analyzed if carrying value is $250,000 or higher.  Additionally, nonaccrual loans that are $250,000 or higher are also individually analyzed.  All purchased credit-deteriorated (PCD) loans are individually analyzed.  For loans designated as TDR or nonaccrual with balances less than $250,000, these loans are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures.  Instruments will not be included in both collective and individual analysis.  Individual analysis will establish a specific reserve for instruments in scope.

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

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	2022	2021
(dollars in thousands)
Classified Loans:
Substandard	$120,330	$157,434
Doubtful	-	-
Loss	-	-
Total classified loans	120,330	157,434
Special Mention Loans	62,105	72,286
Total classified and special mention loans	$182,435	$229,720

During the year ended December 31, 2022, “substandard” loans and “doubtful” loans, which include lower credit quality loans which possess higher risk characteristics than “special mention” loans, decreased to $120.3 million, or 1.5% of loans receivable, as of December 31, 2022 from $157.4 million, or 2.3% of loans receivable, as of December 31, 2021. During the year ended December 31, 2022, “special mention” loans were $62.1 million, or 0.8% of loans receivable, while “special mention” loans as of December 31, 2021 were $72.3 million, or 1.0% of loans receivable.

Nonaccrual Loans, Performing Troubled Debt Restructurings, OREO and Loans 90 Days or Greater Past Due and Still Accruing

Nonperforming assets include nonaccrual loans and OREO. Nonaccrual loans represent loans on which interest accruals have been suspended. OREO represents property acquired through foreclosure in partial or full satisfaction of loans.  The Company considers charging off loans, or a portion thereof, when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Performing troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. Loans 90 days or greater past due and still accruing represents purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at date of acquisition.  For additional information regarding loans, see Note 4 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), performing troubled debt restructurings (“TDRs”) and loans past due 90 days or greater and still accruing:

	December 31,	December 31,	December 31,
	2022	2021	2020

Nonaccrual loans	$44,454	$61,700	$61,696
OREO	264	-	-
Total nonperforming assets	$44,718	$61,700	$61,696

Performing TDRs	$51,392	$43,587	$23,655
Loans 90 days or greater past due and still accruing (PCD)	$5,591	$13,531	$12,821

Nonaccrual loans to loans receivable	0.55%	0.90%	0.99%
Nonperforming assets to total assets	0.46%	0.76%	0.82%
Nonperforming assets, performing TDRs, and loans 90 days or greater past due and still accruing to total loans	1.26%	1.74%	1.57%

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

As of December 31, 2022, the allowance for credit losses for loans was $90.5 million, an increase of $11.7 million, or 14.9%, from $78.8 million as of December 31, 2021. The increase in the allowance for credit losses was primarily driven by an increase in general reserves, resulting primarily from organic loan growth and changes in forecasted macroeconomic conditions, primarily offset by releases in specific reserves. As a result of the adoption, the Bank recorded a “Day 1” CECL adjustment on January 1, 2021 of $6.5 million that increased the allowance for credit losses for loans. This increase was offset by a release of provision for credit losses of $5.5 million as well as $2.0 million in net charge-offs during the year ended December 31, 2021. The $5.5 million release of provision for credit losses during the year ended December 31, 2021 was the result of a continued improvement in the macroeconomic outlook during 2021. Included in the $2.0 million net charge-offs for the year ended December 31, 2021 was a $1.4 million charge-off of a commercial real estate loan that previously had a specific credit reserve.

The allowance for credit losses for loans as a percentage of loans receivable was 1.12% as of December 31, 2022 and 1.15% as of December 31, 2021.

Three-Year Statistical Allowance for Credit Losses for Loans

The following table reflects the relationship of loan volume, the provision and allowance for credit losses for loans and net charge-offs for the periods presented.

	December 31,	December 31,	December 31,
	2022	2021	2020

Balance as of January 1,	$78,773	$79,226	$38,293
CECL Day 1 Adjustment	-	6,557	-
Balance as of January 1, as adjusted for changes in accounting principal	78,773	85,783	38,293
Charge-offs:
Commercial	2,612	382	552
Commercial real estate	2,819	1,780	-
Residential real estate	9	235	341
Consumer	3	-	7
Total charge-offs	5,443	2,397	900
Recoveries:
Commercial	54	289	4
Commercial real estate	-	85	802
Residential real estate	63	20	23
Consumer	-	11	4
Total recoveries	117	405	833
Net charge-offs	5,326	1,992	67
Provision for (reversal of) credit losses for loans	17,066	(5,018)	41,000
Balance at end of year	$90,513	$78,773	$79,226
Ratio of net charge-offs during the year to average loans receivable outstanding during the year	0.07%	0.03%	0.00%
Allowance for credit losses for loans as a percentage of loans receivable	1.12%	1.15%	1.27%

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

	Commercial		Residential Real Estate		Consumer		Unallocated
	Amount of	% of Total	Amount of	% of Total	Amount of	% of Total	Amount of	Total
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
	(dollars in thousands)
2022	$86,363	95.4%	$4,143	4.6%	$7	0.1%	$-	$90,513
2021	75,138	95.4%	3,628	4.6%	7	0.1%	-	78,773
2020	75,967	94.8%	2,687	5.2%	4	0.0%	568	79,226

Investments

For the year ended December 31, 2022, the average volume of investment securities, including equity securities, increased by $196.4 million to approximately $660.8 million or 8.0% of average earning assets, from $464.3 million, or 6.4% of average earning assets, for the year ended December 31, 2021. As of December 31, 2022, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. States and Political Subdivisions, Corporate Bonds and other debt and equity securities.

During the year ended December 31, 2022, rate related factors increased investment revenue by $4.9 million and volume related factors increased investment revenue by $5.2 million. The tax-equivalent yield on investments increased by 106 basis points to 2.67% from a yield of 1.61% during the year ended December 31, 2021.

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

As of December 31, 2022, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $61.8 million as compared with net unrealized losses of $0.5 million as of December 31, 2021. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. This also resulted in a $25.1 million increase in deferred tax assets, attributable to the decline in fair value on securities available-for-sale since December 31, 2021. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. For additional information regarding the Company’s investment portfolio, see Note 3, Note 15 and Note 20 of the Notes to the Consolidated Financial Statements.

During 2022 and 2021, there were no sales from the Company’s available-for-sale portfolio.  During 2020, there were $19.6 million in sales from the Company’s available-for-sale portfolio.  The Company had a $195 thousand gain on the redemption of available-for-sale securities during 2021. The gross realized gains on securities sold, called or matured amounted to $29 thousand in 2020.  The Company had no impairment charges in 2022, 2021 and 2020. The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for amortized cost of our investment securities, excluding equity securities, as of December 31, 2022, on a contractual maturity basis.

			Due after 1 year		Due after 5 years
	Due in 1 year or less		through 5 years		through 10 years		Due after 10 years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Market
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$-	-%	$-	-%	$153	2.67%	$54,736	2.18%	$54,889	2.18%	$44,450
Residential Mortgage Pass-through Securities	3	3.71	418	2.57	3,062	3.44	471,780	3.12	475,263	3.12	417,578
Commercial Mortgage Pass-through Securities	-	-	-	-	4,033	1.52	21,452	2.86	25,485	2.65	21,104
Obligations of U.S. States and Political Subdivisions	453	4.21	2,106	4.99	2,073	4.04	152,615	3.64	157,247	3.66	142,896
Corporate Bonds and Notes	5,000	3.29	2,000	3.58	-	-	-	-	7,000	3.37	6,974
Asset-backed Securities	-	-	-	-	21	3.89	1,652	5.36	1,673	5.34	1,640
Other Securities	242	0.25	-	-	-	-	-	-	242	0.25	242
Total Investment Securities	$5,698	3.23%	$4,524	4.14%	$9,342	2.73%	$702,235	3.16%	$721,799	3.16%	$634,884

For information regarding the carrying value of the investment portfolio, see Note 3, Note 15 and Note 20 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity as of December 31, 2022. Other securities do not have a contractual maturity and are included in the “Due in 1 year or less” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2022	2021	2020
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$44,450	$50,360	$38,458
Residential mortgage pass-through securities	417,578	316,095	270,884
Commercial mortgage pass-through securities	21,104	10,469	6,922
Obligations of U.S. States and political subdivisions	142,896	145,625	142,808
Corporate bonds and notes	6,974	9,049	25,095
Asset-backed securities	1,640	2,564	3,480
Certificates of deposit	-	150	151
Other securities	242	195	157
Total	$634,884	$534,507	$487,955

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2022, and December 31, 2021, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2022, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.22%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.01%. As of December 31, 2021, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.35%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.64%.

Based on our model, which was run as of December 31, 2022, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.99%. As of December 31, 2021, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 9.77%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 10.41%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2022, would decrease by 10.51% with an instantaneous rate shock of up 200 basis points, and decrease by 1.13% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2021, would increase by 0.24% with an instantaneous rate shock of up 200 basis points, and decline by 5.20% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII as of December 31, 2022.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,192,148	$(205,018)	(14.67)	+300	$284,695	$(8,243)	(2.81)
+200	1,250,366	(146,800)	(10.51)	+200	286,436	(6,502)	(2.22)
+100	1,312,519	(84,647)	(6.06)	+100	288,295	(4,643)	(1.58)
0	1,397,166	-	—	0	292,938	-	-
-100	1,381,343	(15,823)	(1.13)	-100	287,036	(5,902)	(2.01)
-200	1,350,498	(46,668)	(3.34)	-200	280,706	(12,232)	(4.18)
-300	1,304,602	(92,564)	(6.63)	-300	276,359	(16,579)	(5.66)

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

As of December 31, 2022, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2022, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $760.0 million, which represented 7.9% of total assets and 9.3% of total deposits and borrowings, compared to $742.1 million as of December 31, 2021, which represented 9.1% of total assets and 10.9% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2022, had the ability to borrow $2.0 billion. In addition, as of December 31, 2022, the Bank had borrowing capacity of $450 million through correspondent banks. As of December 31, 2022, the Bank had aggregate available and unused credit of approximately $949 million, which represents the aforementioned facilities totaling $2.4 billion net of $1.5 billion in outstanding borrowings and letters of credit. As of December 31, 2022, outstanding commitments for the Bank to extend credit were $1.2 billion.

Cash and cash equivalents totaled $268.3 million as of December 31, 2022, increasing by $2.8 million from $265.5 million as of December 31, 2021. Operating activities provided $176.8 million in net cash. Investing activities used $1.5 billion in net cash, primarily reflecting an increase in loans. Financing activities provided $1.4 billion in net cash, primarily reflecting a net increase in deposits of $1.0 billion and an increase in net borrowings of $389.4 million.

Deposits

Deposits are our primary source of funds. Average total deposits increased by $0.6 million, or 9.0%, to $6.8 billion in 2022 from $6.2 billion in 2021 and increased $0.4 million, or 6.9%, to $6.2 billion in 2021 from $5.8 billion in 2020. The increase in total average deposits in 2022 and 2021 was attributable to organic growth. The following table sets forth the year-to-date average balances and weighted average rates for various types of deposits for 2022, 2021 and 2020.

	2022		2021		2020
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,612,040	-	$1,454,148	-	$1,195,547	-
Demand, interest-bearing & NOW	3,284,866	0.80%	3,081,899	0.29%	2,583,590	0.66%
Savings	417,907	0.70%	369,866	0.31%	236,318	0.27%
Time	1,449,826	1.47%	1,300,270	1.14%	1,792,568	1.94%
Average Total Deposits	$6,764,639	0.75%	$6,206,183	0.52%	$5,808,023	0.90%

The following table sets forth the distribution of total deposit accounts, by account types for each of the dates indicated.

	December 31, 2022		December 31, 2021
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$1,501,614	20.4%	$1,617,049	25.5%
Demand, interest-bearing & NOW	3,085,613	41.9%	3,127,350	49.4%
Savings	375,205	5.1%	438,445	6.9%
Time	2,394,190	32.5%	1,150,109	18.2%
Total Deposits	$7,356,622	100.0%	$6,332,953	100.0%

As of December 31, 2022, we held $591.8 million of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit, which was an increase of $341.3 million from $250.5 million as of December 31, 2021. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
	(dollars in thousands)
3 months or less	$147,761	$71,293
Over 3 to 6 months	103,074	69,394
Over 6 to 12 months	213,961	63,549
Over 12 months	126,984	46,288
Total	$591,780	$250,524

Federal Home Loan Bank Advances

Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2022, the Company had a gross carrying value of $857.6 million, excluding a net fair value discount of $80 thousand, in notes outstanding at a weighted average interest rate of 4.32%. As of December 31, 2021, the Company had a gross carrying value of $468.3 million, excluding a net fair value discount of $120 thousand, in notes outstanding at a weighted average interest rate of 0.73%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations as of December 31, 2022 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

					Over 5
	Total	Less than 1 year	1 – 3 years	4 – 5 years	years
	(dollars in thousands)
December 31, 2022
Contractual obligations:
Operating lease obligations	$12,313	$2,958	$4,561	$3,434	$1,360
Other contractual obligations:
Time Deposits	2,395,643	1,571,746	614,278	209,619	-
Federal Home Loan Bank advances and repurchase agreements	857,702	830,000	25,000	2,050	652
Finance lease	1,733	323	706	704	-
Subordinated debentures, net of debt issuance costs	153,255	-	-	-	153,255
Total other contractual obligations	3,408,333	2,402,069	639,984	212,373	153,907
Other commercial commitments – off-balance sheet:
Commitments under commercial loans and lines of credit	662,515	394,442	231,345	1,000	35,728
Home equity and other revolving lines of credit	54,302	8,935	11,886	20,047	13,434
Outstanding commercial mortgage loan commitments	433,034	209,925	195,631	2,984	24,494
Standby letters of credit	20,770	18,739	2,031	-	-
Overdraft protection lines	905	461	-	186	258
Total other commercial commitments-off balance sheet	1,171,526	632,502	440,893	24,217	73,914
Total contractual obligations and other commitments	$4,592,172	$3,037,529	$1,085,438	$240,024	$229,181

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

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) as of December 31, 2022 amounted to $1.0 billion or 10.7% of average total assets. As of December 31, 2021, the Company’s Tier 1 leverage capital amounted to $909.6 million or 11.7% of average total assets. The increase in Tier 1 capital reflects the Company’s retained earnings during 2022.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. As of December 31, 2022, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 10.30%, 11.66% and 14.45%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 15 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of December 31, 2022 was 7.26%.

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

During January 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain accredited investors. The net proceeds from the sale of the Notes were used in the first quarter of 2018 for general corporate purposes, which included the Parent Corporation contributing $65 million of the net proceeds to the Bank in the form of debt and common equity. The Notes were non-callable for five years, have a stated maturity of February 1, 2028 and bear interest at a rate that resets quarterly to then current three-month LIBOR rate plus 284 basis points.  The 2018 Notes were redeemed in full on February 1, 2023.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”).  As of December 31, 2020, the 2015 Notes had a stated maturity of July 1, 2025, and bore interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2020, the variable interest rate was 4.16%, all costs related to 2015 issuance had been amortized and the 2015 Notes were redeemed in full on January 1, 2021.

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

Shareholders and the Board of Directors of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1a to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of ASC 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses – Qualitative Loss Factors on Commercial and Commercial Real Estate Loans

As described in Note 1a to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2022, the allowance for credit losses (“ACL”) on loans was $90,513,000.

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

For pooled loans, the Company utilizes a discounted cash flow (”DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology combines probability of default, the loss given default, and prepayment speed assumptions to estimate a reserve for each loan. The quantitative loss rates are adjusted by macroeconomic scenarios and reverts, on a straight-line basis, to average historical losses after the forecasted periods. The sum of all the loan level reserves is aggregated for each portfolio segment and a quantitative loss factor is derived. The quantitative factors are also supplemented by certain qualitative loss factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative loss factors, for each loan segment within the portfolio, incorporate consideration for a minimum to maximum range for qualitative loss factor derived from either the Company’s historical loss experience or peer group historical loss experience. Changes in these assumptions could have a material effect on the Company’s financial results.

We identified auditing the qualitative component of the ACL on pooled loans in the commercial and commercial real estate loan segments as a critical audit matter because the methodology to determine the estimate of credit losses uses subjective judgments by management and is subject to material variability.

Performing audit procedures to evaluate the qualitative loss factors on the commercial and commercial real estate loan segments involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel including the use of internal specialists.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:
o	Methodology and accounting policies.

o	Data inputs, judgments and calculations used to determine the qualitative loss factors.

o	Information technology general controls and application controls.

o	Management’s evaluation of qualitative loss factors.

●	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on pooled loans, which included:
o	Evaluating the appropriateness of the Company’s accounting policies, judgments and elections.

o	Testing the mathematical accuracy of the calculation.

o

Testing the completeness and accuracy of data used in the calculation including utilizing internal specialists to assist in testing the mathematical accuracy of the underlying peer data used to develop the maximum loss factors.

o

Evaluating the reasonableness of management’s judgments related to qualitative loss factors to determine if they are calculated to conform with management’s policies and were consistently applied period over period.

                                                                                                                                                                                                                        /s/ Crowe LLP

We have served as the Company's auditor since 2014.

Livingston, New Jersey

February 24, 2023

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2022	2021
(in thousands, except share data)
ASSETS
Cash and due from banks	$61,629	$54,352
Interest-bearing deposits with banks	206,686	211,184
Cash and cash equivalents	268,315	265,536

Investment securities	634,884	534,507
Equity securities	15,811	13,794

Loans held-for-sale	13,772	250

Loans receivable	8,099,689	6,828,622
Less: Allowance for credit losses - loans	90,513	78,773
Net loans receivable	8,009,176	6,749,849

Investment in restricted stock, at cost	46,604	27,826
Bank premises and equipment, net	27,800	29,032
Accrued interest receivable	46,062	34,152
Bank owned life insurance	231,328	195,731
Right of use operating lease assets	10,179	11,017
Other real estate owned	264	-
Goodwill	208,372	208,372
Core deposit intangibles	7,312	8,997
Other assets	125,069	50,417
Total assets	$9,644,948	$8,129,480
LIABILITIES
Deposits:
Noninterest-bearing	$1,501,614	$1,617,049
Interest-bearing	5,855,008	4,715,904
Total deposits	7,356,622	6,332,953
Borrowings	857,622	468,193
Subordinated debentures, net of debt issuance costs	153,255	152,951
Operating lease liabilities	11,397	12,417
Other liabilities	87,301	38,754
Total liabilities	8,466,197	7,005,268

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value;
$1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of December 31, 2022 and as of December 31, 2021; outstanding 115,000 shares as of December 31, 2022 and as of December 31, 2021	110,927	110,927
Common stock, no par value:
Authorized 100,000,000 shares; issued 41,942,149 shares as of December 31, 2022 and 41,820,008 shares as of December 31, 2021; outstanding 39,243,123 shares as of December 31, 2022 and 39,568,090 as of December 31, 2021	586,946	586,946
Additional paid-in capital	30,126	27,246
Retained earnings	535,915	440,169
Treasury stock, at cost 2,699,026 shares as of December 31, 2022 and 2,251,918 shares as of December 31, 2021	(52,799)	(39,672)
Accumulated other comprehensive loss	(32,364)	(1,404)
Total stockholders’ equity	1,178,751	1,124,212
Total liabilities and stockholders’ equity	$9,644,948	$8,129,480

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021	2020
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$352,993	$293,546	$296,611
Interest and dividends on investment securities:
Taxable	12,712	4,413	6,456
Tax-exempt	3,893	2,403	2,797
Dividends	1,655	971	1,642
Interest on federal funds sold and other short-term investments	2,493	405	694
Total interest income	373,746	301,738	308,200
Interest expense:
Deposits	50,561	24,768	52,386
Borrowings	21,066	14,092	17,823
Total interest expense	71,627	38,860	70,209
Net interest income	302,119	262,878	237,991
Provision for (reversal of) credit losses	17,750	(5,500)	41,000
Net interest income after provision for credit losses	284,369	268,378	196,991
Noninterest income:
Deposit, loan and other income	7,472	6,617	7,077
Income on bank owned life insurance	5,597	4,771	5,007
Net gains on sale of loans held-for-sale	1,695	3,807	2,085
Gain on sale of branches	-	674	-
Net (losses) gains on equity securities	(1,521)	(373)	202
Net gains on sale/redemption of investment securities	-	195	29
Total noninterest income	13,243	15,691	14,400
Noninterest expense:
Salaries and employee benefits	81,289	64,341	58,877
Occupancy and equipment	9,865	11,638	13,882
FDIC insurance	2,881	2,665	4,002
Professional and consulting	8,053	8,286	7,383
Marketing and advertising	1,692	1,318	1,200
Information technology and communications	11,108	11,267	6,008
Merger expenses	-	-	14,640
Amortization of core deposit intangible	1,685	1,981	2,559
Net periodic pension income	(572)	(269)	(119)
Increase in value of acquisition price	1,516	-	2,333
Other expenses	8,871	7,784	10,236
Total noninterest expenses	126,388	109,011	121,001
Income before income tax expense	171,224	175,058	90,390
Income tax expense	46,013	44,705	19,101
Net income	125,211	130,353	71,289
Preferred dividends	6,037	1,717	-
Net income available to common stockholders	$119,174	$128,636	$71,289
Earnings per common share:
Basic	$3.03	$3.24	$1.80
Diluted	3.01	3.22	1.79

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
(dollars in thousands)

Net income	$125,211	$130,353	$71,289
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(86,240)	(11,109)	7,005
Tax effect	24,949	2,914	(1,847)
Net of tax	(61,291)	(8,195)	5,158
Reclassification adjustment for realized gains included in net income	-	(195)	(29)
Tax effect	-	48	6
Net of tax	-	(147)	(23)
Unrealized gains (losses) on cash flow hedges	46,181	3,593	(3,423)
Tax effect	(13,960)	(1,012)	962
Net of tax	32,221	2,581	(2,461)
Reclassification adjustment for (gains) losses arising during this period	(3,243)	1,873	1,577
Tax effect	976	(528)	(443)
Net of tax	(2,267)	1,345	1,134
Unrealized pension plan gains (losses):
Unrealized pension plan gains (losses) before reclassifications	343	-	(112)
Tax effect	(12)	-	31
Net of tax	331	-	(81)
Reclassification adjustment for realized losses included in net income	66	299	301
Tax effect	(20)	(84)	(84)
Net of tax	46	215	217
Total other comprehensive (loss) income	(30,960)	(4,201)	3,944
Total comprehensive income	$94,251	$126,152	$75,233

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total
			Additional Paid	Retained		Comprehensive	Stockholders’
	Preferred Stock	Common Stock	In Capital	Earnings	Treasury Stock	Income (Loss)	Equity
(in thousands, except share and per share data)
Balance as of January 1, 2020	$-	$468,571	$21,344	$271,782	$(29,360)	$(1,147)	$731,190
Net income	-	-	-	71,289	-	-	71,289
Other comprehensive income, net of tax	-	-	-	-	-	3,944	3,944
Cash dividends declared on common stock ($0.27 per share)	-	-	-	(11,120)	-	-	(11,120)
Repurchase of stock (54,693 shares)	-	-	-	-	(911)	-	(911)
Net shares issued in satisfaction of deferred stock units earned (16,541 shares)	-	-	-	-	-	-	-
Exercise of stock options (35,413 shares)	-	-	233	-	-	-	233
Restricted stock grants, net of forfeitures (89,879 shares)	-	-	-	-	-	-	-
Stock grants issued (1,340 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,402 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(639)	-	-	-	(639)
Stock issued (4,602,450 shares) in acquisition of Bancorp of New Jersey	-	118,375	-	-	-	-	118,375
Stock-based compensation expense	-	-	2,949	-	-	-	2,949
Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021, as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	130,353	-	-	130,353
Other comprehensive loss, net of tax	-	-	-	-	-	(4,201)	(4,201)
Cash dividends declared on preferred stock ($0.371875 per share)	-	-	-	(1,717)	-	-	(1,717)
Cash dividends declared on common stock ($0.48 per share)	-	-	-	(17,493)	-	-	(17,493)
Exercise of stock options (14,247 shares)	-	-	106	-	-	-	106
Restricted stock grants, net of forfeitures (44,836 shares)	-	-	-	-	-	-	-
Stock grants (4,981 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of stock (330,541 shares)	-	-	-	-	(9,401)	-	(9,401)
Proceeds from preferred stock issuance, net of costs (115,000 shares)	110,927	-	-	-	-	-	110,927
Stock-based compensation expense	-	-	4,536	-	-	-	4,536
Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	125,211	-	-	125,211
Other comprehensive loss, net of tax	-	-	-	-	-	(30,960)	(30,960)
Cash dividends declared on preferred stock ($1.3125 per share)	-	-	-	(6,037)	-	-	(6,037)
Cash dividends declared on common stock ($0.595 per share)	-	-	-	(23,428)	-	-	(23,428)
Exercise of stock options (15,086 shares)	-	-	124	-	-	-	124
Restricted stock grants, net of forfeitures (53,169 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350) shares	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(2,133)	-	-	-	(2,133)
Repurchase of stock (447,108 shares)	-	-	-	-	(13,127)	-	(13,127)
Stock-based compensation expense	-	-	4,889	-	-	-	4,889
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

.	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$125,211	$130,353	$71,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,863	3,757	4,244
Provision for (reversal of) credit losses	17,750	(5,500)	41,000
Amortization of intangibles	1,685	1,980	2,559
Net accretion of loans	(3,178)	(5,350)	(6,687)
Accretion on bank premises	(49)	(73)	(90)
Accretion on deposits	(777)	(2,224)	(4,301)
Amortization (accretion) on borrowings	40	(36)	(183)
Net deferred income tax (benefit) expense	(403)	16	(7,495)
Stock-based compensation	4,889	4,536	2,949
Gains on sales/redemptions of investment securities, net	-	(195)	(29)
Change in fair value of equity securities, net	1,521	373	(202)
Gain on sale of loans held-for-sale, net	(1,695)	(3,807)	(2,085)
Gain on sale of branches	-	(674)	-
Net losses on disposition of other fixed assets	22	65	-
Gain (loss) on sale of other real estate owned	6	(18)	-
Loans originated for resale	(21,128)	(51,669)	(63,114)
Proceeds from sale of loans held-for-sale	28,341	72,233	80,323
Increase in cash surrender value of bank owned life insurance	(5,597)	(4,771)	(4,793)
Amortization of premiums and accretion of discounts on investments securities, net	2,155	5,966	5,506
Amortization of subordinated debt issuance costs	304	303	323
(Increase) decrease in accrued interest receivable	(11,910)	1,165	(11,458)
Net change in operating leases	(182)	(769)	41
(Increase) decrease in other assets	(12,413)	46,086	(22,498)
Increase (decrease) in other liabilities	48,322	10,526	(4,174)
Net cash provided by operating activities	176,777	202,273	81,125
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(339,059)	(349,500)	(338,087)
Sales	-	-	19,624
Maturities, calls and principal repayments	150,287	285,873	256,782
Net (purchases)/redemptions of restricted investment in bank stocks	(18,778)	(2,727)	5,362
Purchases of equity securities	(3,538)	(780)	(2,000)
Loans held-for-sale payments	54	38	1,186
Net increase in loans	(1,292,938)	(596,389)	(329,210)
Cash flow hedge premium payment	(6,965)	-	-
Purchases of premises and equipment	(3,301)	(2,783)	(2,199)
Purchases of bank owned life insurance	(30,000)	(25,000)	(25,000)
Proceeds from life insurance death benefits	-	-	1,794
Proceeds from disposition of fixed assets	697	113	-
Proceeds from sale of branches	-	974	-
Cash and cash equivalents acquired in acquisitions, net	-	-	87,391
Proceeds from sale of other real estate owned	309	321	992
Net cash used in investing activities	(1,543,232)	(689,860)	(323,365)
Cash flows from financing activities
Net increase in deposits	1,024,446	375,953	410,605
(Repayment of) increase in subordinated debt	-	(50,000)	73,440
Advances of FHLB borrowings	4,203,181	340,000	1,526,489
Repayments of FHLB borrowings	(3,813,792)	(297,725)	(1,650,387)
Cash dividends paid on preferred stock	(6,037)	(1,717)	-
Cash dividends paid on common stock	(23,428)	(17,493)	(14,317)
Proceeds from preferred stock offering	-	110,927	-
Purchase of treasury stock	(13,127)	(9,401)	(911)
Proceeds from exercise of stock options	124	106	233
Share redemption for tax withholdings on performance units and deferred stock units earned	(2,133)	(1,283)	(639)
Net cash provided by financing activities	1,369,234	449,367	344,513

Net change in cash and cash equivalents	2,779	(38,220)	102,273
Cash and cash equivalents at beginning of period	265,536	303,756	201,483
Cash and cash equivalents at end of period	$268,315	$265,536	$303,756
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$67,850	$41,787	$74,701
Income taxes paid	49,234	45,431	26,548
Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$579	$304	$-
Transfer of loans held-for-sale to loans held-for-investment	8,043	4,293	10,995
Transfer of loans held-for-investment to loans held-for-sale	27,137	16,628	26,548

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

Risks and Uncertainties

As previously disclosed, on March 11, 2020 the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to impact the United States and the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Although economic activity  accelerated during 2022 the COVID pandemic and changes to peoples’ patterns of work and spending may  have an adverse impact on the economies and financial markets of many countries and parts of the United States, including the New Jersey/New York metropolitan area in which the Company primarily operates. COVID-19 could impact the Company’s operations in the future. Although state and local governments have lifted restrictions on conducting business, it is possible that restrictions could be reimposed.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies (continued)

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, although banks have continued to submit certain rates for the calculation of LIBOR in 2022, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator . Similarly, banking regulators in the United States have required insured depository institutions in the United States to cease originating loans using LIBOR as a rate index as of December 31, 2021, and in March 2022 Congress adopted legislation providing for the replacement of LIBOR indexes in contracts without fall back language with the Secured Overnight Financing Rate ("SOFR"), and for the Federal Reserve to adopt regulation by September of 2022 implementing this change. Although the Bank ceased using LIBOR as an index for loans it originates, it is unclear at this time what effect these changes may have on the values of loans and liabilities held or owed by the Bank whose interest rates are or were tied to LIBOR. Uncertainty surrounding the phase out  of LIBOR may adversely affect the value of, and the return on our loans, and our investment securities.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

For available-for-sale investment securities which are in an unrealized loss position, the Company will first assess whether we intend to sell, or it is more likely than not, that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For available-for-sale investment securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

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

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Fair value on these loans is determined based on the terms of the loan, such as interest rate, maturity date, and reset term, as well as sales of similar assets.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Loans that are 90 days past due are placed on nonaccrual and previously accrued interest is reversed and charged against interest income unless the loans are both well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In certain cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for credit losses and loans individually evaluated for credit losses.

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

The policy of the Company is to generally grant commercial, residential and consumer loans to residents and businesses within the market-areas served by its offices in New Jersey, New York and Florida. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for credit losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Company’s loans.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Expected credit losses of financial assets are measured on a collective (pool) basis when similar risk characteristic(s) exist. If the Company determines that a financial asset does not share risk characteristics with other financial assets, the Company will evaluate the financial asset for expected credit losses on an individual basis. Financial assets are assessed once, either through collective assessments or individual assessments. Standard expected losses are evaluated on a collective, or pool, basis when financial assets share similar risk characteristics. For pooled loan segments, utilizing a quantitative analysis, the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. In the absence of relevant and reliable internal data, probability of default and loss given default rates are determined using peer data. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount. Financial assets may be segmented based on one characteristic, or a combination of characteristics. Examples of risk characteristics relevant to the Company’s evaluation included, but were not limited to: (1) Internal or external credit scores or credit ratings, (2) Risk ratings or classifications, (3) Financial asset type, (4) Collateral type, (5) Size, (6) Effective interest rate, (7) Term, (8) Geographical location, (9) Industry of the borrower and (10) Vintage.

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

The Bank evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. The Company evaluates the pooling methodology at least annually. Loans transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner. A loan is considered for individual analysis when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by the Company in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments, when due.

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

 For collateral dependent loans, when it is determined that a foreclosure is probable, the allowance for credit losses is determined on a loan level basis using the fair value of the collateral as of the reporting date, less estimated disposition costs (“net fair value”), which will ensure that the credit loss is not delayed until the time at which the actual foreclosure takes place. In the event that this fair value is less than then amortized cost basis of these specific loans, the Company will recognize the difference between the net fair value at the reporting date and the amortized cost basis in the allowance for credit losses. If the fair value of the collateral has increased as of the evaluation date, the increase in the fair value of the collateral is reflected through a reduction in the allowance for credit losses. Adjustments for estimated disposition costs are not appropriate when the repayment of a collateral-dependent loan is expected from the operation of the collateral. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows is adjusted to incorporate expected prepayments, if applicable.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Purchased Credit-Deteriorated Loans

Loans acquired in a business combination that have experienced a more-than-significant deterioration in credit quality since origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium, which is recognized through interest income on a level-yield basis over the lives of the related loans. All loans considered to be purchased credit-impaired (PCI) prior to the adoption of ASU 2016-13 were converted to PCD upon adoption.

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

Derivatives

The Company’s quantitative analysis also considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis, to average historical economic driver conditions. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

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

Treasury Stock

Subject to certain regulatory limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the year ended December 31, 2022 and December 31, 2021, the Parent Corporation repurchased 447,108 and 330,541 shares, respectively, under a board-approved share repurchase program.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary as of the years ended December 31, 2022, 2021 and 2020.

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2021 and 2020 to conform to the classifications presented in 2022. Such reclassifications had no impact on net income or stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1b – Authoritative Accounting Guidance

Adoption of New Accounting Standards in 2023

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (“CECL”) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13”). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2022-02 did not have a material effect on the Company’s consolidated financial statements.

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

	Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Net income available to common stockholders	$119,174	$128,636	$71,289
Earnings allocated to participating securities	(287)	(313)	(356)
Income attributable to common stock	$118,887	$128,323	$70,933
Weighted average common shares outstanding, including participating securities	39,355	39,723	39,643
Weighted average participating securities	(95)	(97)	(131)
Weighted average common shares outstanding	39,260	39,626	39,512
Incremental shares from assumed conversions of options, deferred stock units, performance units and restricted stock	216	260	132
Weighted average common and equivalent shares outstanding	39,476	39,886	39,644
Earnings per common share:
Basic	$3.03	$3.24	$1.80
Diluted	3.01	3.22	1.79

There were no antidilutive common share equivalents as of December 31, 2022, 2021 and 2020.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities

The Company’s investment securities are classified as available-for-sale as of December 31, 2022 and December 31, 2021. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2022 and December 31, 2021. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 20 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of investment securities available-for-sale as of December 31, 2022 and 2021.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2022
Investment securities available-for-sale
Federal agency obligations	$54,889	$-	$(10,439)	$44,450
Residential mortgage pass-through securities	475,263	178	(57,863)	417,578
Commercial mortgage pass-through securities	25,485	-	(4,381)	21,104
Obligations of U.S. states and political subdivisions	157,247	111	(14,462)	142,896
Corporate bonds and notes	7,000	-	(26)	6,974
Asset-backed securities	1,673	-	(33)	1,640
Other securities	242	-	-	242
Total securities available-for-sale	$721,799	$289	$(87,204)	$634,884

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2021
Investment securities available-for-sale
Federal agency obligations	$50,336	$649	$(625)	$50,360
Residential mortgage pass-through securities	317,111	1,868	(2,884)	316,095
Commercial mortgage pass-through securities	10,814	118	(463)	10,469
Obligations of U.S. states and political subdivisions	145,045	1,562	(982)	145,625
Corporate bonds and notes	8,968	81	-	9,049
Asset-backed securities	2,563	3	(2)	2,564
Certificates of deposit	150	-	-	150
Other securities	195	-	-	195
Total securities available-for-sale	$535,182	$4,281	$(4,956)	$534,507

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

Investment securities having a carrying value of approximately $157 million and $71 million as of December 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2022, and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investment securities available-for-sale as of December 31, 2022, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2022
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$5,453	$5,451
Due after one year through five years	4,106	4,082
Due after five years through ten years	2,247	2,244
Due after ten years	209,003	184,183
Residential mortgage pass-through securities	475,263	417,578
Commercial mortgage pass-through securities	25,485	21,104
Other securities	242	242
Total securities available-for-sale	$721,799	$634,884

Gross gains and losses from the sales and redemptions of investment securities for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Proceeds	$-	$5,185	$19,624
Gross gains on sale/redemption of investment securities	$-	$195	$29
Gross losses on sale/redemption of investment securities	-	-	-
Net gains on sales/redemptions of investment securities	-	195	29
Tax provision on net gains	-	(48)	(6)
Net gains on sale/redemption of investment securities, after tax	$-	$147	$23

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate gross unrealized losses for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of December 31, 2022 and December 31, 2021.

	December 31, 2022
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligation	$44,451	$(10,439)	$20,517	$(1,831)	$23,934	$(8,608)
Residential mortgage pass-through securities	403,039	(57,863)	218,918	(13,869)	184,121	(43,994)
Commercial mortgage pass-through securities	21,105	(4,381)	14,523	(2,304)	6,582	(2,077)
Obligations of U.S. states and political subdivisions	133,265	(14,462)	47,446	(3,404)	85,819	(11,058)
Corporate bonds and notes	4,973	(26)	4,973	(26)	-	-
Asset-backed securities	1,640	(33)	1,048	(16)	592	(17)
Total temporarily impaired securities	$608,473	$(87,204)	$307,425	$(21,450)	$301,048	$(65,754)

	December 31, 2021
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligation	$28,974	$(625)	$28,974	$(625)	$-	$-
Residential mortgage pass-through securities	246,396	(2,884)	214,701	(2,111)	31,695	(773)
Commercial mortgage pass-through securities	8,370	(463)	4,682	(75)	3,688	(388)
Obligations of U.S. states and political subdivisions	89,473	(982)	89,473	(982)	-	-
Asset-backed securities	802	(2)	802	(2)	-	-
Total temporarily impaired securities	$374,015	$(4,956)	$338,632	$(3,795)	$35,383	$(1,161)

On January 1, 2021, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of December 31, 2022. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of December 31, 2022 and December 31, 2021, totaled $2.4 million and $1.6 million, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2022.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, net of deferred fees, as of December 31, 2022 and December 31, 2021:

	2022	2021
	(dollars in thousands)
Commercial (1)	$1,472,734	$1,299,428
Commercial real estate	5,795,228	4,741,590
Commercial construction	574,139	540,178
Residential real estate	264,748	255,269
Consumer	2,312	1,886
Gross loans	8,109,161	6,838,351
Net deferred fees	(9,472)	(9,729)
Loans receivable	$8,099,689	$6,828,622

(1)

Included in commercial loans as of December 31, 2022 and  December 31, 2021 were Paycheck Protection Program (“PPP”) loans of $11.4 million and $93.1 million, respectively. These loans are 100% federally guaranteed and currently not subject to any allocation of allowance for credit losses.

As of December 31, 2022, and 2021, loan balances of approximately $2.7 billion and $2.5 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

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

•

Payment on commercial real estate is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2022 and December 31, 2021:

	2022	2021
	(dollars in thousands)
Commercial	$13,473	$-
Residential real estate	299	250
Total carrying amount	$13,772	$250

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an allowance for credit loss (“ACL”) as of December 31, 2022 and December 31, 2021 and nonaccrual loans without an ACL as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$23,512	$1,745	$25,257
Commercial real estate	10,220	6,597	16,817
Residential real estate	604	1,776	2,380
Total	$34,336	$10,118	$44,454

	December 31, 2021
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$28,746	$1,316	$30,062
Commercial real estate	15,362	10,031	25,393
Commercial construction	-	3,150	3,150
Residential real estate	1,239	1,856	3,095
Total	$45,347	$16,353	$61,700

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. As of December 31, 2022, our loans based on year of origination and risk designation are as follows (dollars in thousands):

	Term loans amortized cost basis by origination year
							Revolving	Total
	2022	2021	2020	2019	2018	Prior	Loans	Gross Loans
Commercial
Pass	$301,636	$305,721	$47,952	$28,177	$52,950	$127,739	$550,483	$1,414,658
Special mention	-	-	-	583	26	8,551	3,292	12,452
Substandard	7,615	146	15	1,769	11,214	22,596	2,269	45,624
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$309,251	$305,867	$47,967	$30,529	$64,190	$158,886	$556,044	$1,472,734

Commercial Real Estate
Pass	$1,571,751	$1,608,023	$382,987	$358,578	$375,886	$987,982	$401,365	$5,686,572
Special mention	3,040	-	-	-	-	37,774	8,839	49,653
Substandard	-	1,929	-	6,526	19,138	23,287	8,123	59,003
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$1,574,791	$1,609,952	$382,987	$365,104	$395,024	$1,049,043	$418,327	$5,795,228

Commercial Construction
Pass	$8,615	$7,605	$6,720	$508	$-	$-	$542,460	$565,908
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	8,231	8,231
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$8,615	$7,605	$6,720	$508	$-	$-	$550,691	$574,139

Residential Real Estate
Pass	$45,926	$25,318	$24,409	$21,557	$20,284	$78,314	$41,468	$257,276
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	3,379	4,093	7,472
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$45,926	$25,318	$24,409	$21,557	$20,284	$81,693	$45,561	$264,748

Consumer
Pass	$2,219	$-	$9	$-	$-	$2	$82	$2,312
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$2,219	$-	$9	$-	$-	$2	$82	$2,312

Total
Pass	$1,930,147	$1,946,667	$462,077	$408,820	$449,120	$1,194,037	$1,535,858	$7,926,726
Special mention	3,040	-	-	583	26	46,325	12,131	62,105
Substandard	7,615	2,075	15	8,295	30,352	49,262	22,716	120,330
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$1,940,802	$1,948,742	$462,092	$417,698	$479,498	$1,289,624	$1,570,705	$8,109,161

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of December 31, 2022 and 2021:

	December 31, 2022
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$5,352	$22,517	$27,869
Commercial real estate	52,477	-	52,477
Commercial construction	8,232	-	8,232
Residential real estate	5,864	-	5,864
Total	$71,925	$22,517	$94,442

	December 31, 2021
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,385	$26,182	$32,567
Commercial real estate	55,244	-	55,244
Commercial construction	13,196	-	13,196
Residential real estate	8,856	-	8,856
Total	$83,681	$26,182	$109,863

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding the effect of net deferred fees, which are past due as of December 31, 2022 and  December 31, 2021 (dollars in thousands):

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$306	$-	$-	$25,257	$25,563	$1,447,171	$1,472,734
Commercial real Estate	90	-	5,591	16,817	22,498	5,772,730	5,795,228
Commercial construction	-	-	-	-	-	574,139	574,139
Residential real Estate	1,569	-	-	2,380	3,949	260,799	264,748
Consumer	-	-	-	-	-	2,312	2,312
Total	$1,965	$-	$5,591	$44,454	$52,010	$8,057,151	$8,109,161

The 90 days or greater past due and still accruing category reflects purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

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

The 90 days or greater past due and still accruing category reflects purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

The following tables detail the amount of gross loans that are individually evaluated for impairment, collectively evaluated for impairment, and loans acquired with deteriorated quality, and the related portion of the allowance for credit losses for loans that are allocated to each loan portfolio segment.

	December 31, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated	$7,426	$1,003	$-	$50	$-	$8,479
Collectively evaluated	19,319	50,818	3,718	4,093	7	77,955
Acquired with deteriorated credit quality individually analyzed	2,158	1,921	-	-	-	4,079
Total	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Gross loans
Individually evaluated	$30,994	$46,886	$8,232	$5,864	$-	$91,976
Collectively evaluated	1,436,866	5,742,751	565,907	258,884	2,312	8,006,720
Acquired with deteriorated credit quality individually analyzed	4,874	5,591	-	-	-	10,465
Total	$1,472,734	$5,795,228	$574,139	$264,748	$2,312	$8,109,161

	December 31, 2021
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated	$15,131	$955	$-	$131	$-	$16,217
Collectively evaluated	8,561	42,713	3,580	3,497	7	58,358
Acquired with deteriorated credit quality individually analyzed	2,277	1,921	-	-	-	4,198
Total	$25,969	$45,589	$3,580	$3,628	$7	$78,773

Gross loans
Individually evaluated	$33,726	$49,310	$13,196	$5,717	$-	$101,949
Collectively evaluated	1,260,537	4,686,346	526,982	246,413	1,886	6,722,164
Acquired with deteriorated credit quality individually analyzed	5,165	5,934	-	3,139	-	14,238
Total	$1,299,428	$4,741,590	$540,178	$255,269	$1,886	$6,838,351

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

A summary of the activity in the allowance for credit losses for loans by loan segment is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(dollars in thousands)
Balance as of January 1, 2022	$25,969	$45,589	$3,580	$3,628	$7	$-	$78,773
Charge-offs	(2,612)	(2,819)	-	(9)	(3)	-	(5,443)
Recoveries	54	-	-	63	-	-	117
Provision for credit losses	5,492	10,972	138	461	3	-	17,066
Balance as of December 31, 2022	$28,903	$53,742	$3,718	$4,143	$7	$-	$90,513

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

As of December 31, 2022, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due 90 days or greater and still accruing interest, or whose terms have been modified in a TDR.

As of December 31, 2022, TDRs totaled $75.1 million, of which $23.7 million were on nonaccrual status and $51.4 million were classified as accruing and were performing under their restructured terms. As of December 31, 2021, TDRs totaled $79.5 million, of which $35.9 million were on nonaccrual status and $43.6 million were classified as accruing and were performing under their restructured terms. The Company has allocated $4.2 million and $10.4 million of specific allowance related to TDRs as of December 31, 2022 and December 31, 2021, respectively. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2022, 2021 and 2020.

The following table presents loans by class modified as TDRs during the year ended December 31, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial	2	$633	$633
Commercial real estate	3	12,083	11,583
Residential real estate	3	949	949
Total	8	$13,665	$13,165

The loans modified as TDRs during the year ended December 31, 2022 included maturity extensions and interest rate reductions.  One of the commercial real estate loans included a one-time principal paydown of $500,000 at the time of modification.  The eight loans modified during the year ended December 31, 2022 resulted in a $0.3 million increase to the allowance for credit losses at the time of their modification.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

The following table presents loans by class modified as TDRs during the year ended December 31, 2021

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

The following table presents loans by class modified as TDRs during the year ended December 31, 2020:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision is recorded within the (reversal of) provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the year ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Balance as of beginning of period	$2,351	$-
Day 1 Effect of CECL	-	2,833
Provision for (reversal of) credit losses - unfunded commitments	684	(482)
Balance as of end of period	$3,035	$2,351

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) provision for credit losses for the year ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Provision for (reversal of) credit losses - loans	$17,066	$(5,018)
Provision for (reversal of) credit losses - unfunded commitments	684	(482)
Provision for (reversal of) credit losses	$17,750	$(5,500)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Premises and Equipment

Premises and equipment are summarized as follows December 31, 2022 and 2021 :

	Estimated
	Useful Life
	(Years)	2022	2021
	(dollars in thousands)
Land	-	$6,732	$7,232
Buildings	10-25	9,797	10,509
Furniture, fixtures and equipment	3-7	24,830	24,137
Leasehold improvements	10-20	25,164	27,343
Subtotal		66,523	69,221
Less: accumulated depreciation, amortization and fair value adjustments		38,723	40,189
Total premises and equipment, net		$27,800	$29,032

Depreciation and amortization expense of premises and equipment was $3.9 million, $3.8 million and $4.2 million for 2022, 2021 and 2020, respectively.

Finance Leases: The Company has a lease agreement for a building accounted for as a finance lease. The lease arrangement requires monthly payments through 2028. As of December 31, 2022, the weighted average remaining term for the finance lease was 5.9 years and the weighted average discount rate used in the measurement of finance lease liabilities was 6.0%. Total finance lease costs for the year ended December 31, 2022, was $280 thousand.

The Company has included this lease in premises and equipment as follows December 31, 2022 and 2021 :

	2022	2021
	(dollars in thousands)
Finance lease	$3,423	$3,423
Less: accumulated amortization	2,395	2,224
	$1,028	$1,199

The following is a schedule by year of future minimum lease payments under the finance lease, together with the present value of net minimum lease payments as of December 31, 2022 (dollars in thousands):

2023	$323
2024	353
2025	353
2026	353
2027	353
Thereafter	323
Total minimum lease payments	2,058

Less amount representing interest	325
Present value of net minimum lease payments	$1,733

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Premises and Equipment – (continued)

The Company leases certain premises and equipment under operating leases. As of December 31, 2022, the Company had lease liabilities totaling $11.4 million and right-of-use assets totaling $10.2 million. As of December 31, 2022, the weighted average remaining lease term for operating leases was 5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.8%. Total lease costs for the year ended December 31, 2022 was $3.2 million.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31,
2022
(dollars in thousands)
Lease payments due:
Less than 1 year	$2,958
1 year through less than 2 years	2,422
2 years through less than 3 years	2,139
3 years through less than 4 years	2,043
4 years through 5 years	1,391
After 5 years	1,360
Total undiscounted cash flows	12,313
Impact of discounting	(916)
Total lease liability	$11,397

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

Based upon management’s review through December 31, 2022, the Company’s goodwill was not impaired. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows:

	2022	2021
	(dollars in thousands)
Balance, January 1	$208,372	$208,372
Acquired goodwill	-	-
Impairment	-	-
Balance, December 31	$208,372	$208,372

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Goodwill and Other Intangible Assets – (continued)

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles
December 31, 2022	$18,515	$(11,203)	$7,312
Core deposit intangibles
December 31, 2021	$18,515	$(9,518)	$8,997

Aggregate amortization expense was approximately $1.7 million, $2.0 million and $2.6 million for 2022, 2021 and 2020, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2023	$1,438
2024	1,235
2025	1,116
2026	1,050
2027	989

Note 7 – Deposits

Time Deposits

As of December 31, 2022, and 2021, the Company's total time deposits were $2.4 billion and $1.2 billion, respectively. Included in time deposits were gross nonreciprocal brokered time deposits of $934.9 million and $215.2 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the contractual maturities of these time deposits were as follows (dollars in thousands):

2023	$1,571,746
2024	502,172
2025	112,106
2026	169,440
2027	40,179
Time Deposits (before net discount)	$2,395,643
Fair value net discount	(1,453)
Total Time Deposits (after net discount)	$2,394,190

The amount of time deposits with balances in excess of $250,000 were $591.8 million and $250.5 million as of December 31, 2022 and 2021, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$830,000	4.42%	$390,549	0.56%
1 year through less than 2 years	-	-	50,000	1.84
2 years through less than 3 years	25,000	1.00	-	n/a
3 years through less than 4 years	2,050	2.23	25,000	1.00
4 years through 5 years	326	2.85	2,050	2.23
After 5 Years	326	2.96	714	2.91
FHLB borrowings - (before discount)	857,702	4.32%	468,313	0.73%
Fair value discount	(80)		(120)
FHLB borrowings (after discount)	$857,622		$468,193

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances have fixed rates. The advances as of December 31, 2022 were primarily collateralized by approximately $2.7 billion of commercial mortgage and residential loans, net of required over collateralization amounts, under a blanket lien arrangement. As of December 31, 2022, the Company had remaining borrowing capacity of approximately $498.9 million at the FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate as of December 31, 2022 was 7.26%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of December 31, 2022 and December 31, 2021.

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

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2018 Notes”). The 2018 Notes bore interest at  a rate that  resets quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. Interest on the 2018 Notes was to be  paid on  on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. The 2018 Notes were redeemed in full on February 1, 2023.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2015 Notes”).  As of December 31, 2020, the 2015 Notes had a stated maturity of July 1, 2025, and bore interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 393 basis points. As of December 31, 2020, the variable interest rate was 4.16%, all costs related to 2015 issuance had been amortized and the 2015 Notes were redeemed in full on January 1, 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

The current and deferred amounts of income tax expense for December 2022, 2021 and 2020 are as follows (dollars in thousands):

	2022	2021	2020
Current:
Federal	$33,169	$32,364	$19,590
State	13,247	12,325	7,006
Subtotal	46,416	44,689	26,596
Deferred:
Federal	(3,353)	(110)	(3,881)
State	2,950	126	(3,614)
Subtotal	(403)	16	(7,495)
Income tax expense	$46,013	$44,705	$19,101

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

	2022	2021	2020
Income before income tax expense	$171,224	$175,058	$90,390
Federal statutory rate	21%	21%	21%
Computed “expected” Federal income tax expense	35,957	36,762	18,982
State tax, net of federal tax benefit	13,314	9,127	1,913
162M adjustment	777	-	-
Bank owned life insurance	(1,175)	(1,001)	(1,052)
Tax-exempt interest and dividends	(1,969)	(1,405)	(1,491)
Tax benefits from stock-based compensation	(417)	(261)	157
Other, net	(474)	1,483	592
Income tax expense	$46,013	$44,705	$19,101

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability as of December 31, 2022 and 2021 are presented in the following table:

	2022	2021
	(dollars in thousands)
Deferred tax assets
Allowance for credit losses	$26,901	$23,955
Depreciation	-	205
Pension actuarial losses	1,269	1,301
New Jersey net operating loss	156	3,609
Deferred compensation	3,784	2,786
Unrealized losses on available-for-sale securities	25,141	191
Deferred loan costs, net of fees	2,664	2,163
Finance lease	212	222
Nonaccrual interest	168	62
Operating lease liability	3,424	3,747
Other	4,172	3,703
Total deferred tax assets	$67,891	$41,944
Deferred tax liabilities
Employee benefit plans	$(2,452)	$(2,289)
Purchase accounting	(1,458)	(925)
Depreciation	(381)	-
Prepaid expenses	(1,011)	(288)
Market discount accretion	-	(437)
Unrealized gains on swaps	(13,704)	(941)
Right of use asset	(3,059)	(3,325)
Other	(1,681)	(1,984)
Total deferred tax liabilities	(23,746)	(10,189)
Net deferred tax assets	$44,145	$31,755

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2022 and 2021, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. There are no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

The Company’s federal income tax returns are open and subject to examination from the 2019 tax return year and forward. The Company’s state income tax returns are generally open from the 2018 and later tax return years based on individual state statutes of limitations.

As of December 31, 2022, the Company has $1.7 million in New Jersey net operating loss (NOL).  The NOL is set to expire on December 31, 2040.

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

The following table provides a summary of financial instruments with off-balance sheet risk as of December 31, 2022 and 2021:

	2022	2021
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$662,515	$647,971
Home equity and other revolving lines of credit	54,302	53,180
Outstanding commercial mortgage loan commitments	433,034	514,473
Standby letters of credit	20,770	25,271
Overdraft protection lines	905	973
Total	$1,171,526	$1,241,868

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
	(dollars in thousands)
Balance, January 1	$17,616	$21,534
New loans	1,200	5,250
Repayments	(2,550)	(9,168)
Balance, December 31	$16,266	$17,616

Deposits from principal officers, directors, and their affiliates as of December 31, 2022 and 2021 were $49.7 million and $59.5 million respectively.

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

Note 14 – Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The accumulated other comprehensive gain or loss, on securities and derivatives is not included in computing regulatory capital. Management believes as of December 31, 2022, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2022, and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Stockholders’ Equity and Regulatory Requirements – (continued)

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2022 and 2021, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

					For Classification
					Under Corrective
			Minimum		Action Plan
			Capital Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank			(dollars in thousands)
December 31, 2022
Leverage (Tier 1) capital	$996,013	10.64%	$374,553	4.00%	$468,191	5.00%
Risk-Based Capital:
CET 1	$996,013	11.60	$386,289	4.50	$557,972	6.50
Tier 1	996,013	11.60	515,051	6.00	686,735	8.00
Total	1,117,733	13.02	686,735	8.00	858,419	10.00

December 31, 2021
Leverage (Tier 1) capital	$891,730	11.43%	$312,166	4.00%	$390,207	5.00%
Risk-Based Capital:
CET 1	$891,730	11.96	$335,641	4.50	$484,815	6.50
Tier 1	891,730	11.96	447,522	6.00	596,696	8.00
Total	1,002,753	13.44	596,696	8.00	745,869	10.00

			Minimum Capital		For Classification
			Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company	(dollars in thousands)
December 31, 2022
Leverage (Tier 1) capital	$1,000,577	10.68%	$374,729	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$884,495	10.30	$386,295	4.50	N/A	N/A
Tier 1	1,000,577	11.66	515,061	6.00	N/A	N/A
Total	1,240,047	14.45	686,748	8.00	N/A	N/A

December 31, 2021
Leverage (Tier 1) capital	$909,577	11.65%	$312,194	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$793,495	10.64	$335,648	4.50	N/A	N/A
Tier 1	909,577	12.19	447,531	6.00	N/A	N/A
Total	1,138,350	15.26	596,708	8.00	N/A	N/A

As of December 31, 2022, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Ratio which was 3.16% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.52% above the minimum buffer ratio.

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

				Affected Line Item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated			Consolidated
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)			Statements of Income
	For the Year Ended
	December 31,
(dollars in thousands)	2022	2021	2020
Sale of investment securities available-for-sale	$-	$195	$29	Net gains on sale of investment securities
	-	(48)	(6)	Income tax expense
	-	147	23
Net interest income (expense) on swaps	3,243	(1,873)	(1,577)	Interest income (expense)
	(976)	528	443	Income tax (benefit) expense
	2,267	(1,345)	(1,134)
Amortization of pension plan net actuarial losses	(66)	(299)	(301)	Salaries and employee benefits
	20	84	84	Income tax benefit
	(46)	(215)	(217)
Total reclassification	$2,221	$(1,413)	$(1,328)

Accumulated other comprehensive (loss) income as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(61,775)	$(484)
Cash flow hedge, net of tax	32,360	2,406
Defined benefit pension, net of tax	(2,949)	(3,326)
Total	$(32,364)	$(1,404)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits

Defined Benefit Plans

The Company maintains a frozen, noncontributory pension plan covering employees of the Company prior to the merger with Legacy ConnectOne. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in the form of a ten-year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and are generally equal to 44% of a participant’s highest average compensation over a 5-year period.

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans as of December 31, 2022 and 2021.

	2022	2021
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation as of January 1,	$14,644	$13,476
Interest cost	311	284
Actuarial (gain) loss	(4,657)	1,584
Benefits paid	(981)	(700)
Projected benefit obligation as of December 31,	$9,317	$14,644
Change in Plan Assets:
Fair value of plan assets as of January 1,	$17,604	$15,868
Actual return on plan assets	(3,366)	2,436
Benefits paid	(981)	(700)
Fair value of plan assets as of December 31,	$13,257	$17,604
Funded status	$3,940	$2,960

The accumulated benefit obligation was $9.3 million and $14.6 million as of the year ended December 31, 2022 and 2021, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

Amounts recognized as a component of accumulated other comprehensive loss as of the periods presented that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. As of December 31, 2022, the Company expects to recognize approximately $0.3 million of the net actuarial loss as a component of net periodic pension expense during 2023.

	As of December 31,
	2022	2021
	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income (pre-tax)	$4,219	$4,627

The pre-tax, net periodic pension expense (income) and other comprehensive income for the years ended December 31,  2022, 2021 and 2020 includes the following:

	2022	2021	2020
	(dollars in thousands)
Interest cost	$311	$284	$364
Expected return on plan assets	(949)	(852)	(784)
Net amortization	66	299	301
Total net periodic pension income	$(572)	$(269)	$(119)

Total unrealized (gain) loss recognized in other comprehensive income	(343)	-	112
Realized losses included in net income	(66)	(299)	(301)
Total recognized in net periodic pension income and other comprehensive income	$(981)	$(568)	$(308)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

The following table presents the weighted average assumptions used to determine the pension benefit obligations as of December 31, for the following periods.

	2022	2021
Discount rate	4.92%	2.57%
Rate of compensation increase	N/A	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2023	2022	2021

Discount rate	4.92%	2.57%	2.17%
Expected long-term return on plan assets	6.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2022 and 2021, target allocation, and expected long-term rate of return by asset are as follows:

				Weighted
				Average
		% of Plan	% of Plan	Expected
		Assets –	Assets –	Long-Term
	Target	Year Ended	Year Ended	Rate of
	Allocation	2022	2021	Return
Equity Securities
Domestic	45%	58%	59%	4.5%
International	15	4	5	0.4
Debt and/or fixed income securities	38	35	34	1.5
Cash and other alternative investments, including real estate funds, commodity funds, hedge funds and equity structured notes	2	3	2	0.1
Total	100%	100%	100%	6.5%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets as of December 31, 2022 and 2021, by asset class, are as follows:

	December 31,
	2022	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$262	$262	$-	$-
Equity securities:
U.S. companies	7,611	7,611	-	-
International companies	569	569	-	-
Debt and/or fixed income securities	4,684	4,684	-	-
Commodity funds	95	95	-	-
Real estate funds	36	36	-	-
Total	$13,257	$13,257	$-	$-

	December 31,
	2021	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$178	$178	$-	$-
Equity securities:
U.S. companies	10,551	10,551	-	-
International companies	897	897	-	-
Debt and/or fixed income securities	5,804	5,804	-	-
Commodity funds	111	111	-	-
Real estate funds	63	63	-	-
Total	$17,604	$17,604	$-	$-

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

Cash Flows

Contributions

The Bank does not expect to make a contribution in 2023.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (dollars in thousands):

2023	$738
2024	726
2025	724
2026	728
2027	770
2028 - 2032	3,744

401(k) Plan

The Company maintains a 401(k) plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2014 plan year, the 401(k) plan was amended to provide for a match of 50% of elective contributions, up to 6% of an employee’s contribution. In 2018, the 401 (k) plan was amended to provide for 100% matching of employee contributions up to 5% of employee contributions. For 2022, 2021 and 2020, employer contributions amounted to $2.2 million, $1.6 million and $1.6 million, respectively.

Supplemental Executive Retirement Plan (“SERP”)

During 2019 and in 2021, the Company adopted supplemental executive retirement plans (“SERP’s”) for the benefit of several of its executive officers. Each SERP is a non-qualified plan which provides supplemental retirement benefits to the participating officers of the Company. SERP compensation expense was $1.4 million, $1.0 million and $0.4 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2022. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of December 31, 2022 are approximately 201,715. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock, options and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $4.9 million, $4.5 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020 respectively.

Activity under the Company’s options for the year ended December 31, 2022 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Stock	Exercise	Term	Aggregate
	Options	Price	(in years)	Intrinsic Value
Outstanding as of December 31, 2021	23,766	$9.94
Granted	-	-
Exercised	(15,086)	8.21
Forfeited/cancelled/expired	-	-
Outstanding as of December 31, 2022	8,680	12.95	0.29	$97,673

Exercisable as of December 31, 2022	8,680	$12.95	-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stock Based Compensation - (continued)

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for year ended December 31, 2022 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2021	82,693	$21.78
Granted	53,543	30.76
Vested	(49,931)	23.74
Forfeited/cancelled/expired	(374)	30.99
Nonvested December 31, 2022	85,931	$26.20

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stock Based Compensation – (continued)

As of December 31, 2022, there was approximately $0.8 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned as of December 31, 2021	209,995		$16.18
Awarded	34,874		32.80
Vested shares	(49,604)		20.79
Unearned as of December 31, 2022	195,265	221,541	$17.98

As of December 31, 2022, the specific number of shares related to performance units that were expected to vest was 195,265, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of December 31, 2022, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 221,541. During the year ended December 31, 2022, 49,604 shares vested. A total of 27,254 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the year ended December 31, 2022 were 22,350 shares. As of December 31, 2022, compensation cost of approximately $1.2 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned as of December 31, 2021	136,948	$16.52
Awarded	52,312	32.80
Vested shares	(69,225)	16.13
Unearned as of December 31, 2022	120,035	$23.84

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the year ended December 31, 2022, 69,225 shares vested. A total of 37,842 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the year ended December 31, 2022 were 31,383 shares. As of December 31, 2022, compensation cost of approximately $1.5 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.5 years.

Note 18 – Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. As of December 31, 2022, approximately $259.3 million was available for payment of dividends based on regulatory guidelines.

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

The Company entered into eleven pay fixed-rate interest rate swaps, with a total notional amount of $500 million, all of which were entered into in 2021 and 2022. These are designated as cash flow hedges of current, Federal Home Loan Bank advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.41% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”).  All swaps carry expiration dates on the eleven positions ranging from December 2025 to March 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The Company previously entered into one forward starting interest rate cap spread transaction, with a total notional amount of $150 million, which became effective on October 1, 2022 and matures in October of 2027 and one additional interest rate cap spread transaction, with a total notional amount of $75 million, which became effective in November 2022 and matures in November of 2027.  These are designated as cash flow hedges of brokered certificates of deposits, and the interest rate cap spread is indexed to a benchmark of fed funds with payment required on a monthly basis. The structure of these instruments is such that the Company entered into a total of $225 million in notional amount of sold interest rate cap agreements, in which we are required to pay the counterparty an incremental amount if the index rate exceeds a set cap rate. Simultaneously, the Company purchased a total of $225 million notional amount of interest rate cap agreements in which we receive an incremental amount if the index rate is above a set cap rate.  No payments are required if the index rate is at, or below, the cap rate on the sold or purchased interest rate cap agreements.

Interest expense recorded on these swap and cap transactions totaled approximately $(3.3) million, $1.9 million, and $(1.6) million during 2022, 2021, and 2020 is reported as a component of either interest expense on FHLB Advances and brokered certificates of deposits.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Derivatives (continued)

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31, 2022 and 2021:

2022
	Amount of gain	Amount of (gain)	Amount of gain (loss)
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest expense	(Ineffective Portion)
Interest rate contracts	$46,282	$(3,343)	$-

2021
	Amount of gain	Amount of (gain)	Amount of gain (loss)
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest expense	(Ineffective Portion)
Interest rate contracts	$3,593	$1,873	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of December 31, 2022 and December 31, 2021:

	2022		2021
	Notional		Notional
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Included in other assets/(liabilities):
Interest rate contracts	$950,000	$56,797	$475,000	$3,347

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2022 and December 31, 2021.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2022 and  December 31, 2021 are as follows:

		December 31, 2022
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$44,450	$-	$44,450	$-
Residential mortgage pass-through securities	417,578	-	417,578	-
Commercial mortgage pass-through securities	21,104	-	21,104	-
Obligations of U.S. states and political subdivision	142,896	-	135,547	7,349
Corporate bonds and notes	6,974	-	6,974	-
Asset-backed securities	1,640	-	1,640	-
Certificates of deposit	-	-	-	-
Other securities	242	242	-	-
Total available-for-sale	$634,884	$242	$627,293	$7,349

Equity securities	15,811	9,733	6,078	-
Derivatives - interest rate contracts	56,797	-	56,797	-
Total assets	$707,492	$9,975	$690,168	$7,349

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2022 and 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2021
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$50,360	$-	$50,360	$-
Residential mortgage pass-through securities	316,095	-	316,095	-
Commercial mortgage pass-through securities	10,469	-	10,469	-
Obligations of U.S. states and political subdivision	145,625	-	137,060	8,565
Corporate bonds and notes	9,049	-	9,049	-
Asset-backed securities	2,564	-	2,564	-
Certificates of deposit	150	-	150	-
Other securities	195	195	-	-
Total available-for-sale	$534,507	$195	$525,747	$8,565

Equity securities	13,794	11,081	2,713	-
Derivatives - interest rate contracts	3,347	-	3,347	-
Total assets	$551,648	$11,276	$531,807	$8,565

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2022 and December 31, 2021:

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of December 31, 2022 and  December 31, 2021 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a nonrecurring basis:	(dollars in thousands)
Collateral dependent loans:
Commercial	$14,550	$-	$-	$14,550
Commercial real estate	17,264	-	-	17,264
Residential real estate	1,392	-	-	1,392

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a nonrecurring basis:	(dollars in thousands)
Collateral dependent loans:
Commercial	$13,399	$-	$-	$13,399
Commercial real estate	20,185	-	-	20,185
Residential real estate	2,794	-	-	2,794

Collateral dependent loans - Collateral dependent loans as of December 31, 2022 that required a valuation allowance were $43.8 million with a related valuation allowance of $10.5 million.

Collateral dependent loans - Collateral dependent loans as of  December 31, 2021 that required a valuation allowance were $54.1 million with a valuation allowance of $17.8 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and year ended December 31, 2021:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2022	$8,565
Principal paydowns	(287)
Changes in unrealized gain (loss)	(929)
Ending balance, December 31, 2022	$7,349

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2021	$8,844
Principal paydowns	(279)
Ending balance, December 31, 2021	$8,565

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2022		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,349	Discounted cash flows	Discount rate	4.3%

December 31, 2021		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$8,565	Discounted cash flows	Discount rate	2.9%

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

December 31, 2022
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Commercial loans	$14,028	Market approach (100%)	Average transfer price as a price to unpaid principal balance	65% to 96% (67%)
Commercial loans	522	Appraisals of collateral	Adjustment for comparable sales	-10% to +13% (+3%)
Commercial real estate loans	17,264	Appraisals of collateral	Adjustment for comparable sales	-20% to +0% (-15%)
Residential real estate loans	1,392	Appraisals of collateral	Adjustment for comparable sales	+21% to +39% (22%)

December 31, 2021
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Commercial loans	$12,193	Market approach (100%)	Average transfer price as a price to unpaid principal balance	48% to 73% (49%)
Commercial loans	1,206	Appraisals of collateral	Adjustment for comparable sales	-10% to +35% (+6%)
Commercial real estate loans	20,185	Appraisals of collateral	Adjustment for comparable sales	-20% to +15% (-6%)
Residential real estate loans	2,794	Appraisals of collateral	Adjustment for comparable sales	-15% to +39% (5%)

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

Loans. The fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g., residential mortgage loans and multi-family loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a Level 3 fair value estimate.

Deposits. The carrying amounts of deposits with no stated maturities (i.e., non‐interest-bearing, savings, NOW, and money market deposits) are assigned fair values equal to the carrying amounts payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2022 and December 31, 2021:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
December 31, 2022
Financial assets:
Cash and due from banks	$268,315	$268,315	$268,315	$-	$-
Investment securities available-for-sale	634,884	634,884	242	627,293	7,349
Restricted investment in bank stocks	46,604	n/a	n/a	n/a	n/a
Equity securities	15,811	15,811	9,733	6,078	-
Net loans	8,009,176	7,723,378	-	-	7,723,378
Derivatives - interest rate contracts	56,797	56,797	-	56,797	-
Accrued interest receivable	46,062	46,062	-	4,685	41,377

Financial liabilities:
Noninterest-bearing deposits	1,501,614	1,501,614	1,501,614	-	-
Interest-bearing deposits	5,855,008	5,811,291	3,460,818	2,350,473	-
Borrowings	857,622	854,698	-	854,698	-
Subordinated debentures	153,255	153,581	-	153,581	-
Accrued interest payable	6,925	6,925	-	6,925	-

December 31, 2021
Financial assets:
Cash and due from banks	$265,536	$265,536	$265,536	$-	$-
Investment securities available-for-sale	534,507	534,507	195	525,747	8,565
Restricted investment in bank stocks	27,826	n/a	n/a	n/a	n/a
Equity securities	13,794	13,794	11,081	2,713	-
Net loans	6,749,849	6,800,287	-	-	6,800,287
Derivatives - interest rate contracts	3,347	3,347	-	3,347	-
Accrued interest receivable	34,152	34,152	-	1,554	32,598

Financial liabilities:
Noninterest-bearing deposits	1,617,049	1,617,049	1,617,049	-	-
Interest-bearing deposits	4,715,904	4,716,358	3,565,795	1,150,563	-
Borrowings	468,193	469,671	-	469,671	-
Subordinated debentures	152,951	163,995	-	163,995	-
Accrued interest payable	2,716	2,716	-	2,716	-

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

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	As of December 31,
	2022	2021
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$117,162	$133,648
Investment in subsidiaries	1,179,342	1,111,520
Investment securities	32,405	32,405
Equity securities	4,218	725
Other assets	699	699
Total assets	$1,333,826	$1,278,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	1,820	1,834
Subordinated debentures, net	153,255	152,951
Stockholders’ equity	1,178,751	1,124,212
Total liabilities and stockholders’ equity	$1,333,826	$1,278,997

                                                                                                                                                                             Condensed Statements of Income

	For Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$36,475	$24,071	$15,200
Other income	1,638	1,627	1,683
Total Income	38,113	25,698	16,883
Expenses	(8,928)	(8,741)	(9,263)
Income before equity in undistributed earnings of subsidiaries	29,185	16,957	7,620
Equity in undistributed earnings of subsidiaries	96,026	113,396	63,669
Net Income	125,211	130,353	71,289
Preferred dividends	6,037	1,717	-
Net income available to common stockholders	$119,174	$128,636	$71,289

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Parent Corporation Only Financial Statements – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2022	2021	2020
	(dollars in thousands)

Cash flows from operating activities:
Net income	$125,211	$130,353	$71,289
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(96,026)	(113,396)	(63,669)
Loss on equity securities, net	45	55	-
Amortization of subordinated debt issuance costs	304	303	323
Decrease (increase) in other assets	-	50,590	(50,001)
Decrease in other liabilities	(14)	(287)	(391)
Net cash provided by (used in) operating activities	29,520	67,618	(42,449)

Cash flows from investing activities:
Sale of equity securities	(3,538)	(780)	-
Repayment of short-term borrowing	-	-	(3,000)
Net cash used in investing activities	(3,538)	(780)	(3,000)

Cash flows from financing activities:
Proceeds from (repayment of) proceeds from subordinated debt	-	(50,000)	73,440
Cash dividends paid on preferred stock	(6,037)	(1,717)	-
Cash dividends paid on common stock	(23,428)	(17,493)	(14,317)
Purchase of treasury stock	(13,127)	(9,401)	(911)
Proceeds from preferred stock offering	-	110,927	-
Proceeds from exercise of stock options	124	106	233
Net cash (used in) provided by financing activities	(42,468)	32,422	58,445

Decrease (increase) in cash and cash equivalents	(16,486)	99,260	12,996
Cash and cash equivalents as of January 1,	133,648	34,388	21,392
Cash and cash equivalents as of December 31,	$117,162	$133,648	$34,388

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2022
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$112,469	$96,980	$85,356	$78,941
Total interest expense	34,460	18,819	9,765	8,583
Net interest income	78,009	78,161	75,591	70,358
Provision for credit losses	3,300	10,000	3,000	1,450
Total other income	3,508	3,322	3,359	3,054
Other expenses	33,312	32,143	31,703	29,230
Income before income taxes	44,905	39,340	44,247	42,732
Income tax expense	12,348	10,425	11,889	11,351
Net income	32,557	28,915	32,358	31,381
Preferred dividends	1,510	1,509	1,509	1,509
Net income available to common stockholders	$31,047	$27,406	$30,849	$29,872
Earnings per share:
Basic	$0.79	$0.70	$0.78	$0.76
Diluted	0.79	0.70	0.78	0.75

Note: Due to rounding, quarterly earnings per share for 2022 do not sum to reported annual earnings per share.

	2021
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$79,040	$77,026	$73,051	$72,621
Total interest expense	8,579	8,781	10,042	11,458
Net interest income	70,461	68,245	63,009	61,163
Provision for (reversal of) credit losses	815	1,100	(1,649)	(5,766)
Total other income, net of securities gains	3,777	4,016	4,472	3,426
Other expenses	28,084	28,183	26,259	26,485
Income before income taxes	45,339	42,978	42,871	43,870
Income tax expense	12,301	10,881	10,652	10,871
Net income	33,038	32,097	32,219	32,999
Preferred dividends	1,717	-	-	-
Net income available to common stockholders	$31,321	$32,097	$32,219	$32,999
Earnings per share:
Basic	$0.79	$0.81	$0.81	$0.83
Diluted	0.79	0.80	0.81	0.82

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this part is included in the definitive Proxy Statement for the Company’s 2023 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2023 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2023 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2023 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

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

10.11	North Jersey Community Bank 2006 Equity Compensation Plan (1)
10.12	North Jersey Community Bank 2008 Equity Compensation Plan (1)
10.13	North Jersey Community Bank 2009 Equity Compensation Plan (1)
10.14	2012 Equity Compensation Plan (1)
10.15	Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (2)
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

10.19	2017 Equity Compensation Plan (3)
10.20	Form of Supplemental Executive Retirement Plan between the Registrant and each of Frank Sorrentino, III, William S. Burns, Elizabeth Magennis and Christopher Ewing (4)

10.21	Form of Supplemental Executive Retirement Plan by and between the Bank and each of Frank Sorrentino III, William S. Burns, and Elizabeth Magennis (5)
10.22

Form of Split Dollar Life Insurance Agreement between the Registrant and each of Frank Sorrentino, III, William S. Burns, Elizabeth Magennis and Christopher Ewing (5) Second Supplemental Indenture, dated as of June 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2020.

21.1**	Subsidiaries of the Registrant
23.1**	Consent of Crowe LLP
31.1**	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Personal certification of the chief executive officer and the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract on compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibits 10.15, 10.16, 10.17 and 10.18, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2014
(2)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed January 17, 2018
(3)	Incorporated by reference from Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017
(4)	Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 16, 2019
(5)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 8, 2022

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

CONNECTONE BANCORP, INC.

February 24, 2023	By:	/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on February 24, 2023, have signed this report below.

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