Form 10-Q
period 2023-03-31
ConnectOne Bancorp, Inc.
filed 2023-05-05
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  001-40751

CONNECTONE BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	52-1273725
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

            Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b) ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	39,179,051 shares
(Title of Class)	(Outstanding as of May 5, 2023)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands, except for share data)	March 31,	December 31,
	2023	2022

ASSETS
Cash and due from banks	$58,063	$61,629
Interest-bearing deposits with banks	504,353	206,686
Cash and cash equivalents	562,416	268,315

Investment securities	629,001	634,884
Equity securities	18,025	15,811

Loans held-for-sale	11,197	13,772

Loans receivable	8,132,119	8,099,689
Less: Allowance for credit losses - loans	87,002	90,513
Net loans receivable	8,045,117	8,009,176

Investment in restricted stock, at cost	46,379	46,604
Bank premises and equipment, net	29,603	27,800
Accrued interest receivable	46,301	46,062
Bank owned life insurance	232,859	231,328
Right of use operating lease assets	9,541	10,179
Other real estate owned	-	264
Goodwill	208,372	208,372
Core deposit intangibles	6,940	7,312
Other assets	114,716	125,069
Total assets	$9,960,467	$9,644,948
LIABILITIES
Deposits:
Noninterest-bearing	$1,345,265	$1,501,614
Interest-bearing	6,407,911	5,855,008
Total deposits	7,753,176	7,356,622
Borrowings	852,611	857,622
Subordinated debentures, net	79,060	153,255
Operating lease liabilities	10,717	11,397
Other liabilities	73,933	87,301
Total liabilities	8,769,497	8,466,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of March 31, 2023 and as of December 31, 2022; outstanding 115,000 shares as of March 31, 2023 and as of December 31, 2022	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,083,240 shares as of March 31, 2023 and 41,942,149 shares as of December 31, 2022; outstanding 39,179,051 shares as of March 31, 2023 and 39,243,123 as of December 31, 2022	586,946	586,946
Additional paid-in capital	31,350	30,126
Retained earnings	553,261	535,915
Treasury stock, at cost 2,904,189 common shares as of March 31, 2023 and 2,699,026 as of December 31, 2022	(57,652)	(52,799)
Accumulated other comprehensive loss	(33,862)	(32,364)
Total stockholders’ equity	1,190,970	1,178,751
Total liabilities and stockholders’ equity	$9,960,467	$9,644,948

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$106,903	$76,025
Interest and dividends on investment securities:
Taxable	4,229	1,873
Tax-exempt	1,092	709
Dividends	898	214
Interest on federal funds sold and other short-term investments	2,975	120
Total interest income	116,097	78,941
Interest expense
Deposits	40,087	5,010
Borrowings	8,926	3,573
Total interest expense	49,013	8,583
Net interest income	67,084	70,358
Provision for credit losses	1,000	1,450
Net interest income after provision for credit losses	66,084	68,908
Noninterest income
Deposit, loan and other income	1,403	1,743
Income on bank owned life insurance	1,531	1,206
Net gains on sale of loans held-for-sale	49	701
Net losses on equity securities	(191)	(596)
Total noninterest income	2,792	3,054
Noninterest expenses
Salaries and employee benefits	22,261	18,783
Occupancy and equipment	2,761	1,929
FDIC insurance	950	606
Professional and consulting	2,194	1,792
Marketing and advertising	532	351
Information technology and communications	3,061	2,866
Amortization of core deposit intangibles	372	433
Other components of net periodic pension expense	(25)	(143)
Increase in value of acquisition price	-	683
Other expenses	2,764	1,930
Total noninterest expenses	34,870	29,230
Income before income tax expense	34,006	42,732
Income tax expense	9,077	11,351
Net income	24,929	31,381
Preferred dividends	1,509	1,509
Net income available to common stockholders	$23,420	$29,872
Earnings per common share
Basic	$0.60	$0.76
Diluted	0.59	0.75

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Net income	$24,929	$31,381
Other comprehensive income (loss):

Unrealized holding gains (losses) on available-for-sale securities arising during the period	6,528	(30,625)
Tax effect	(2,045)	8,139
Net of tax	4,483	(22,486)

Reclassification adjustment for realized gains included in net income	-	-
Tax effect	-	-
Net of tax	-	-

Unrealized (losses) gains on cash flow hedges	(4,361)	19,000
Tax effect	1,312	(5,341)
Net of tax	(3,049)	13,659

Reclassification adjustment for realized (gains) losses on cash flow hedges	(4,267)	525
Tax effect	1,284	(147)
Net of tax	(2,983)	378

Unrealized gains on pension plan	-	2,187
Tax effect	-	(615)
Net of tax	-	1,572

Reclassification adjustment for realized losses on pension plan included in net income	74	16
Tax effect	(23)	(4)
Net of tax	51	12

Total other comprehensive loss	(1,498)	(6,865)

Total comprehensive income	$23,431	$24,516

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	24,929	-	-	24,929
Other comprehensive loss, net of tax	-	-	-	-	-	(1,498)	(1,498)
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.17 per share)	-	-	-	(6,074)	-	-	(6,074)
Exercise of stock options (6,473 shares)	-	-	81	-	-	-	81
Restricted stock grants, net of forfeitures (49,202 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (32,068 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction performance units earned (52,353 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,143	-	-	-	1,143
Repurchase of treasury stock (205,163 shares)	-	-	-	-	(4,853)	-	(4,853)

Balance as of March 31, 2023	$110,927	$586,946	$31,350	$553,261	$(57,652)	$(33,862)	$1,190,970

	Three Months Ended March 31, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	31,381	-	-	31,381
Other comprehensive loss, net of tax	-	-	-	-	-	(6,865)	(6,865)
Cash dividends declared on common stock ($0.13 per share)	-	-	-	(5,152)	-	-	(5,152)
Cash dividends declared on preferred stock ($0.328125 per depositary share)				(1,509)			(1,509)
Exercise of stock options (8,774 shares)	-	-	91	-	-	-	91
Restricted stock grants, net of forfeitures (32,454 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (144,793 shares)	-	-	-	-	(4,786)	-	(4,786)
Stock-based compensation expense	-	-	1,147	-	-	-	1,147

Balance as of March 31, 2022	$110,927	$586,946	$28,484	$464,889	$(44,458)	$(8,269)	$1,138,519

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$24,929	$31,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,076	983
Provision for credit losses	1,000	1,450
Amortization of intangibles	372	433
Net accretion of loans	(743)	(874)
Accretion on bank premises	(12)	(12)
Accretion on deposits	(101)	(321)
Amortization on borrowings, net	5	16
Stock-based compensation	1,143	1,147
Losses on equity securities, net	191	596
Gains on sale of loans held-for-sale, net	(49)	(701)
Loans originated for resale	(854)	(8,872)
Proceeds from sale of loans held-for-sale	1,202	9,472
Loss on sale of other real estate owned	22	-
Increase in cash surrender value of bank owned life insurance	(1,531)	(1,206)
Amortization of premium and accretion of discounts on securities available-for-sale	268	872
Amortization of subordinated debentures issuance costs	805	76
(Increase) decrease in accrued interest receivable	(239)	71
Net change in operating leases	(42)	(27)
Increase in other assets	(13,321)	(10,585)
Increase in other liabilities	2,253	21,945
Net cash provided by operating activities	16,374	45,844

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(4,763)	(52,970)
Maturities, calls and principal repayments	16,906	43,950
Purchase of equity securities	(2,405)	-
Net redemptions of restricted investment in bank stocks	225	2,572
Payments on loans held-for-sale	17	-
Net increase in loans	(33,911)	(153,048)
Purchases of premises and equipment	(2,867)	(718)
Proceeds from sale of OREO	242	-
Net cash used in investing activities	(26,556)	(160,214)

Cash flows from financing activities
Net increase in deposits	396,654	227,773
Advances of Federal Home Loan Bank (“FHLB”) borrowings	750,000	150,000
Repayments of FHLB borrowings	(755,016)	(206,039)
Repayment of subordinated debt	(75,000)	-
Cash dividends on preferred stock	(1,509)	(1,509)
Cash dividends paid on common stock	(6,074)	(5,152)
Repurchase of treasury stock	(4,853)	(4,786)
Proceeds from exercise of stock options	81	91
Net cash provided by financing activities	304,283	160,378
Net change in cash and cash equivalents	294,101	46,008
Cash and cash equivalents at beginning of period	268,315	265,536

Cash and cash equivalents at end of period	$562,416	$311,544

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$46,590	$8,794
Income taxes	1,257	300

Supplemental disclosures of noncash activities
Investing:
Transfer of loans to other real estate owned	$-	$316
Transfer of loans from held-for-sale to held-for-investment	13,456	-
Transfer of loans from held-for-investment to held-for-sale	11,197	2,391

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards in 2023

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (“CECL”) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13”). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2022-02 on January 1, 2023 and it did not have a material effect on the Company’s consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2023	2022
Net income available to common stockholders	$23,420	$29,872
Earnings allocated to participating securities	(44)	(80)
Income attributable to common stock	$23,376	$29,792

Weighted average common shares outstanding, including participating securities	39,178	39,560
Weighted average participating securities	(74)	(107)
Weighted average common shares outstanding	39,104	39,453
Incremental shares from assumed conversions of options, performance units and restricted shares	197	274
Weighted average common and equivalent shares outstanding	39,301	39,727

Earnings per common share:
Basic	$0.60	$0.76
Diluted	0.59	0.75

There were no antidilutive share equivalents for the quarters ended March 31, 2023 and  March 31, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities

The Company’s investment securities are classified as available-for-sale as of March 31, 2023 and December 31, 2022. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2023 and December 31, 2022. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of March 31, 2023 and December 31, 2022.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
March 31, 2023
Investment securities available-for-sale:
Federal agency obligations	$53,301	$1	$(9,787)	$43,515	$-
Residential mortgage pass-through securities	469,925	322	(50,580)	419,667	-
Commercial mortgage pass-through securities	25,424	-	(3,464)	21,960	-
Obligations of U.S. states and political subdivisions	155,101	255	(17,060)	138,296	-
Corporate bonds and notes	4,000	-	(23)	3,977	-
Asset-backed securities	1,505	-	(51)	1,454	-
Other securities	132	-	-	132	-
Total securities available-for-sale	$709,388	$578	$(80,965)	$629,001	$-

December 31, 2022
Investment securities available-for-sale:
Federal agency obligations	$54,889	$-	$(10,439)	$44,450	$-
Residential mortgage pass-through securities	475,263	178	(57,863)	417,578	-
Commercial mortgage pass-through securities	25,485	-	(4,381)	21,104	-
Obligations of U.S. states and political subdivisions	157,247	111	(14,462)	142,896	-
Corporate bonds and notes	7,000	-	(26)	6,974	-
Asset-backed securities	1,673	-	(33)	1,640	-
Other securities	242	-	-	242	-
Total securities available-for-sale	$721,799	$289	$(87,204)	$634,884	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Investment securities having a carrying value of approximately $377.5 million and $157.0 million as of March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window, Bank Term Funding ("BTF") program borrowings, and access to unutilized Federal Home Loan Bank advances and for other purposes required or permitted by law. As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of March 31, 2023, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	March 31, 2023
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$2,453	$2,453
Due after one year through five years	4,079	4,057
Due after five years through ten years	2,626	2,620
Due after ten years	204,749	178,112
Residential mortgage pass-through securities	469,925	419,667
Commercial mortgage pass-through securities	25,424	21,960
Other securities	132	132
Total securities available-for-sale	$709,388	$629,001

There were no realized gains or losses on securities for the three months ended March 31, 2023 and December 31, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Impairment Analysis of Available--for-sale Debt Securities

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$43,301	$(9,787)	$2,798	$(209)	$40,503	$(9,578)
Residential mortgage pass-through securities	404,073	(50,580)	153,706	(4,627)	250,367	(45,953)
Commercial mortgage pass-through securities	21,960	(3,464)	6,540	(460)	15,420	(3,004)
Obligations of U.S. states and political subdivisions	118,428	(17,060)	26,397	(1,194)	92,031	(15,866)
Corporate bonds and notes	1,977	(23)	1,977	(23)	-	-
Asset-backed securities	1,454	(51)	390	(21)	1,064	(30)
Total temporarily impaired securities	$591,193	$(80,965)	$191,808	$(6,534)	$399,385	$(74,431)

	December 31, 2022
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$44,451	$(10,439)	$20,517	$(1,831)	$23,934	$(8,608)
Residential mortgage pass-through securities	403,039	(57,863)	218,918	(13,869)	184,121	(43,994)
Commercial mortgage pass-through securities	21,105	(4,381)	14,523	(2,304)	6,582	(2,077)
Obligations of U.S. states and political subdivisions	133,265	(14,462)	47,446	(3,404)	85,819	(11,058)
Corporate bonds and notes	4,973	(26)	4,973	(26)	-	-
Asset-backed securities	1,640	(33)	1,048	(16)	592	(17)
Total temporarily impaired securities	$608,473	$(87,204)	$307,425	$(21,450)	$301,048	$(65,754)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale as of March 31, 2023 and December 31, 2022, totaled $2.2 million and $2.4 million, respectively.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of March 31, 2023.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

Cash Flow Hedges

The Company entered into eleven pay fixed-rate interest rate swaps, with a total notional amount of $500 million, all of which were entered into in 2021 and 2022. These are designated as cash flow hedges of current, Federal Home Loan Bank advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.41% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”).  The eleven swaps carry expiration dates ranging from December 2025 to March 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

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

Net interest (income) expense recorded on these swap and interest rate cap transactions totaled approximately ($4.3) million and $0.5 million during the three months ended March 31, 2023 and March 31, 2022, respectively, and is recorded as a component of either interest expense on FHLB Advances or brokered certificates of deposits.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

The following table presents the net gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended March 31, 2023
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(4,361)	$(4,267)	$-

	Three Months Ended March 31, 2022
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$19,000	$525	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$950,000	$47,620	$950,000	$56,797

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Commercial	$1,414,226	$1,472,734
Commercial real estate	5,835,880	5,795,228
Commercial construction	630,469	574,139
Residential real estate	259,166	264,748
Consumer	1,435	2,312
Gross loans	8,141,176	8,109,161
Net deferred loan fees	(9,057)	(9,472)
Total loans receivable	$8,132,119	$8,099,689

As of both   March 31, 2023 and December 31, 2022, loans totaling approximately $2.7 billion were pledged to secure borrowings from the FHLB of New York. During April 2023 the Bank increased its unpaid principal balances of loans pledged to $5.4 billion, as a result of increasing unutilized borrowing capacity at both the Federal Reserve Bank of New York and the FHLB of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Commercial real estate	$11,197	$13,473
Residential real estate	-	299
Total carrying amount	$11,197	$13,772

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL and nonaccrual loans without an ACL as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$18,766	$555	$19,321
Commercial real estate	3,348	22,138	25,486
Residential real estate	815	2,045	2,860
Total	$22,929	$24,738	$47,667

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

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and individually evaluated.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. The following table presents loans by origination and risk designation as of March 31, 2023 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$88,764	$287,784	$275,151	$44,118	$18,468	$135,355	$525,263	$1,374,903
Special mention	-	-	-	-	578	8,468	3,312	12,358
Substandard	-	802	140	12	1,748	21,867	2,396	26,965
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$88,764	$288,586	$275,291	$44,130	$20,794	$165,690	$530,971	$1,414,226

Commercial Real Estate
Pass	$58,920	$1,586,883	$1,593,747	$374,873	$364,428	$1,335,482	$434,426	$5,748,759
Special mention	-	-	-	-	-	37,007	-	37,007
Substandard	-	-	1,919	-	5,013	26,265	16,917	50,114
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$58,920	$1,586,883	$1,595,666	$374,873	$369,441	$1,398,754	$451,343	$5,835,880

Commercial Construction
Pass	$-	$4,263	$7,340	$6,721	$-	$-	$603,779	$622,103
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	8,366	8,366
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$-	$4,263	$7,340	$6,721	$-	$-	$612,145	$630,469

Residential
Pass	$2,768	$44,461	$25,141	$24,036	$21,394	$96,458	$37,979	$252,237
Special mention	-	-	-	-	-	662	3,407	4,069
Substandard	-	-	-	-	-	2,635	225	2,860
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$2,768	$44,461	$25,141	$24,036	$21,394	$99,755	$41,611	$259,166

Consumer
Pass	$1,182	$157	$-	$7	$-	$1	$88	$1,435
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,182	$157	$-	$7	$-	$1	$88	$1,435

Total
Pass	$151,634	$1,923,548	$1,901,379	$449,755	$404,290	$1,567,296	$1,601,535	$7,999,437
Special mention	-	-	-	-	578	46,137	6,719	53,434
Substandard	-	802	2,059	12	6,761	50,767	27,904	88,305
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$151,634	$1,924,350	$1,903,438	$449,767	$411,629	$1,664,200	$1,636,158	$8,141,176

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table presents loans by origination and risk designation as of December 31, 2022 (dollars in thousands):

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$4,950	$16,650	$21,600
Commercial real estate	49,529	-	49,529
Commercial construction	8,366	-	8,366
Residential real estate	6,114	-	6,114
Total	$68,959	$16,650	$85,609

	December 31, 2022
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$5,352	$22,517	$27,869
Commercial real estate	52,477	-	52,477
Commercial construction	8,232	-	8,232
Residential real estate	5,864	-	5,864
Total	$71,925	$22,517	$94,442

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding the effect of net deferred fees, which are past due as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,929	$-	$-	$19,321	$21,250	$1,392,976	$1,414,226
Commercial real estate	5,740	810	-	25,486	32,036	5,803,844	5,835,880
Commercial construction	4,707	-	-	-	4,707	625,762	630,469
Residential real estate	703	-	-	2,860	3,563	255,603	259,166
Consumer	-	-	-	-	-	1,435	1,435
Total	$13,079	$810	$-	$47,667	$61,556	$8,079,620	$8,141,176

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$306	$-	$-	$25,257	$25,563	$1,447,171	$1,472,734
Commercial real estate	90	-	5,591	16,817	22,498	5,772,730	5,795,228
Commercial construction	-	-	-	-	-	574,139	574,139
Residential real estate	1,569	-	-	2,380	3,949	260,799	264,748
Consumer	-	-	-	-	-	2,312	2,312
Total	$1,965	$-	$5,591	$44,454	$52,010	$8,057,151	$8,109,161

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	March 31, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$5,861	$924	$-	$72	$-	$6,857
Collectively evaluated impairment	19,568	52,076	3,966	3,796	6	79,412
Acquired with deteriorated credit quality individually analyzed	733	-	-	-	-	733
Total	$26,162	$53,000	$3,966	$3,868	$6	$87,002

Gross loans
Individually evaluated impairment	$24,204	$49,529	$8,366	$6,115	$-	$88,214
Collectively evaluated impairment	1,387,738	5,786,351	622,103	253,051	1,435	8,050,678
Acquired with deteriorated credit quality individually analyzed	2,284	-	-	-	-	2,284
Total	$1,414,226	$5,835,880	$630,469	$259,166	$1,435	$8,141,176

	December 31, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$7,426	$1,003	$-	$50	$-	$8,479
Collectively evaluated impairment	19,319	50,818	3,718	4,093	7	77,955
Acquired with deteriorated credit quality individually analyzed	2,158	1,921	-	-	-	4,079
Total	$28,903	$53,742	$3,718	$4,143	$7	$90,513

Gross loans
Individually evaluated impairment	$30,994	$46,886	$8,232	$5,864	$-	$91,976
Collectively evaluated impairment	1,436,866	5,742,751	565,907	258,884	2,312	8,006,720
Acquired with deteriorated credit quality individually analyzed	4,874	5,591	-	-	-	10,465
Total	$1,472,734	$5,795,228	$574,139	$264,748	$2,312	$8,109,161

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three months ended March 31, 2023 is summarized in the tables below.

	Three Months Ended March 31, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2022	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Charge-offs	(2,767)	(1,717)	-	-	-	(4,484)
Recoveries	-	-	-	1	-	1
Provision for (reversal of) credit losses - loans	26	975	248	(276)	(1)	972

Balance as of March 31, 2023	$26,162	$53,000	$3,966	$3,868	$6	$87,002

Activity in the Company’s ACL for loans for the three months ended March 31, 2022 is summarized in the table below.

	Three Months Ended March 31, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2021	$25,969	$45,589	$3,580	$3,628	$7	$78,773
Charge-offs	(49)	(225)	-	-	-	(274)
Recoveries	1	-	-	31	-	32
(Reversal of) provision for credit losses - loans	(462)	2,504	(299)	(204)	-	1,539

Balance as of March 31, 2022	$25,459	$47,868	$3,281	$3,455	$7	$80,070

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The following table presents the amortized cost basis at the end of the reporting period of the loan modifications to borrowers experiencing financial difficulty:

	Three Months Ended
	March 31, 2023
	Term Extension	% of Portfolio
	(dollars in thousands)
Commercial	$63	0.01%

The above table consists of one commercial loan on which 3.0 years was added to the life of the modified loan, which did not have a material effect on the cash flows.

The following table presents the performance of loans that have been modified in the last twelve months:

	March 31, 2023
	Current	Past Due 30-89 Days	Past Due 90 Days or More
	(dollars in thousands)
Commercial	$63	$-	$-

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2023 and which were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

Troubled debt restructurings:

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the three months ended March 31, 2022, the Company modified two loans that were determined to be troubled debt restructuring, a commercial loan and a commercial real estate loan, with outstanding balances of $98 thousand and $8.3 million, respectively. The commercial loan modified as a TDR during the three months ended March 31, 2022 was a maturity extension, while the commercial real estate loan modified as a TDR during the three months ended March 31, 2022 was an interest rate reduction, that was commensurate with a one-time, $500,000, principal paydown.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for (reversal of) credit losses on the Company’s income statement. The following table presents a roll forward of the allowance for credit losses for unfunded commitments for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
	(dollars in thousands)
Balance at beginning of period	$3,036	$2,351
Provision for (reversal of) credit losses - unfunded commitments	28	(89)
Balance at end of period	$3,064	$2,262

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three months ended March 31, 2023 and 2022 :

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
	(dollars in thousands)
Provision for credit losses - loans	$972	$1,539
Provision for (reversal of) credit losses - unfunded commitments	28	(89)
Provision for credit losses	$1,000	$1,450

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

Investment Securities Available-for-Sale and Equity Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine the fair value of the instruments and these are classified as Level 3. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2023 and December 31, 2022 are as follows:

		March 31, 2023
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$43,515	$-	$43,515	$-
Residential mortgage pass-through securities	419,667	-	419,667	-
Commercial mortgage pass-through securities	21,960	-	21,960	-
Obligations of U.S. states and political subdivision	138,296	-	130,808	7,488
Corporate bonds and notes	3,977	-	3,977	-
Asset-backed securities	1,454	-	1,454	-
Other securities	132	132	-	-
Total available-for-sale	629,001	132	621,381	7,488

Equity securities	18,025	9,892	8,133	-
Derivatives	47,620	-	47,620	-
Total assets	$694,646	$10,024	$677,134	$7,488

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2022
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$44,450	$-	$44,450	$-
Residential mortgage pass- through securities	417,578	-	417,578	-
Commercial mortgage pass-through securities	21,104	-	21,104	-
Obligations of U.S. states and political subdivision	142,896	-	135,547	7,349
Corporate bonds and notes	6,974	-	6,974	-
Asset-backed securities	1,640	-	1,640	-
Other securities	242	242	-	-
Total available-for-sale	$634,884	$242	$627,293	$7,349

Equity securities	15,811	9,733	6,078	-
Derivatives	56,797	-	56,797	-
Total assets	$707,492	$9,975	$690,168	$7,349

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023 and during the year ended December 31, 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of March 31, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$11,635	$-	$-	$11,635
Commercial real estate	10,428	-	-	10,428
Residential real estate	1,363	-	-	1,363

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$14,550	$-	$-	$14,550
Commercial real estate	17,264	-	-	17,264
Residential real estate	1,392	-	-	1,392

Collateral dependent loans – Collateral dependent loans as of March 31, 2023 that required a valuation allowance were $30.6 million with a related valuation allowance of $7.2 million compared to $43.8 million with a related valuation allowance of $10.5 million as of December 31, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and for the year ended December 31, 2022:

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2022	$7,349
Principal paydowns	(74)
Change in unrealized gain (loss)	213
Ending balance, March 31, 2023	$7,488

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2021	$8,565
Principal paydowns	(287)
Changes in unrealized gain (loss)	(929)
Ending balance, December 31, 2022	$7,349

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,488	Discounted cash flows	Discount rate	4.0%

December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,349	Discounted cash flows	Discount rate	4.3%

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

March 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$11,150	Market approach (100%)	Average transfer price as a price to unpaid principal balance	65% –96% (67%)
Commercial	485	Appraisals of collateral value	Comparable sales	-10% to +13% (+3%)
Commercial real estate	10,428	Appraisals of collateral value	Comparable sales	-15% to +5% (6%)
Residential real estate	1,363	Appraisals of collateral value	Comparable sales	+21% to +39% (+27%)

December 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$14,028	Market approach (100%)	Average transfer price as a price to unpaid principal balance	65% to 96% (67%)
Commercial loans	522	Appraisals of collateral value	Adjustment for comparable sales	-10% to +13% (+3%)
Commercial real estate loans	17,264	Appraisals of collateral value	Adjustment for comparable sales	-20% to +0% (-15%)
Residential real estate loans	1,392	Appraisals of collateral value	Adjustment for comparable sales	+21% to +39% (22%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2023 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2023 and December 31, 2022:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

March 31, 2023
Financial assets:
Cash and due from banks	$562,416	$562,416	$562,416	$-	$-
Securities available-for-sale	629,001	629,001	132	621,381	7,488
Restricted investments in bank stocks	46,379	n/a	n/a	n/a	n/a
Equity securities	18,025	18,025	9,892	8,133	-
Net loans	8,045,117	7,749,886	-	-	7,749,886
Derivatives - interest rate contracts	47,620	47,620	-	47,620	-
Accrued interest receivable	46,301	46,301	-	4,829	41,472

Financial liabilities:
Noninterest-bearing deposits	1,345,265	1,345,265	1,345,265	-	-
Interest-bearing deposits	6,407,911	6,378,261	3,701,249	2,677,012	-
Borrowings	852,611	850,698	-	850,698	-
Subordinated debentures	79,060	78,040	-	78,040	-
Accrued interest payable	8,639	8,639	-	8,639	-

December 31, 2022
Financial assets:
Cash and due from banks	$268,315	$268,315	$268,315	$-	$-
Investment securities available-for-sale	634,884	634,884	242	627,293	7,349
Restricted investment in bank stocks	46,604	n/a	n/a	n/a	n/a
Equity securities	15,811	15,811	9,733	6,078	-
Net loans	8,009,176	7,723,378	-	-	7,723,378
Derivatives - interest rate contracts	56,797	56,797	-	56,797	-
Accrued interest receivable	46,062	46,062	-	4,685	41,377

Financial liabilities:
Noninterest-bearing deposits	1,501,614	1,501,614	1,501,614	-	-
Interest-bearing deposits	5,855,008	5,811,291	3,460,818	2,350,473	-
Borrowings	857,622	854,698	.	854,698	-
Subordinated debentures	153,255	153,581	-	153,581	-
Accrued interest payable	6,925	6,925	-	6,925	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2023	2022
Interest income (expense) on cash flow hedges	$4,267	$(525)	Borrowings and brokered certificate of deposits expense
	(1,284)	147	Income tax (expense) benefit
	$2,983	$(378)

Amortization of pension plan net actuarial losses	$(74)	$(16)	Other components of net periodic pension expense
	23	4	Income tax benefit
	$(51)	$(12)
Total reclassification	$2,932	$(390)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7.  Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(57,292)	$(61,775)
Cash flow hedge, net of tax	26,328	32,360
Defined benefit pension and post-retirement plans, net of tax	(2,898)	(2,949)
Total	$(33,862)	$(32,364)

Note 8.  Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2023. The maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2023 were approximately 59,209. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock, options and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of grant. Restricted stock and deferred stock units granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient is no longer employed prior to the award's vesting. Any forfeitures would result in previously recognized expense being reversed. Restricted stock grants have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $1.1 million for both the three months ended March 31, 2023 and March 31, 2022.

 Activity under the Company’s options for the three months ended March 31, 2023 was as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,680	$12.95
Granted	-	-
Exercised	(6,473)	12.52
Forfeited/cancelled/expired	-	-
Outstanding as of March 31, 2023	2,207	14.24	0.41	$7,592
Exercisable as of March 31, 2023	2,207	$14.24	0.41	$7,592

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Stock-Based Compensation – (continued)

Activity under the Company’s restricted stock for the three months ended March 31, 2023 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	85,931	$26.20
Granted	50,617	17.93
Vested	(24,445)	27.49
Forfeited/cancelled/expired	(1,415)	29.46
Nonvested as of March 31, 2023	110,688	$22.09

As of March 31, 2023, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.6 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2022	195,265		$17.98
Awarded	85,158		17.93
Vested shares	(116,192)		10.77
Unearned as of March 31, 2023	164,231	233,087	$23.06

As of March 31, 2023, the specific number of shares related to performance units that were expected to vest was 164,231, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of March 31, 2023, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 233,087. During the three months ended March 31, 2023, 116,192 shares vested. A total of 63,839 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the three months ended March 31, 2023 were 52,353 shares. As of March 31, 2023, compensation cost of approximately $2.4 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2022	120,035	$23.84
Awarded	146,857	18.98
Vested shares	(70,669)	19.19
Unearned as of March 31, 2023	196,223	$21.88

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the three months ended March 31, 2023, 70,669 shares vested. A total of 38,601 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the three months ended March 31, 2023 were 32,068 shares. As of March 31, 2023, compensation cost of approximately $3.1 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2023	2022
	(dollars in thousands)
Service cost	$-	$-
Interest cost	110	78	Other components of net periodic pension expense
Expected return on plan assets	(209)	(237)	Other components of net periodic pension expense
Net amortization	74	16	Other components of net periodic pension expense
Total periodic pension income	$(25)	$(143)

Contributions

The Company did not contribute to the Pension Trust during the three months ended March 31, 2023. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2023. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$825,000	5.08%	$830,000	4.42%
1 year through less than 2 years	-	-	-	-
2 years through less than 3 years	25,000	1.00	25,000	1.00
3 years through less than 4 years	2,050	2.23	2,050	2.23
4 years through 5 years	317	2.85	326	2.85
After 5 years	318	2.96	326	2.96
FHLB borrowings - gross	852,685	4.95%	857,702	4.32%
Fair value discount	(74)		(80)
Total FHLB borrowings	$852,611		$857,622

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

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of March 31, 2023 were primarily collateralized by approximately $2.1 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of March 31, 2023 the Company had remaining borrowing capacity of approximately $0.7 billion at FHLB. As of April 2023, the Company increased its collateral for advances to $2.9 billion, net of required over collateralization amounts, and increased its remaining borrowing capacity of $1.5 billion at FHLB.

Note 11. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate as of March 31, 2023 was 7.65%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of March 31, 2023 and December 31, 2022.

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

On January 11, 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2018 Notes”). The 2018 Notes bore interest at a rate that resets quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 284 basis points (2.84%) payable quarterly in arrears. Interest on the 2018 Notes was to be paid on February 1, May 1, August 1, and November 1, of each year to but excluding the stated maturity date, unless in any case previously redeemed. The 2018 Notes were redeemed in full on February 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2023 and December 31, 2022. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2023, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating Results Overview

Net income available to common stockholders for the three months ended March 31, 2023 was $23.4 million compared to $29.9 million for the comparable three-month period ended March 31, 2022. The Company’s diluted earnings per share were $0.59 for the three months ended March 31, 2023 as compared with diluted earnings per share of $0.75 for the comparable three-month period ended March 31, 2022. The $6.5 million decrease in net income available to common stockholders and $0.16 decrease in diluted earnings per share versus the three months ended March 31, 2022 were primarily due to a $3.3 million decrease in net interest income, a $0.3 million decrease in noninterest income and a $5.6 million increase in noninterest expenses, partially offset by a decrease in provision for credit losses of $0.5 million and a $2.3 million decrease in income tax expenses.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid on deposits and borrowings, which support these assets. Net interest income is presented on a tax-equivalent basis by adjusting tax-exempt income (including interest earned on tax-free loans and on obligations of state and local political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable assets. Net interest margin is defined as net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Fully taxable equivalent net interest income for the three months ended March 31, 2023 decreased by $3.0 million, or 4.3%, from the comparable three-month period ended March 31, 2022. The decrease from the three months ended March 31, 2022 resulted primarily from a 71 basis-point decrease of the net interest margin from 3.71% to 3.00%, partially offset by an increase in interest-earning assets of $1.4 billion. The contraction of the net interest margin for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 was primarily attributable to a 222 basis-point increase in the cost of interest-bearing liabilities, partially offset by 102 basis-point increase in the yield on average interest-earning assets.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2023 and 2022, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2023			2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$732,929	$5,620	3.11%	$545,203	$2,771	2.06%
Total loans (2) (3) (4)	8,131,035	107,348	5.35	6,871,477	76,320	4.50
Federal funds sold and interest-bearing with banks	260,297	2,975	4.64	312,224	120	0.16
Restricted investment in bank stocks	49,906	898	7.29	24,977	214	3.47
Total interest-earning assets	9,174,167	116,841	5.17	7,753,881	79,425	4.15
Noninterest-earning assets:
Allowance for credit losses	(90,182)			(79,763)
Other noninterest-earning assets	616,545			589,264
Total assets	$9,700,530			$8,263,382

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,357,332	17,267	2.97	$1,124,614	2,154	0.78
Other interest-bearing deposits	3,565,904	22,820	2.60	3,851,558	2,856	0.30
Total interest-bearing deposits	5,923,236	40,087	2.74	4,976,172	5,010	0.41

Borrowings	941,266	7,322	3.15	404,907	1,377	1.38
Subordinated debentures	103,638	1,579	6.18	152,977	2,168	5.75
Finance lease	1,714	25	5.92	1,917	28	5.92
Total interest-bearing liabilities	6,969,854	49,013	2.85	5,535,973	8,583	0.63

Demand deposits	1,451,654			1,547,055
Other liabilities	87,807			48,386
Total noninterest-bearing liabilities	1,539,461			1,595,441
Stockholders’ equity	1,191,215			1,131,968
Total liabilities and stockholders’ equity	$9,700,530			$8,263,382
Net interest income (tax-equivalent basis)		67,828			70,842
Net interest spread (5)			2.32%			3.53%
Net interest margin (6)			3.00%			3.71%
Tax-equivalent adjustment		(744)			(484)
Net interest income		$67,084			$70,358

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $2.8 million for the three months ended March 31, 2023, compared with $3.1 million for the comparable three-month period ended March 31, 2022. Included in noninterest income for the three months ended March 31, 2023 and March 31, 2022 were net losses on equity securities of $0.2 million and $0.6 million, respectively. Excluding net losses on equity securities, adjusted noninterest income was $3.0 million and $3.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The $0.7 million decrease in adjusted noninterest income for the three months ended March 31, 2023 versus the three months ended March 31, 2022 was primarily due to decreases in net gains on sale of loans held-for-sale of $0.7 million and deposit, loan and other income of $0.3 million, partially offset by an increase in bank owned life insurance ("BOLI") income of $0.3 million.

Noninterest Expenses

Noninterest expenses totaled $34.9 million for the three months ended March 31, 2023, compared with $29.2 million for the three months ended March 31, 2022.The increase in noninterest expenses of $5.6 million from the three months ended March 31, 2022 was primarily attributable to increases in salaries and employee benefits of $3.5 million, other expenses of $0.8 million, occupancy and equipment of $0.8 million, professional and consulting of $0.4 million, FDIC insurance of $0.3 million, information technology and communications of $0.2 million, marketing and advertising of $0.2 million and amortizations of core deposit intangible of $0.1 million partially offset by a decrease in acquisition expenses related to BoeFly of $0.7 million. The increase in salaries and employee benefits was attributable to increased staff in both the revenue and back-office of the Bank and seasonal increases in payroll taxes.

Income Taxes

Income tax expense was $9.1 million for the three months ended March 31, 2023, compared to $11.4 million for the three months ended March 31, 2022. The decrease in income tax expense was the result of lower income before taxes. The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was 26.7% and 26.6%, respectively.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

	March 31, 2023		December 31, 2022		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$1,414,226	17.3%	$1,472,734	18.2%	$(58,508)
Commercial real estate	5,835,880	71.7	5,795,228	71.4	40,652
Commercial construction	630,469	7.7	574,139	7.1	56,330
Residential real estate	259,166	3.2	264,748	3.2	(5,582)
Consumer	1,435	0.1	2,312	0.1	(877)
Gross loans	$8,141,176	100.0%	$8,109,161	100.0%	$32,015

As of March 31, 2023, gross loans totaled $8.1 billion, an increase of $32.0  million or 0.4%, as compared to December 31, 2022. Net loan growth was attributable to organic loan originations.

Allowance for Credit Losses and Related Provision

As of March 31, 2023, the Company’s allowance for credit losses for loans was $87.0 million, a decrease of $3.5 million from $90.5 million as of December 31, 2022. The decrease was primarily attributable to $4.5 million in net charge-offs, offset by a $1.0 million provision for credit losses.

The provision for credit losses was $1.0 million for the three months ended March 31, 2023 and $1.5 million for the three months ended March 31, 2022.  The provision for credit losses during the three months ended March 31, 2023 reflects modest loan growth and an increase in qualitative factors.

There were $4.5 million net charge-offs for the three months ended March 31, 2023, compared with $0.2 million in net charge-offs for the three months ended March 31, 2022.  The net charge-offs for the three months ended March 31, 2023 reflect the resolution of certain nonaccrual taxi loans and one owner-occupied commercial real estate loan that were previously reserved for and, therefore, required no additional loan loss provisioning. The ACL as a percentage of loans receivable amounted to 1.07% as of March 31, 2023 and 1.12% as of  December 31, 2022.

The level of the allowance for the respective periods of 2023 and 2022 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of March 31, 2023 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2023	2022
	(dollars in thousands)
Average loans receivable	$8,117,572	$6,871,095
Analysis of the ACL:
Balance - beginning of quarter	$90,513	$78,773
Charge-offs:
Commercial	(2,767)	(274)
Commercial real estate	(1,716)	-
Total charge-offs	(4,483)	(274)
Recoveries:
Commercial	-	1
Consumer	1	31
Total recoveries	1	32
Net charge-offs	(4,482)	(242)
Provision for credit losses - loans	1,000	1,539
Balance - end of period	$87,031	$80,070

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.22%	0.01%
Loans receivable	$8,132,119	$6,979,595
ACL as a percentage of loans receivable	1.07%	1.15%

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through a review processes that includes analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early on, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate allowance for credit losses at all times.

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

Nonperforming assets include nonaccrual loans and other real estate owned. Nonaccrual loans represent loans of which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of uncollectible amounts of loans at the point they become past due 90 days.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Nonaccrual loans	$47,667	$44,454
OREO	-	264
Total nonperforming assets (1)	$47,667	$44,718

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.59%	0.55%
Nonperforming assets to total assets	0.48%	0.46%

Investment Securities

As of March 31, 2023, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three-months ended March 31, 2023, average securities decreased $11.0 million to approximately $732.9 million, or 8.0% of average total interest-earning assets, from approximately $743.9 million, or 8.3% of average interest-earning assets, at December 31, 2022.

As of March 31, 2023, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $57.3 million as compared with net unrealized losses of $61.8 million as of December 31, 2022. The decrease in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale as of March 31, 2023.

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

The Company utilizes a number of strategies to manage interest rate risk including, but not limited to: (i) balancing the types and structures of interest-earning assets and interest-bearing liabilities by diversifying mix, coupons, maturities and/or repricing characteristics (ii) reducing the overall interest rate sensitivity of liabilities by emphasizing core and/or longer-term deposits; utilizing FHLB advances and wholesale deposits for our interest rate risk profile, (iii) managing the investment portfolio for liquidity and interest rate risk profile, and (iv) entering into interest rate swap and cap agreements.

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2023 and December 31, 2022, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of March 31, 2023, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 0.63%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.79%. As of December 31, 2022, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.22%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.01%.

Based on our model, which was run as of March 31, 2023, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 3.11%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.01%. As of December 31, 2022, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.99%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2023, would decrease by 12.16% with an instantaneous rate shock of up 200 basis points, and decline by 0.49% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2022, would decrease by 10.51% with an instantaneous rate shock of up 200 basis points, and decrease by 1.13% with an instantaneous rate shock of down 100 basis points.

The change in interest rate sensitivity was impacted by an increases in our cash on hand position and in short and intermediate-term fixed rate funding, partially offset by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing nonmaturity deposits.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of March 31, 2023.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,012,527	(212,442)	(17.34)	+300	$268,853	$(605)	(0.22)
+200	1,076,038	(148,931)	(12.16)	+200	267,757	(1,701)	(0.63)
+100	1,142,074	(82,895)	(6.77)	+100	266,795	(2,663)	(0.99)
0	1,224,969	-	-	0	269,458	-	-
-100	1,218,995	(5,974)	(0.49)	-100	261,947	(7,511)	(2.79)
-200	1,199,347	(25,622)	(2.09)	-200	252,496	(16,962)	(6.29)
-300	1,170,922	(54,047)	(4.41)	-300	244,526	(24,932)	(9.25)

Certain model limitations are inherent in the methodology used in the EVE and net interest income measurements. The models require the making of certain assumptions which may tend to oversimplify the way actual yields and costs respond to changes in market interest rates. The models assume that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured, thus they do not consider the Company’s strategic plans, or any other steps it may take to respond to changes in rates over the forecasted period of time. Additionally, the models assume immediate changes in interest rates, based on yield curves as of a point-in-time, which are reflected in a parallel, instantaneous and uniform manner across all yield curves, when in reality changes may rarely be of this nature. The models also utilize data derived from historical performance and as interest rates change the actual performance of loan prepayments, rate sensitivities, and average life assumptions may deviate from assumptions utilized in the models and can impact the results. Accordingly, although the above measurements provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates. Given the unique nature of the post-pandemic interest rate environment and the speed with which interest rates have been changing, the projections noted above on the Company’s EVE and net interest income and can be expected to differ from actual results.

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

As of March 31, 2023, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2023, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $827.7 million, which represented 8.1% of total assets and 9.6% of total deposits and borrowings, compared to $760.0 million as of December 31, 2022, which represented 7.9% of total assets and 9.3% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2023, had the ability to borrow $2.1 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $73.7 million. In addition, as of March 31, 2023, the Bank had in place borrowing capacity of $410 million through correspondent banks and other unsecured borrowing lines. As of March 31, 2023, the Bank had aggregate available and unused credit of approximately $1.2 billion, which represents the aforementioned facilities totaling $2.6 billion net of $1.4 billion in outstanding borrowings and letters of credit. As of March 31, 2023, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

During April 2023 the Bank increased its availability at both the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York, by a total of approximately $2.0 billion, primarily through the additional pledging of previously unencumbered and unpledged loans. The Bank’s access to the Federal Reserve Bank of New York, for both discount window and BTF access, was increased to $1.2 billion, from $0.1 billion as of March 31, 2023, primarily reflecting loans now pledged with unpaid principal balances of approximately $1.4 billion. The Bank’s access to the Federal Home Loan Bank was increased to $2.9 billion, from $2.1 billion as of March 31, 2023, primarily reflecting increased loans pledged with unpaid principal balances of approximately $1.2 billion.

Cash and cash equivalents totaled $562.4 million as of March 31, 2023, increasing by $294.1 million from $268.3 million as of December 31, 2022.  Operating activities provided $16.4 million in net cash.  Investing activities used $26.6 million in net cash, primarily reflecting an increase in loans and investment securities.  Financing activities provided $304.3 million in net cash, primarily reflecting an increase in deposits of $396.7 million and partially offset by repayment of subordinated debt of $75.0 million.

Deposits

Total deposits increased by $396.6 million, or 5.4%, to $7.8 billion as of March 31, 2023 from December 31, 2022. The increase was primarily due to increases in time deposits and interest-bearing and NOW deposits partially offset by a decrease in demand, noninterest-bearing deposits and savings deposits. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
	March 31, 2023		December 31, 2022		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Demand, noninterest-bearing	$1,345,265	17.4%	$1,501,614	20.4%	$(156,349)
Demand, interest-bearing and NOW	3,328,582	42.9	3,085,613	41.9	242,969
Savings	372,667	4.8	375,205	5.1	(2,538)
Time	2,706,662	34.9	2,394,190	32.6	312,472
Total deposits	$7,753,176	100.0%	$7,356,622	100.0%	$396,554

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of March 31, 2023 was 7.65%.

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

During January 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain accredited investors. The net proceeds from the sale of the Notes were used in the first quarter of 2018 for general corporate purposes, which included the Parent Corporation contributing $65 million of the net proceeds to the Bank in the form of debt and common equity. The Notes were non-callable for five years, had a stated maturity of February 1, 2028 and bore interest at a rate that reset quarterly to then current three-month LIBOR rate plus 284 basis points.  The 2018 Notes were redeemed in full on February 1, 2023.

Stockholders’ Equity

The Company’s stockholders’ equity was $1.2 billion as of March 31, 2023, an increase of $12.2 million from December 31, 2022. The increase in stockholders’ equity was primarily attributable to retained earnings, in addition to an increase in additional paid-in capital, partially offset by a decrease in accumulated other comprehensive income, reflecting the after-tax decline in the fair value of investment securities net of unrealized hedge gains recorded in other assets, and an increase in treasury stock. As of March 31, 2023, the Company’s tangible common equity ratio and tangible book value per share were 8.87% and $22.07, respectively. As of December 31, 2022, the tangible common equity ratio and tangible book value per share were 9.04% and $21.71, respectively. Total goodwill and other intangible assets were approximately $215.3 million and $215.7 million, as of March 31, 2023 and December 31, 2022, respectively.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	March 31, 2023	December 31, 2022
	(dollars in thousands, except for share and per share data)
Common equity	$1,080,043	$1,067,824
Less: intangible assets	(215,312)	(215,684)
Tangible common stockholders’ equity	$864,731	$852,140

Total assets	$9,960,467	$9,644,948
Less: intangible assets	(215,312)	(215,684)
Tangible assets	$9,745,155	$9,429,264

Common stock outstanding at period end	39,179,051	39,568,090

Tangible common equity ratio (1)	8.87%	9.04%

Book value per common share	$27.57	$27.21
Less: intangible assets	5.50	5.50
Tangible book value per common share	$22.07	$21.71

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2023 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023	(dollars in thousands)
Tier 1 leverage capital	$1,014,519	10.60%	$382,730	4.00%	NA	NA
CET I risk-based ratio	898,437	10.55	383,258	4.50	NA	NA
Tier 1 risk-based capital	1,014,519	11.91	511,011	6.00	NA	NA
Total risk-based capital	1,178,852	13.84	681,348	8.00	NA	NA

N/A - not applicable

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023			(dollars in thousands)
Tier 1 leverage capital	$1,015,381	10.62%	$382,549	4.00%	478,186	5.00%
CET I risk-based ratio	1,015,381	11.92	383,251	4.50	553,585	6.50
Tier 1 risk-based capital	1,015,381	11.92	511,002	6.00	681,355	8.00
Total risk-based capital	1,130,514	13.27	681,335	8.00	851,669	10.00

As of March 31, 2023, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 3.34% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.77% above the minimum buffer ratio.

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

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of:

Risks Related to Recent Events Impacting the Financial Services Industry:

Recent events impacting the financial services industry, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, have resulted in increased volatility and reduced valuations of equity and other securities of banks in the capital markets. In addition, the Federal Reserve, in order to combat inflation, has employed quantitative tightening in order to reduce the size of its balance sheet, resulting in increased competition and costs for bank deposits and an increased risk of an economic recession. These recent events have, and could continue to, increase competition for deposits and adversely impact the market price and volatility of the Company’s common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended March 31, 2023, the Company repurchased a total of 205,163 shares. As of  March 31, 2023, shares remaining for repurchase under the program were 1,622,477.

The following table details share repurchases for the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	-	$-	-	1,827,640
February 1, 2023 - February 28, 2023	98,063	24.00	98,063	1,729,577
March 1, 2023 - March 31, 2023	107,100	22.47	205,163	1,622,477

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: May 5, 2023		Date: May 5, 2023