Form 10-Q
period 2023-06-30
ConnectOne Bancorp, Inc.
filed 2023-08-04
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)ma

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	38,938,113 shares
(Title of Class)	(Outstanding as of August 4, 2023)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands, except for share data)	June 30,	December 31,
	2023	2022

ASSETS
Cash and due from banks	$56,286	$61,629
Interest-bearing deposits with banks	263,638	206,686
Cash and cash equivalents	319,924	268,315

Investment securities	612,819	634,884
Equity securities	17,950	15,811

Loans held-for-sale	1,089	13,772

Loans receivable	8,148,540	8,099,689
Less: Allowance for credit losses - loans	89,205	90,513
Net loans receivable	8,059,335	8,009,176

Investment in restricted stock, at cost	46,688	46,604
Bank premises and equipment, net	29,093	27,800
Accrued interest receivable	46,237	46,062
Bank owned life insurance	234,412	231,328
Right of use operating lease assets	8,874	10,179
Other real estate owned	-	264
Goodwill	208,372	208,372
Core deposit intangibles	6,569	7,312
Other assets	132,601	125,069
Total assets	$9,723,963	$9,644,948
LIABILITIES
Deposits:
Noninterest-bearing	$1,356,293	$1,501,614
Interest-bearing	6,182,004	5,855,008
Total deposits	7,538,297	7,356,622
Borrowings	827,601	857,622
Subordinated debentures, net	79,187	153,255
Operating lease liabilities	10,007	11,397
Other liabilities	69,474	87,301
Total liabilities	8,524,566	8,466,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of June 30, 2023 and as of December 31, 2022; outstanding 115,000 shares as of June 30, 2023 and as of December 31, 2022	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,120,841 shares as of June 30, 2023 and 41,942,149 shares as of December 31, 2022; outstanding 38,936,652 shares as of June 30, 2023 and 39,243,123 as of December 31, 2022	586,946	586,946
Additional paid-in capital	30,740	30,126
Retained earnings	566,498	535,915
Treasury stock, at cost 3,184,189 common shares as of June 30, 2023 and 2,699,026 as of December 31, 2022	(61,877)	(52,799)
Accumulated other comprehensive loss	(33,837)	(32,364)
Total stockholders’ equity	1,199,397	1,178,751
Total liabilities and stockholders’ equity	$9,723,963	$9,644,948

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$111,048	$81,285	$217,951	$157,310
Interest and dividends on investment securities:
Taxable	4,029	2,551	8,258	4,424
Tax-exempt	1,247	916	2,339	1,625
Dividends	945	291	1,843	505
Interest on federal funds sold and other short-term investments	4,056	313	7,031	433
Total interest income	121,325	85,356	237,422	164,297
Interest expense
Deposits	50,714	5,709	90,801	10,719
Borrowings	6,768	4,056	15,694	7,629
Total interest expense	57,482	9,765	106,495	18,348
Net interest income	63,843	75,591	130,927	145,949
Provision for credit losses	3,000	3,000	4,000	4,450
Net interest income after provision for credit losses	60,843	72,591	126,927	141,499
Noninterest income
Deposit, loan and other income	1,545	1,866	2,948	3,609
Income on bank owned life insurance	1,553	1,342	3,084	2,548
Net gains on sale of loans held-for-sale	550	556	599	1,257
Net losses on equity securities	(210)	(405)	(401)	(1,001)
Total noninterest income	3,438	3,359	6,230	6,413
Noninterest expenses
Salaries and employee benefits	21,751	19,662	44,013	38,445
Occupancy and equipment	2,677	2,733	5,438	4,662
FDIC insurance	1,715	725	2,665	1,331
Professional and consulting	1,932	2,124	4,126	3,916
Marketing and advertising	556	426	1,088	777
Information technology and communications	3,644	2,801	6,705	5,667
Amortization of core deposit intangibles	371	434	743	867
Other components of net periodic pension expense	(25)	(143)	(51)	(286)
Increase in value of acquisition price	-	833	-	1,516
Other expenses	2,829	2,108	5,593	4,038
Total noninterest expenses	35,450	31,703	70,320	60,933
Income before income tax expense	28,831	44,247	62,837	86,979
Income tax expense	7,437	11,889	16,514	23,240
Net income	21,394	32,358	46,323	63,739
Preferred dividends	1,509	1,509	3,018	3,018
Net income available to common stockholders	$19,885	$30,849	$43,305	$60,721
Earnings per common share
Basic	$0.51	$0.78	$1.11	$1.54
Diluted	0.51	0.78	1.10	1.53

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$21,394	$32,358	$46,323	$63,739
Other comprehensive income (loss):

Unrealized holding losses on available-for-sale securities arising during the period	(10,303)	(23,891)	(3,775)	(54,516)
Tax effect	2,955	7,616	910	15,755
Net of tax	(7,348)	(16,275)	(2,865)	(38,761)

Unrealized gains on cash flow hedges	14,425	8,284	10,064	27,284
Tax effect	(4,340)	(2,946)	(3,028)	(8,287)
Net of tax	10,085	5,338	7,036	18,997

Reclassification adjustment for realized (gains) losses on cash flow hedges	(3,953)	129	(8,220)	654
Tax effect	1,189	(37)	2,473	(184)
Net of tax	(2,764)	92	(5,747)	470

Unrealized gains on pension plan	-	-	-	2,187
Tax effect	-	-	-	(615)
Net of tax	-	-	-	1,572

Reclassification adjustment for realized losses on pension plan included in net income	74	16	148	32
Tax effect	(22)	(5)	(45)	(9)
Net of tax	52	11	103	23

Total other comprehensive income (loss)	25	(10,834)	(1,473)	(17,699)

Total comprehensive income	$21,419	$21,524	$44,850	$46,040

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended June 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2023	$110,927	$586,946	$31,350	$553,261	$(57,652)	$(33,862)	$1,190,970
Net income	-	-	-	21,394	-	-	21,394
Other comprehensive loss, net of tax	-	-	-	-	-	25	25
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.17 per share)	-	-	-	(6,648)	-	-	(6,648)
Exercise of stock options (269 shares)	-	-	4	-	-	-	4
Restricted stock grants, net of forfeitures (37,332 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,836)	-	-	-	(1,836)
Repurchase of treasury stock (270,000 shares)	-	-	-	-	(4,225)	-	(4,225)
Stock-based compensation expense	-	-	1,222	-	-	-	1,222

Balance as of June 30, 2023	$110,927	$586,946	$30,740	$566,498	$(61,877)	$(33,837)	$1,199,397

	Three Months Ended June 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2022	$110,927	$586,946	$28,484	$464,889	$(44,458)	$(8,269)	$1,138,519
Net income	-	-	-	32,358	-	-	32,358
Other comprehensive loss, net of tax	-	-	-	-	-	(10,834)	(10,834)
Cash dividends declared on preferred stock ($0.328125 per depositary share)				(1,509)			(1,509)
Cash dividends declared on common stock ($0.155 per share)	-	-	-	(6,098)	-	-	(6,098)
Exercise of stock options (6,312 shares)	-	-	33	-	-	-	33
Restricted stock grants, net of forfeitures (20,715 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(2,133)	-	-	-	(2,133)
Repurchase of treasury stock (302,315 shares)	-	-	-	-	(8,341)	-	(8,341)
Stock-based compensation expense	-	-	1,152	-	-	-	1,152

Balance as of June 30, 2022	$110,927	$586,946	$27,536	$489,640	$(52,799)	$(19,103)	$1,143,147

(continued)

	Six Months Ended June 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	46,323	-	-	46,323
Other comprehensive loss, net of tax	-	-	-	-	-	(1,473)	(1,473)
Cash dividends paid on preferred stock ($0.65625 per depositary share)	-	-	-	(3,018)	-	-	(3,018)
Cash dividends paid on common stock ($0.34 per share)	-	-	-	(12,722)	-	-	(12,722)
Exercise of stock options (6,742 shares)	-	-	85	-	-	-	85
Restricted stock grants, net of forfeitures (86,534 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (32,068 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction performance units earned (52,353 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,836)	-	-	-	(1,836)
Repurchase of treasury stock (485,163 shares)	-	-	-	-	(9,078)	-	(9,078)
Stock-based compensation expense	-	-	2,365	-	-	-	2,365

Balance as of June 30, 2023	$110,927	$586,946	$30,740	$566,498	$(61,877)	$(33,837)	$1,199,397

	Six Months Ended June 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	63,739	-	-	63,739
Other comprehensive loss, net of tax	-	-	-	-	-	(17,699)	(17,699)
Cash dividends declared on preferred stock ($0.65625 per depositary share)				(3,018)			(3,018)
Cash dividends declared on common stock ($0.285 per share)	-	-	-	(11,250)	-	-	(11,250)
Exercise of stock options (15,086 shares)	-	-	124	-	-	-	124
Restricted stock grants, net of forfeitures (53,169 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(2,133)	-	-	-	(2,133)
Repurchase of treasury stock (447,108 shares)	-	-	-	-	(13,127)	-	(13,127)
Stock-based compensation expense	-	-	2,299	-	-	-	2,299

Balance as of June 30, 2022	$110,927	$586,946	$27,536	$489,640	$(52,799)	$(19,103)	$1,143,147

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$46,323	$63,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,211	1,942
Provision for credit losses	4,000	4,450
Amortization of intangibles	743	867
Net accretion of loans	(1,248)	(1,689)
Accretion on bank premises	(24)	(24)
Accretion on deposits	(177)	(518)
Amortization on borrowings, net	11	14
Stock-based compensation	2,365	2,299
Losses on equity securities, net	401	1,001
Gains on sale of loans held-for-sale, net	(599)	(1,257)
Loans originated for resale	(10,084)	(14,795)
Proceeds from sale of loans held-for-sale	18,382	16,302
Gain on sale of other real estate owned	22	-
Increase in cash surrender value of bank owned life insurance	(3,084)	(2,548)
Amortization of premium and accretion of discounts on securities available-for-sale	565	1,481
Amortization of subordinated debentures issuance costs	932	152
Increase in accrued interest receivable	(175)	(463)
Net change in operating leases	(85)	(93)
Increase in other assets	(5,378)	(4,024)
(Decrease) increase in other liabilities	(17,463)	4,131
Net cash provided by operating activities	37,638	70,967

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(14,678)	(296,254)
Maturities, calls and principal repayments	32,403	98,824
Purchase of equity securities	(2,540)	(3,200)
Net redemptions of restricted investment in bank stocks	(84)	(19,461)
Payments on loans held-for-sale	25	2,390
Net increase in loans	(48,168)	(450,723)
Purchase of bank owned life insurance	-	(30,000)
Purchases of premises and equipment	(3,480)	(1,276)
Proceeds from sale of OREO	242	-
Net cash used in investing activities	(36,280)	(699,700)

Cash flows from financing activities
Net increase in deposits	181,852	285,164
Advances of Federal Home Loan Bank (“FHLB”) borrowings	1,377,000	1,450,181
Repayments of subordinated debt	(75,000)	-
Repayments of borrowings	(1,407,032)	(1,043,424)
Cash dividends on preferred stock	(3,018)	(3,018)
Cash dividends paid on common stock	(12,722)	(13,127)
Repurchase of treasury stock	(9,078)	(11,250)
Proceeds from exercise of stock options	85	124
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,836)	(2,133)
Net cash provided by financing activities	50,251	662,517
Net change in cash and cash equivalents	51,609	33,784
Cash and cash equivalents at beginning of period	268,315	265,536

Cash and cash equivalents at end of period	$319,924	$299,320

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$104,572	$18,117
Income taxes	18,655	20,832

Supplemental disclosures of noncash activities
Investing:
Transfer of loans held-for-investment to other real estate owned	$-	$316
Transfer of loans from held-for-sale to held-for-investment	16,156	-
Transfer of loans from held-for-investment to held-for-sale	11,197	5,572

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a.   Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”). The Bank’s direct and indirect subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company), Port Jervis Holdings, LLC (a New Jersey limited liability company), BONJ Special Properties, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey financial technology company).

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except for per share data)	2023	2022	2023	2022
Net income available to common stockholders	$19,885	$30,849	$43,305	$60,721
Earnings allocated to participating securities	(53)	(70)	(98)	(150)
Income attributable to common stock	$19,832	$30,779	$43,207	$60,571

Weighted average common shares outstanding, including participating securities	39,078	39,379	39,127	39,469
Weighted average participating securities	(104)	(89)	(88)	(98)
Weighted average common shares outstanding	38,974	39,290	39,039	39,371
Incremental shares from assumed conversions of options, performance units and restricted shares	43	176	135	225
Weighted average common and equivalent shares outstanding	39,017	39,466	39,174	39,596

Earnings per common share:
Basic	$0.51	$0.78	$1.11	$1.54
Diluted	0.51	0.78	1.10	1.53

There were no antidilutive share equivalents during the six months ended June 30, 2023 and  June 30, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities

All of the Company’s investment securities are classified as available-for-sale as of June 30, 2023 and December 31, 2022. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2023 and December 31, 2022. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of June 30, 2023 and December 31, 2022.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
June 30, 2023
Investment securities available-for-sale:
Federal agency obligations	$54,102	$-	$(10,949)	$43,153	$-
Residential mortgage pass-through securities	465,856	80	(56,810)	409,126	-
Commercial mortgage pass-through securities	25,364	-	(4,154)	21,210	-
Obligations of U.S. states and political subdivisions	152,614	109	(18,884)	133,839	-
Corporate bonds and notes	4,000	-	(41)	3,959	-
Asset-backed securities	1,422	-	(41)	1,381	-
Other securities	151	-	-	151	-
Total securities available-for-sale	$703,509	$189	$(90,879)	$612,819	$-

December 31, 2022
Investment securities available-for-sale:
Federal agency obligations	$54,889	$-	$(10,439)	$44,450	$-
Residential mortgage pass-through securities	475,263	178	(57,863)	417,578	-
Commercial mortgage pass-through securities	25,485	-	(4,381)	21,104	-
Obligations of U.S. states and political subdivisions	157,247	111	(14,462)	142,896	-
Corporate bonds and notes	7,000	-	(26)	6,974	-
Asset-backed securities	1,673	-	(33)	1,640	-
Other securities	242	-	-	242	-
Total securities available-for-sale	$721,799	$289	$(87,204)	$634,884	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Investment securities having a carrying value of approximately $354.8 million and $157.0 million as of June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window, Bank Term Funding ("BTF") program borrowings, and access to unutilized Federal Home Loan Bank advances and for other purposes required or permitted by law. As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of June 30, 2023, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	June 30, 2023
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$2,000	$2,000
Due after one year through five years	4,388	4,339
Due after five years through ten years	2,574	2,558
Due after ten years	203,176	173,435
Residential mortgage pass-through securities	465,856	409,126
Commercial mortgage pass-through securities	25,364	21,210
Other securities	151	151
Total securities available-for-sale	$703,509	$612,819

There were no realized gains or losses on securities during the six months ended June 30, 2023 and June 30, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Impairment Analysis of Available--for-sale Debt Securities

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$43,154	$(10,949)	$4,565	$(347)	$38,589	$(10,602)
Residential mortgage pass-through securities	395,195	(56,810)	130,196	(5,818)	264,999	(50,992)
Commercial mortgage pass-through securities	21,210	(4,154)	-	-	21,210	(4,154)
Obligations of U.S. states and political subdivisions	116,310	(18,884)	22,408	(1,320)	93,902	(17,564)
Corporate bonds and notes	1,959	(41)	1,959	(41)	-	-
Asset-backed securities	1,381	(41)	381	(17)	1,000	(24)
Total temporarily impaired securities	$579,209	$(90,879)	$159,509	$(7,543)	$419,700	$(83,336)

	December 31, 2022
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$44,451	$(10,439)	$20,517	$(1,831)	$23,934	$(8,608)
Residential mortgage pass-through securities	403,039	(57,863)	218,918	(13,869)	184,121	(43,994)
Commercial mortgage pass-through securities	21,105	(4,381)	14,523	(2,304)	6,582	(2,077)
Obligations of U.S. states and political subdivisions	133,265	(14,462)	47,446	(3,404)	85,819	(11,058)
Corporate bonds and notes	4,973	(26)	4,973	(26)	-	-
Asset-backed securities	1,640	(33)	1,048	(16)	592	(17)
Total temporarily impaired securities	$608,473	$(87,204)	$307,425	$(21,450)	$301,048	$(65,754)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale as of June 30, 2023 and December 31, 2022, totaled $2.3 million and $2.4 million, respectively.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of June 30, 2023.

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

Note 4. Derivatives

As part of our overall asset liability management strategy the Company uses derivative instruments, which can include interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

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

Net interest (income) expense recorded on these swap and interest rate cap transactions totaled approximately ($5.0) million and ($9.3) million during the three and six months ended June 30, 2023, respectively, compared to $0.1 million and $0.7 million for the three and six months ended  June 30, 2022, respectively, and is recorded as a component of either interest expense on FHLB advances or brokered certificates of deposits.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

The following table presents the net gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Six Months Ended June 30, 2023
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$10,064	$(8,221)	$-

	Six Months Ended June 30, 2022
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$27,284	$654	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$950,000	$57,545	$950,000	$56,797

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Commercial	$1,472,795	$1,472,734
Commercial real estate	5,831,382	5,795,228
Commercial construction	596,219	574,139
Residential real estate	254,405	264,748
Consumer	1,416	2,312
Gross loans	8,156,217	8,109,161
Net deferred loan fees	(7,677)	(9,472)
Total loans receivable	$8,148,540	$8,099,689

As of   June 30, 2023 and December 31, 2022, loans totaling approximately $5.5 billion and $2.7 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Commercial real estate	$-	$13,473
Residential real estate	1,089	299
Total carrying amount	$1,089	$13,772

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL and nonaccrual loans without an ACL as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$18,829	$5,824	$24,653
Commercial real estate	3,346	20,183	23,529
Residential real estate	984	2,330	3,314
Total	$23,159	$28,337	$51,496

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

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the credit quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. The following table presents loans by origination and risk designation as of June 30, 2023 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$113,591	$261,352	$277,527	$43,047	$15,418	$129,241	$593,410	$1,433,586
Special mention	-	-	-	-	572	8,444	3,298	12,314
Substandard	304	3,585	169	7	1,578	19,766	1,486	26,895
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$113,895	$264,937	$277,696	$43,054	$17,568	$157,451	$598,194	$1,472,795

Commercial Real Estate
Pass	$105,297	$1,579,132	$1,594,527	$361,785	$359,274	$1,297,204	$450,459	$5,747,678
Special mention	-	-	-	-	-	36,141	-	36,141
Substandard	-	-	1,909	-	2,637	26,143	16,874	47,563
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$105,297	$1,579,132	$1,596,436	$361,785	$361,911	$1,359,488	$467,333	$5,831,382

Commercial Construction
Pass	$400	$4,931	$15,717	$6,720	$-	$-	$559,801	$587,569
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	8,650	8,650
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$400	$4,931	$15,717	$6,720	$-	$-	$568,451	$596,219

Residential
Pass	$3,300	$44,256	$24,397	$23,349	$20,530	$94,296	$36,911	$247,039
Special mention	-	-	-	-	-	658	3,393	4,051
Substandard	-	-	579	-	-	2,567	169	3,315
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$3,300	$44,256	$24,976	$23,349	$20,530	$97,521	$40,473	$254,405

Consumer
Pass	$1,218	$101	$-	$7	$-	$-	$90	$1,416
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,218	$101	$-	$7	$-	$-	$90	$1,416

Total
Pass	$223,806	$1,889,772	$1,912,168	$434,908	$395,222	$1,520,741	$1,640,671	$8,017,288
Special mention	-	-	-	-	572	45,243	6,691	52,506
Substandard	304	3,585	2,657	7	4,215	48,476	27,179	86,423
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$224,110	$1,893,357	$1,914,825	$434,915	$400,009	$1,614,460	$1,674,541	$8,156,217

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$4,918	$14,826	$19,744
Commercial real estate	47,478	-	47,478
Commercial construction	8,650	-	8,650
Residential real estate	6,382	-	6,382
Total	$67,428	$14,826	$82,254

	December 31, 2022
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$5,352	$22,517	$27,869
Commercial real estate	52,477	-	52,477
Commercial construction	8,232	-	8,232
Residential real estate	5,864	-	5,864
Total	$71,925	$22,517	$94,442

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding the effect of net deferred fees, which are past due as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$457	$1,375	$-	$24,653	$26,485	$1,446,310	$1,472,795
Commercial real estate	-	534	5,739	23,529	29,802	5,801,580	5,831,382
Commercial construction	-	-	-	-	-	596,219	596,219
Residential real estate	51	438	-	3,314	3,803	250,602	254,405
Consumer	-	-	-	-	-	1,416	1,416
Total	$508	$2,347	$5,739	$51,496	$60,090	$8,096,127	$8,156,217

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$306	$-	$-	$25,257	$25,563	$1,447,171	$1,472,734
Commercial real estate	90	-	5,591	16,817	22,498	5,772,730	5,795,228
Commercial construction	-	-	-	-	-	574,139	574,139
Residential real estate	1,569	-	-	2,380	3,949	260,799	264,748
Consumer	-	-	-	-	-	2,312	2,312
Total	$1,965	$-	$5,591	$44,454	$52,010	$8,057,151	$8,109,161

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	June 30, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$8,482	$902	$-	$109	$-	$9,493
Collectively evaluated impairment	20,111	51,607	3,546	3,710	5	78,979
Acquired with deteriorated credit quality individually analyzed	733	-	-	-	-	733
Total	$29,326	$52,509	$3,546	$3,819	$5	$89,205

Gross loans
Individually evaluated impairment	$27,207	$47,478	$8,650	$6,382	$-	$89,717
Collectively evaluated impairment	1,445,086	5,783,904	587,569	248,023	1,416	8,065,998
Acquired with deteriorated credit quality individually analyzed	502	-	-	-	-	502
Total	$1,472,795	$5,831,382	$596,219	$254,405	$1,416	$8,156,217

	December 31, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$7,426	$1,003	$-	$50	$-	$8,479
Collectively evaluated impairment	19,319	50,818	3,718	4,093	7	77,955
Acquired with deteriorated credit quality individually analyzed	2,158	1,921	-	-	-	4,079
Total	$28,903	$53,742	$3,718	$4,143	$7	$90,513

Gross loans
Individually evaluated impairment	$30,994	$46,886	$8,232	$5,864	$-	$91,976
Collectively evaluated impairment	1,436,866	5,742,751	565,907	258,884	2,312	8,006,720
Acquired with deteriorated credit quality individually analyzed	4,874	5,591	-	-	-	10,465
Total	$1,472,734	$5,795,228	$574,139	$264,748	$2,312	$8,109,161

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2023 is summarized in the tables below.

	Three Months Ended June 30, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of March 31, 2023	$26,162	$53,000	$3,966	$3,868	$6	$87,002
Charge-offs	(1,100)	-	-	(18)	-	(1,118)
Recoveries	9	-	-	67	-	76
Provision for (reversal of) credit losses - loans	4,255	(491)	(420)	(98)	(1)	3,245

Balance as of June 30, 2023	$29,326	$52,509	$3,546	$3,819	$5	$89,205

	Six Months Ended June 30, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2022	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Charge-offs	(3,867)	(1,717)	-	(18)	-	(5,602)
Recoveries	9	-	-	68	-	77
Provision for (reversal of) credit losses - loans	4,281	484	(172)	(374)	(2)	4,217

Balance as of June 30, 2023	$29,326	$52,509	$3,546	$3,819	$5	$89,205

	Three Months Ended June 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of March 31, 2022	$25,459	$47,868	$3,281	$3,455	$7	$80,070
Charge-offs	(292)	(1)	-	(9)	-	(302)
Recoveries	-	-	-	32	-	32
Provision for (reversal of) credit losses - loans	2,968	(305)	132	147	(3)	2,939

Balance as of June 30, 2022	$28,135	$47,562	$3,413	$3,625	$4	$82,739

	Six Months Ended June 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2021	$25,969	$45,589	$3,580	$3,628	$7	$78,773
Charge-offs	(341)	(226)	-	(9)	-	(576)
Recoveries	1	-	-	63	-	64
Provision for (reversal of) credit losses - loans	2,506	2,199	(167)	(57)	(3)	4,478

Balance as of June 30, 2022	$28,135	$47,562	$3,413	$3,625	$4	$82,739

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

The following table presents the amortized cost basis at the end of the reporting period of the loan modifications to borrowers experiencing financial difficulty:

	Six Months Ended
	June 30, 2023
	Term Extension	% of Portfolio
	(dollars in thousands)
Commercial	$53	0.00%
Commercial real estate	213	0.00%

The above table consists of loans that added a weighted average of 13 years to the maturity of the modified loans, which did not have a material effect on the cash flows.

The following table presents the performance of loans that have been modified in the last twelve months:

	June 30, 2023
	Current	Past Due 30-89 Days	Past Due 90 Days or More
	(dollars in thousands)
Commercial	$53	$-	$-
Commercial real estate	213	-	-

There were no loans to borrowers experiencing financial difficulty that had a payment default during the six months ended June 30, 2023 and which were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

Troubled debt restructurings:

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the six months ended June 30, 2022, the Company modified two loans that were determined to be troubled debt restructurings, a commercial loan and a commercial real estate loan, with outstanding balances of $98 thousand and $8.3 million, respectively. The commercial loan modified as a TDR during the six months ended June 30, 2022 was a maturity extension, while the commercial real estate loan modified as a TDR during the six months ended June 30, 2022 was an interest rate reduction, that was commensurate with a one-time $500,000 principal paydown.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for (reversal of) credit losses on the Company’s income statement. The following table presents a roll forward of the allowance for credit losses for unfunded commitments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2023	2022
	(dollars in thousands)
Balance at beginning of period	$3,064	$2,262
Provision for (reversal of) credit losses - unfunded commitments	(245)	61
Balance at end of period	$2,819	$2,323

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
	(dollars in thousands)
Balance at beginning of period	$3,036	$2,351
Reversal of credit losses - unfunded commitments	(217)	(28)
Balance at end of period	$2,819	$2,323

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three and six months ended June 30, 2023 and 2022 :

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2023	2022
	(dollars in thousands)
Provision for credit losses – loans	$3,245	$2,939
Provision for (reversal of) credit losses - unfunded commitments	(245)	61
Provision for credit losses	$3,000	$3,000

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
	(dollars in thousands)
Provision for credit losses – loans	$4,217	$4,478
Reversal of credit losses - unfunded commitments	(217)	(28)
Provision for credit losses	$4,000	$4,450

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2023 and December 31, 2022 are as follows:

		June 30, 2023
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$43,153	$-	$43,153	$-
Residential mortgage pass-through securities	409,126	-	409,126	-
Commercial mortgage pass-through securities	21,210	-	21,210	-
Obligations of U.S. states and political subdivision	133,839	-	126,602	7,237
Corporate bonds and notes	3,959	-	3,959	-
Asset-backed securities	1,381	-	1,381	-
Other securities	151	151	-	-
Total available-for-sale	612,819	151	605,431	7,237

Equity securities	17,950	9,736	8,214	-
Derivatives	57,545	-	57,545	-
Total assets	$688,314	$9,887	$671,190	$7,237

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2023 and during the year ended December 31, 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of June 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$10,779	$-	$-	$10,779
Commercial real estate	10,376	-	-	10,376
Residential real estate	1,319	-	-	1,319

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$14,550	$-	$-	$14,550
Commercial real estate	17,264	-	-	17,264
Residential real estate	1,392	-	-	1,392

Collateral dependent loans – Collateral dependent loans as of June 30, 2023 that required a valuation allowance were $28.7 million with a related valuation allowance of $6.2 million compared to $43.8 million with a related valuation allowance of $10.5 million as of December 31, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and for the year ended December 31, 2022:

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2022	$7,349
Principal paydowns	(147)
Change in unrealized gain	35
Ending balance, June 30, 2023	$7,237

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2021	$8,565
Principal paydowns	(287)
Changes in unrealized loss	(929)
Ending balance, December 31, 2022	$7,349

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,237	Discounted cash flows	Discount rate	4.3%

December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,349	Discounted cash flows	Discount rate	4.3%

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

June 30, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$10,311	Market approach (100%)	Average transfer price as a price to unpaid principal balance	65% –92% (67%)
Commercial	468	Appraisals of collateral value	Adjustment for comparable sales	-10% to +13% (+3%)
Commercial real estate	10,376	Appraisals of collateral value	Adjustment for comparable sales	-15% to +5% (6%)
Residential real estate	1,319	Appraisals of collateral value	Adjustment for comparable sales	+21% to +39% (+27%)

December 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$14,028	Market approach (100%)	Average transfer price as a price to unpaid principal balance	65% to 96% (67%)
Commercial loans	522	Appraisals of collateral value	Adjustment for comparable sales	-10% to +13% (+3%)
Commercial real estate loans	17,264	Appraisals of collateral value	Adjustment for comparable sales	-20% to +0% (-15%)
Residential real estate loans	1,392	Appraisals of collateral value	Adjustment for comparable sales	+21% to +39% (22%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2023 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2023 and December 31, 2022:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

June 30, 2023
Financial assets:
Cash and due from banks	$319,924	$319,924	$319,924	$-	$-
Securities available-for-sale	612,819	612,819	151	605,431	7,237
Restricted investments in bank stocks	46,688	n/a	n/a	n/a	n/a
Equity securities	17,950	17,950	9,736	8,214	-
Net loans	8,059,335	7,724,946	-	-	7,724,946
Derivatives - interest rate contracts	57,545	57,545	-	57,545	-
Accrued interest receivable	46,237	46,236	-	5,201	41,035

Financial liabilities:
Noninterest-bearing deposits	1,356,293	1,356,293	1,356,293	-	-
Interest-bearing deposits	6,182,004	6,146,249	3,560,856	2,585,393	-
Borrowings	827,601	825,002	-	825,002	-
Subordinated debentures	79,187	77,576	-	77,576	-
Accrued interest payable	8,083	8,083	-	8,083	-

December 31, 2022
Financial assets:
Cash and due from banks	$268,315	$268,315	$268,315	$-	$-
Investment securities available-for-sale	634,884	634,884	242	627,293	7,349
Restricted investment in bank stocks	46,604	n/a	n/a	n/a	n/a
Equity securities	15,811	15,811	9,733	6,078	-
Net loans	8,009,176	7,723,378	-	-	7,723,378
Derivatives - interest rate contracts	56,797	56,797	-	56,797	-
Accrued interest receivable	46,062	46,062	-	4,685	41,377

Financial liabilities:
Noninterest-bearing deposits	1,501,614	1,501,614	1,501,614	-	-
Interest-bearing deposits	5,855,008	5,811,291	3,460,818	2,350,473	-
Borrowings	857,622	854,698	.	854,698	-
Subordinated debentures	153,255	153,581	-	153,581	-
Accrued interest payable	6,925	6,925	-	6,925	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income (expense) on cash flow hedges	$3,953	$(129)	$8,220	$(654)	Borrowings and deposits expense
	(1,189)	37	(2,473)	184	Income tax (expense) benefit
	$2,764	$(92)	$5,747	$(470)

Amortization of pension plan net actuarial losses	$(74)	$(16)	$(148)	$(32)	Other components of net periodic pension expense
	22	5	45	9	Income tax benefit
	$(52)	$(11)	$(103)	$(23)
Total reclassification	$2,712	$(103)	$5,644	$(493)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7.  Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(64,640)	$(61,775)
Cash flow hedge, net of tax	33,649	32,360
Defined benefit pension and post-retirement plans, net of tax	(2,846)	(2,949)
Total	$(33,837)	$(32,364)

Note 8.  Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2023. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that will increase the maximum number of shares issuable by 450,000. The maximum number of shares of common stock or equivalents which may be issued under the Plan is now 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2023 were approximately 470,147. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and six months ended June 30, 2023 was $1.2 million and $2.4 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2022 was $1.2 million and $2.3 million, respectively.

 Activity under the Company’s options for the six months ended June 30, 2023 was as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,680	$12.95
Granted	-	-
Exercised	(6,742)	12.59
Forfeited/cancelled/expired	-	-
Outstanding as of June 30, 2023	1,938	14.24	0.16	$5,368
Exercisable as of June 30, 2023	1,938	$14.24	0.16	$5,368

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount changes based on the fair market value of the Company’s stock.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Stock-Based Compensation – (continued)

Activity under the Company’s restricted stock for the six months ended June 30, 2023 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	85,931	$26.20
Granted	93,147	16.19
Vested	(46,940)	27.59
Forfeited/cancelled/expired	(6,613)	23.60
Nonvested as of June 30, 2023	125,525	$18.39

As of June 30, 2023, there was approximately $1.5 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.3 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2022	195,265		$17.98
Awarded	85,158		17.93
Vested shares	(116,192)		10.77
Unearned as of June 30, 2023	164,231	233,087	$23.06

As of June 30, 2023, the specific number of shares related to performance units that were expected to vest was 164,231, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of June 30, 2023, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 233,087. During the six months ended June 30, 2023, 116,192 shares vested. A total of 63,839 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the six months ended June 30, 2023 were 52,353 shares. As of June 30, 2023, compensation cost of approximately $2.1 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2022	120,035	$23.84
Awarded	146,857	18.98
Vested shares	(70,669)	19.19
Unearned as of June 30, 2023	196,223	$21.88

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the six months ended June 30, 2023, 70,669 shares vested. A total of 38,601 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the six months ended June 30, 2023 were 32,068 shares. As of June 30, 2023, compensation cost of approximately $2.6 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.7 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2023	2022
	(dollars in thousands)
Service cost	$-	$-
Interest cost	110	78	Other components of net periodic pension expense
Expected return on plan assets	(209)	(237)	Other components of net periodic pension expense
Net amortization	74	16	Other components of net periodic pension expense
Total periodic pension income	$(25)	$(143)

	Six Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2023	2022
	(dollars in thousands)
Service cost	$-	$-
Interest cost	220	156	Other components of net periodic pension expense
Expected return on plan assets	(419)	(474)	Other components of net periodic pension expense
Net amortization	148	32	Other components of net periodic pension expense
Total periodic pension income	$(51)	$(286)

Contributions

The Company did not contribute to the Pension Trust during the six months ended June 30, 2023. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2023. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$775,001	5.35%	$830,000	4.42%
1 year through less than 2 years	-	-	-	-
2 years through less than 3 years	25,000	1.00	25,000	1.00
3 years through less than 4 years	2,050	2.23	2,050	2.23
4 years through 5 years	25,309	4.16	326	2.85
After 5 years	310	2.96	326	2.96
FHLB borrowings - gross	827,670	5.17%	857,702	4.32%
Fair value discount	(69)		(80)
Total FHLB borrowings	$827,601		$857,622

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

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of June 30, 2023 were primarily collateralized by approximately $2.8 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of June 30, 2023 the Company had remaining borrowing capacity of approximately $1.5 billion at FHLB.

Note 11. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate as of June 30, 2023 was 8.15%. Upon the cessation of publication of  LIBOR rates  and pursuant to the Federal  LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities  will convert to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of June 30, 2023 and December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2023 and December 31, 2022. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2023, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating Results Overview

Net income available to common stockholders for the three months ended June 30, 2023 was $19.9 million compared to $30.8 million for the comparable three-month period ended June 30, 2022. The Company’s diluted earnings per share were $0.51 for the three months ended June 30, 2023 as compared with diluted earnings per share of $0.78 for the comparable three-month period ended June 30, 2022. The $10.9 million decrease in net income available to common stockholders and $0.27 decrease in diluted earnings per share versus the second quarter of 2022 were due to a $11.8 million decrease in net interest income and a $3.7 million increase in noninterest expenses, partially offset by a $4.5 million decrease in income tax expense and $0.1 million increase in noninterest income.

Net income available to common stockholders for the six months ended June 30, 2023 was $43.3 million compared to $60.7 million for the comparable six-month period ended June 30, 2022. The Company’s diluted earnings per share were $1.10 for the six months ended June 30, 2023 as compared with diluted earnings per share of $1.53 for the comparable six-month period ended June 30, 2022. The $17.4 million decrease in net income available to common stockholders and $0.43 decrease in diluted earnings per share versus the first half of 2022 were due to a $15.0 million decrease in net interest income, a $9.4 million increase in noninterest expenses, and a $0.2 million decrease in noninterest income, partially offset by a $6.7 million decrease in income tax expense and a $0.5 million decrease in provision for credit losses.

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

Fully taxable equivalent net interest income for the three months ended June 30, 2023 decreased by $11.5 million, or 15.1%, from the comparable three-month period ended June 30, 2022. The decrease from the second quarter of 2022 resulted primarily from a 276 basis-point increase in rate paid on interest-bearing deposits, partially offset by 90 basis increase in total interest-earning assets and a 110 basis-point contraction of the net interest margin to 2.81% from 3.91%.

Fully taxable equivalent net interest income for the six months ended June 30, 2023 decreased by $14.5 million, or 9.9%, from the comparable six-month period ended June 30, 2022. The decrease from the six-month period ended June 30, 2022 resulted primarily from a 254 basis-point increase in interest-bearing deposits, partially offset by 80 basis increase in total interest-earning assets and a 92 basis-point contraction of the net interest margin to 2.89% from 3.81%.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended June 30, 2023 and 2022, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$726,315	$5,607	3.10%	$610,465	$3,710	2.44%
Total loans (2) (3) (4)	8,149,374	111,501	5.49	7,008,174	81,597	4.67
Federal funds sold and interest-bearing with banks	309,458	4,056	5.26	157,201	313	0.80
Restricted investment in bank stocks	42,932	945	8.83	31,605	291	3.69
Total interest-earning assets	9,228,079	122,109	5.31	7,807,445	85,911	4.41
Noninterest-earning assets:
Allowance for credit losses	(87,473)			(81,012)
Other noninterest-earning assets	624,976			596,390
Total assets	$9,765,582			$8,322,823

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,658,673	23,778	3.59	$1,103,418	2,179	0.79
Other interest-bearing deposits	3,640,939	26,936	2.97	3,717,531	3,530	0.38
Total interest-bearing deposits	6,299,612	50,714	3.23	4,820,949	5,709	0.47

Borrowings	756,303	5,438	2.88	548,675	1,849	1.35
Subordinated debentures	79,104	1,306	6.62	153,053	2,179	5.71
Finance lease	1,658	24	5.81	1,865	28	6.02
Total interest-bearing liabilities	7,136,677	57,482	3.23	5,524,542	9,765	0.71

Demand deposits	1,347,268			1,607,465
Other liabilities	84,594			47,719
Total noninterest-bearing liabilities	1,431,862			1,655,184
Stockholders’ equity	1,197,043			1,143,097
Total liabilities and stockholders’ equity	$9,765,582			$8,322,823
Net interest income (tax-equivalent basis)		64,627			76,146
Net interest spread (5)			2.08%			3.70%
Net interest margin (6)			2.81%			3.91%
Tax-equivalent adjustment		(784)			(555)
Net interest income		$63,843			$75,591

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Six Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$729,604	$11,219	3.08%	$578,014	$6,481	2.26%
Total loans (2) (3) (4)	8,140,255	218,856	5.39	6,940,203	157,917	4.59
Federal funds sold and interest-bearing with banks	285,014	7,031	4.95	234,284	433	0.37
Restricted investment in bank stocks	46,400	1,843	7.97	28,310	505	3.60
Total interest-earning assets	9,201,273	238,949	5.21	7,780,811	165,336	4.29
Noninterest-earning assets:
Allowance for credit losses	(88,820)			(80,391)
Other noninterest-earning assets	620,782			592,847
Total assets	$9,733,235			$8,293,267

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,508,835	41,045	3.28	$1,113,958	4,333	0.78
Other interest-bearing deposits	3,599,582	49,756	2.77	3,784,173	6,386	0.34
Total interest-bearing deposits	6,108,417	90,801	2.98	4,898,131	10,719	0.44

Borrowings	848,273	12,035	2.85	477,188	3,226	1.36
Subordinated debentures	91,303	3,609	7.93	153,016	4,346	5.73
Finance lease	1,686	50	5.95	1,891	57	6.08
Total interest-bearing liabilities	7,049,679	106,495	3.03	5,530,226	18,348	0.67

Demand deposits	1,403,220			1,577,427
Other liabilities	86,191			48,052
Total noninterest-bearing liabilities	1,489,411			1,625,479
Stockholders’ equity	1,194,145			1,137,562
Total liabilities and stockholders’ equity	$9,733,235			$8,293,267
Net interest income (tax-equivalent basis)		132,454			146,988
Net interest spread (5)			2.18%			3.62%
Net interest margin (6)			2.89%			3.81%
Tax-equivalent adjustment		(1,527)			(1,039)
Net interest income		$130,927			$145,949

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.4 million for the three months ended June 30, 2023, compared with $3.3 million for the three months ended June 30, 2022.  Included in noninterest income for the three months ended June 30, 2023 and June 30, 2022 were net losses on equity securities of $0.2 million and $0.4 million, respectively.  Excluding these items, noninterest income decreased $0.1 million when compared to the comparable three-month period ended June 30, 2022.  The decrease was primarily attributable to decreases in deposit, loan and other income of $0.3 million and partially offset by an increase in bank owned life insurance ("BOLI") of $0.2 million.

Noninterest income totaled $6.2 million for the six months ended June 30, 2023, compared with $6.4 million for the six months ended June 30, 2022. Included in noninterest income were net losses on equity securities of $0.4 million and $1.0 million for the  six months ended June 30, 2023 and six months ended June 2022, respectively. Excluding the aforementioned items, noninterest income was $6.6 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively. The $0.8 million decrease in noninterest income excluding the items discussed above for the six months ended June 30, 2023 versus the comparable six-month period ended June 30, 2022 was primarily due to decreases in deposit, loan and other income of $0.7 million and a decrease in net gains on sale of loans held-for-sale of $0.6 million, partially offset by an increase in BOLI of $0.5 million.

Noninterest Expenses

Noninterest expenses totaled $35.4 million for the three months ended June 30, 2023, compared with $31.7 million for the comparable three-month period ended June 30, 2022. Noninterest expense increased by $3.7 million which was primarily attributable to increases in salaries and employee benefits of $2.1 million attributable to new hires, increases in FDIC insurance expense of $1.0 million, information technology and communication expenses of $0.8 million, other expenses of $0.7 million, marketing and advertising expenses of $0.1 million and other components of net periodic pension expense of $0.1 million, partially offset by decreases in BoeFly acquisition expense of $1.5 million, professional and consulting expenses of $0.2 million and amortization of core deposit intangibles expense of $0.1 million.

Noninterest expenses totaled $70.3 million for the six months ended June 30, 2023, compared to $60.9 million for the six months ended June 30, 2022. Noninterest expenses increased by $9.4 million and was primarily attributable to increases in salaries and employee benefits of $5.6 million attributable to new hires in both the revenue and back-office areas of the Bank. Also, contributing to the increase were increases in other expenses of $1.6 million, FDIC insurance expense of $1.3 million, information technology and communications expense of $1.0 million, occupancy and equipment expense of $0.8 million,  marketing and advertising expense of $0.3 million, professional and consulting expense of $0.2 million, other components of net periodic pension expense of $0.2 million, partially offset by decreases BoeFly acquisition expense of $1.5 million, and amortization of core deposit intangibles of $0.1 million.

Income Taxes

Income tax expense was $7.4 million for the three months ended June 30, 2023, compared to $11.9 million for the comparable three-month period ended June 30, 2022.  The decrease in income tax expense was the result of lower income before taxes. The effective tax rate for the three months ended June 30, 2023 and June 30, 2022 was 25.8% and 26.9%, respectively. The decrease in the effective tax rate when compared to the three months ended June 30, 2022 is largely attributable to lower taxable income.

Income tax expense was $16.5 million for the six months ended June 30, 2023, compared to $23.2 million for the six months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 and June 30, 2022 was 26.3% and 26.7%, respectively. The effective tax rate for the first six months ended of 2023 was lower compared to the first six months of June 30, 2022 due to different proportions of income from non-taxable sources.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

	June 30, 2023		December 31, 2022		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$1,472,795	18.1%	$1,472,734	18.2%	$61
Commercial real estate	5,831,382	71.5	5,795,228	71.5	36,154
Commercial construction	596,219	7.3	574,139	7.1	22,080
Residential real estate	254,405	3.1	264,748	3.3	(10,343)
Consumer	1,416	-	2,312	-	(896)
Gross loans	$8,156,217	100.0%	$8,109,161	100.0%	$47,056

As of June 30, 2023, gross loans totaled $8.2 billion, an increase of $47.1  million or 0.6%, as compared to December 31, 2022. Net loan growth was attributable to organic loan originations.

Allowance for Credit Losses and Related Provision

As of June 30, 2023, the Company’s allowance for credit losses for loans was $89.2 million, a decrease of $1.3 million from $90.5 million as of December 31, 2022. The decrease was primarily attributable to $5.5 million in net charge-offs, offset by a $4.2 million provision for credit losses.

The provision for credit losses, which includes provision for unfunded commitments, for the three and six months ended June 30, 2023 was $3.0 million and $4.0 million, respectively, compared to $3.0 million and $4.5 million, for the three and six months ended June 30, 2022, respectively.

There were $1.0 million and $5.5 million in net charge-offs for the three months and six months ended June 30, 2023, compared with $0.3 million and $0.5 million in net charge-offs for the three and six months ended June 30, 2022, respectively. The increase in net charge-offs for the three and six months ended June 30, 2023 when compared to the comparable prior period resulted from the resolution of certain nonaccrual taxi loans and one owner-occupied commercial real estate loan that were previously reserved for and, therefore, required no additional loan loss provisioning.  The ACL as a percentage of loans receivable amounted to 1.09% as of June 30, 2023 compared to 1.12% as of December 31, 2022.

The level of the allowance for the respective periods of 2023 and 2022 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of June 30, 2023 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	June 30,
	2023	2022
	(dollars in thousands)
Average loans receivable	$8,140,859	$7,007,207
Analysis of the ACL:
Balance - beginning of quarter	$87,002	$80,070
Charge-offs:
Commercial	(1,100)	(292)
Commercial real estate	-	(1)
Residential real estate	(18)	(9)
Total charge-offs	(1,118)	(302)
Recoveries:
Commercial	9	-
Residential real estate	67	4
Consumer	-	28
Total recoveries	76	32
Net charge-offs	(1,042)	(270)
Provision for credit losses - loans	3,245	2,939
Balance - end of period	$89,205	$82,739

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.05%	0.02%
Loans receivable	$8,148,540	$7,274,573
ACL as a percentage of loans receivable	1.09%	1.14%

	Six Months Ended
	June 30,
	2023	2022
	(dollars in thousands)
Average loans receivable	$8,129,280	$6,939,527
Analysis of the ACL:
Balance - beginning of quarter	$90,513	$78,773
Charge-offs:
Commercial	(3,867)	(341)
Commercial real estate	(1,717)	(226)
Residential real estate	(18)	(9)
Consumer	-	-
Total charge-offs	(5,602)	(576)
Recoveries:
Commercial	9	1
Residential real estate	68	63
Total recoveries	77	64
Net charge-offs	(5,525)	(512)
Provision for credit losses - loans	4,217	4,478
Balance - end of period	$89,205	$82,739

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.14%	0.01%
Loans receivable	$8,148,540	$7,274,573
ACL as a percentage of loans receivable	1.09%	1.14%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Nonaccrual loans	$51,496	$44,454
OREO	-	264
Total nonperforming assets (1)	$51,496	$44,718

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.63%	0.55%
Nonperforming assets to total assets	0.53%	0.46%

Investment Securities

As of June 30, 2023, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three-months ended June 30, 2023, average securities, on an amortized cost basis, increased by $115.6 million to approximately $726.3 million, or 7.9% of average total interest-earning assets, from approximately $610.5 million, or 7.8% of average interest-earning assets, as of June 30, 2022.

As of June 30, 2023, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $64.6 million as compared with net unrealized losses of $61.8 million as of December 31, 2022. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale as of June 30, 2023.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2023 and December 31, 2022, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of June 30, 2023, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 1.87%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 1.75%. As of December 31, 2022, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.22%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.01%.

Based on our model, which was run as of June 30, 2023, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 1.91%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.08%. As of December 31, 2022, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.99%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2023, would decrease by 12.72% with an instantaneous rate shock of up 200 basis points, and increase by 0.04% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2022, would decrease by 10.51% with an instantaneous rate shock of up 200 basis points, and decrease by 1.13% with an instantaneous rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by an increases in our cash on hand position and in short and intermediate-term fixed rate funding, partially offset by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of June 30, 2023.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,020,843	(222,517)	(17.90)	+300	$243,312	$(6,095)	(2.44)
+200	1,085,201	(158,159)	(12.72)	+200	244,744	(4,663)	(1.87)
+100	1,153,040	(90,320)	(7.26)	+100	246,111	(3,296)	(1.32)
0	1,243,360	-	-	0	249,407	-	-
-100	1,243,913	553	0.04	-100	245,050	(4,357)	(1.75)
-200	1,232,240	(11,120)	(0.89)	-200	238,314	(11,093)	(4.45)
-300	1,212,049	(31,311)	(2.52)	-300	232,321	(17,086)	(6.85)

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

As of June 30, 2023, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2023, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $591.8 million, which represented 6.1% of total assets and 7.1% of total deposits and borrowings, compared to $760.0 million as of December 31, 2022, which represented 7.9% of total assets and 9.3% of total deposits and borrowings. As of June 30, 2023, not included in the above liquid assets were securities with a market value of $249.5 million which were pledged to either the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”), or the Federal Home Loan Bank, which carry aggregate unutilized borrowing capacity of $272.9 million as of June 30, 2023.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2023, had the ability to borrow $2.9 billion. The Bank also has two credit facilities established with the Federal Reserve Bank of New York for direct discount window borrowings and BTFP capacity based on pledged collateral had the ability to borrow $1.3 billion. In addition, as of June 30, 2023, the Bank had in place borrowing capacity of $390 million through correspondent banks and other unsecured borrowing lines. As of June 30, 2023, the Bank had aggregate available and unused credit of approximately $3.3 billion, which represents the aforementioned facilities totaling $4.6 billion net of $1.4 billion in outstanding borrowings and letters of credit. As of June 30, 2023, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $319.9 million as of June 30, 2023, increasing by $51.6 million from $268.3 million as of December 31, 2022.  Operating activities provided $37.6 million in net cash.  Investing activities used $36.3 million in net cash, primarily reflecting an increase in loans and investment securities.  Financing activities provided $50.3 million in net cash, primarily reflecting an increase in FHLB advances of $1.4 billion and deposits of $181.9 million and partially offset by repayment of borrowings of $1.4 billion.

Deposits

Total deposits increased by $181.7 million, or 2.5%, to $7.5 billion as of June 30, 2023 from December 31, 2022. The increase was primarily due to increases in time deposits and interest-bearing and NOW deposits partially offset by a decrease in demand, noninterest-bearing deposits and savings deposits. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
	June 30, 2023		December 31, 2022		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Demand, noninterest-bearing	$1,356,293	18.0%	$1,501,614	20.4%	$(145,321)
Demand, interest-bearing and NOW	3,203,160	42.5	3,085,613	41.9	117,547
Savings	357,696	4.7	375,205	5.1	(17,509)
Time	2,621,148	34.8	2,394,190	32.6	226,958
Total deposits	$7,538,297	100.0%	$7,356,622	100.0%	$181,675

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate as of June 30, 2023 was 8.15%. Upon the cessation of publication of  LIBOR rates  and pursuant to the Federal  LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities  will convert to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. Had the interest rate contractually reset on June 30, 2023, the three-month term CME Term SOFR would have been 5.27%, and, based upon the benchmark replacement interest rate formula, that would compute an interest rate of 8.38%.

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

During January 2018, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain accredited investors. The net proceeds from the sale of the Notes were used in the first quarter of 2018 for general corporate purposes, which included the Parent Corporation contributing $65 million of the net proceeds to the Bank in the form of debt and common equity. The Notes were non-callable for five years, had a stated maturity of February 1, 2028 and bore interest at a rate that reset quarterly to the current three-month LIBOR rate plus 284 basis points.  The 2018 Notes were redeemed in full on February 1, 2023.

Stockholders’ Equity

The Company’s stockholders’ equity was $1.2 billion as of June 30, 2023, an increase of $20.6 million from December 31, 2022. The increase in stockholders’ equity was primarily attributable to retained earnings, in addition to an increase in additional paid-in capital, partially offset by a decrease in accumulated other comprehensive income, reflecting the after-tax decline in the fair value of investment securities net of unrealized hedge gains recorded in other assets, and an increase in treasury stock. As of June 30, 2023, the Company’s tangible common equity ratio and tangible book value per share were 9.19% and $22.34, respectively. As of December 31, 2022, the tangible common equity ratio and tangible book value per share were 9.04% and $21.71, respectively. Total goodwill and other intangible assets were approximately $214.9 million and $215.7 million, as of June 30, 2023 and December 31, 2022, respectively.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	June 30, 2023	December 31, 2022
	(dollars in thousands, except for share and per share data)
Common equity	$1,088,470	$1,067,824
Less: intangible assets	(214,941)	(215,684)
Tangible common stockholders’ equity	$873,529	$852,140

Total assets	$9,723,963	$9,644,948
Less: intangible assets	(214,941)	(215,684)
Tangible assets	$9,509,022	$9,429,264

Common stock outstanding at period end	38,936,652	39,243,123

Tangible common equity ratio (1)	9.19%	9.04%

Book value per common share	$27.95	$27.21
Less: intangible assets	5.52	5.50
Tangible book value per common share	$22.43	$21.71

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2023 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023	(dollars in thousands)
Tier 1 leverage capital	$1,023,292	10.62%	$385,355	4.00%	NA	NA
CET I risk-based ratio	907,210	10.55	386,956	4.50	NA	NA
Tier 1 risk-based capital	1,023,292	11.90	515,941	6.00	NA	NA
Total risk-based capital	1,189,670	13.83	687,921	8.00	NA	NA

N/A - not applicable

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023			(dollars in thousands)
Tier 1 leverage capital	$1,054,606	10.95%	$385,141	4.00%	481,426	5.00%
CET I risk-based ratio	1,054,606	12.26	386,949	4.50	558,926	6.50
Tier 1 risk-based capital	1,054,606	12.26	515,931	6.00	687,909	8.00
Total risk-based capital	1,145,984	13.33	687,909	8.00	859,886	10.00

As of June 30, 2023, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 3.34% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.83% above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended June 30, 2023, the Company repurchased a total of 270,000 shares. As of  June 30, 2023, shares remaining for repurchase under the program were 1,342,477.

The following table details share repurchases for the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	-	0.00	-	1,612,477
May 1, 2023 - May 31, 2023	150,000	14.19	150,000	1,462,477
June 1, 2023 - June 30, 2023	120,000	16.66	270,000	1,342,477

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: August 4, 2023		Date: August 4, 2023