Form 10-Q
period 2023-09-30
ConnectOne Bancorp, Inc.
filed 2023-11-03
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	38,606,370 shares
(Title of Class)	(Outstanding as of November 3, 2023)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and due from banks	$56,170	$61,629
Interest-bearing deposits with banks	197,128	206,686
Cash and cash equivalents	253,298	268,315

Investment securities	581,867	634,884
Equity securities	17,677	15,811

Loans held-for-sale	-	13,772

Loans receivable	8,181,109	8,099,689
Less: Allowance for credit losses - loans	88,230	90,513
Net loans receivable	8,092,879	8,009,176

Investment in restricted stock, at cost	49,387	46,604
Bank premises and equipment, net	28,432	27,800
Accrued interest receivable	46,795	46,062
Bank owned life insurance	236,009	231,328
Right of use operating lease assets	11,229	10,179
Other real estate owned	-	264
Goodwill	208,372	208,372
Core deposit intangibles	6,222	7,312
Other assets	146,718	125,069
Total assets	$9,678,885	$9,644,948
LIABILITIES
Deposits:
Noninterest-bearing	$1,224,125	$1,501,614
Interest-bearing	6,214,370	5,855,008
Total deposits	7,438,495	7,356,622
Borrowings	887,590	857,622
Subordinated debentures, net	79,313	153,255
Operating lease liabilities	12,424	11,397
Other liabilities	72,909	87,301
Total liabilities	8,490,731	8,466,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of September 30, 2023 and as of December 31, 2022; outstanding 115,000 shares as of September 30, 2023 and as of December 31, 2022	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,122,948 shares as of September 30, 2023 and 41,942,149 shares as of December 31, 2022; outstanding 38,621,970 shares as of September 30, 2023 and 39,243,123 as of December 31, 2022	586,946	586,946
Additional paid-in capital	32,027	30,126
Retained earnings	579,776	535,915
Treasury stock, at cost 3,500,978 common shares as of September 30, 2023 and 2,699,026 as of December 31, 2022	(68,108)	(52,799)
Accumulated other comprehensive loss	(53,414)	(32,364)
Total stockholders’ equity	1,188,154	1,178,751
Total liabilities and stockholders’ equity	$9,678,885	$9,644,948

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$115,405	$90,731	$333,356	$248,041
Interest and dividends on investment securities:
Taxable	4,128	4,063	12,386	8,487
Tax-exempt	1,136	1,083	3,475	2,708
Dividends	907	438	2,750	943
Interest on federal funds sold and other short-term investments	2,110	665	9,141	1,098
Total interest income	123,686	96,980	361,108	261,277
Interest expense
Deposits	56,043	13,299	146,844	24,018
Borrowings	5,286	5,520	20,980	13,149
Total interest expense	61,329	18,819	167,824	37,167
Net interest income	62,357	78,161	193,284	224,110
Provision for credit losses	1,500	10,000	5,500	14,450
Net interest income after provision for credit losses	60,857	68,161	187,784	209,660
Noninterest income
Deposit, loan and other income	1,605	1,969	4,553	5,578
Income on bank owned life insurance	1,597	1,521	4,681	4,069
Net gains on sale of loans held-for-sale	633	262	1,232	1,519
Net losses on equity securities	(273)	(430)	(674)	(1,431)
Total noninterest income	3,562	3,322	9,792	9,735
Noninterest expenses
Salaries and employee benefits	22,276	21,025	66,289	59,470
Occupancy and equipment	2,738	2,600	8,176	7,262
FDIC insurance	1,800	720	4,465	2,051
Professional and consulting	1,834	1,980	5,960	5,896
Marketing and advertising	554	461	1,642	1,238
Information technology and communications	3,487	2,747	10,192	8,414
Amortization of core deposit intangibles	347	409	1,090	1,276
Other components of net periodic pension expense	(25)	(143)	(76)	(429)
Increase in value of acquisition price	-	-	-	1,516
Other expenses	2,773	2,344	8,366	6,382
Total noninterest expenses	35,784	32,143	106,104	93,076
Income before income tax expense	28,635	39,340	91,472	126,319
Income tax expense	7,228	10,425	23,742	33,665
Net income	21,407	28,915	67,730	92,654
Preferred dividends	1,509	1,509	4,527	4,527
Net income available to common stockholders	$19,898	$27,406	$63,203	$88,127
Earnings per common share
Basic	$0.51	$0.70	$1.62	$2.24
Diluted	0.51	0.70	1.61	2.23

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$21,407	$28,915	$67,730	$92,654
Other comprehensive income (loss):

Unrealized holding losses on available-for-sale securities arising during the period	(32,285)	(39,912)	(36,060)	(94,428)
Tax effect	9,177	11,471	10,087	27,178
Net of tax	(23,108)	(28,441)	(25,973)	(67,250)

Unrealized gains on cash flow hedges	9,768	16,969	19,832	44,253
Tax effect	(2,938)	(5,094)	(5,966)	(13,381)
Net of tax	6,830	11,875	13,866	30,872

Reclassification adjustment for realized gains on cash flow hedges	(4,793)	(1,178)	(13,013)	(524)
Tax effect	1,442	343	3,915	159
Net of tax	(3,351)	(835)	(9,098)	(365)

Unrealized gains on pension plan	-	-	-	2,187
Tax effect	-	-	-	(567)
Net of tax	-	-	-	1,620

Reclassification adjustment for realized losses on pension plan included in net income	74	17	222	49
Tax effect	(22)	(5)	(67)	(14)
Net of tax	52	12	155	35

Total other comprehensive loss	(19,577)	(17,389)	(21,050)	(35,088)

Total comprehensive income	$1,830	$11,526	$46,680	$57,566

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended September 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2023	$110,927	$586,946	$30,740	$566,498	$(61,877)	$(33,837)	$1,199,397
Net income	-	-	-	21,407	-	-	21,407
Other comprehensive loss, net of tax	-	-	-	-	-	(19,577)	(19,577)
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.17 per share)	-	-	-	(6,620)	-	-	(6,620)
Exercise of stock options (646 shares)	-	-	11	-	-	-	11
Net shares issued in satisfaction of deferred stock units earned (3,938 shares)	-	-	-	-	-	-	-
Restricted stock grants, net of forfeitures (2,477 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (316,789 shares)	-	-	-	-	(6,231)	-	(6,231)
Stock-based compensation expense	-	-	1,276	-	-	-	1,276

Balance as of September 30, 2023	$110,927	$586,946	$32,027	$579,776	$(68,108)	$(53,414)	$1,188,154

	Three Months Ended September 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2022	$110,927	$586,946	$27,536	$489,640	$(52,799)	$(19,103)	$1,143,147
Net income	-	-	-	28,915	-	-	28,915
Other comprehensive loss, net of tax	-	-	-	-	-	(17,389)	(17,389)
Cash dividends declared on preferred stock ($0.328125 per depositary share)				(1,509)			(1,509)
Cash dividends declared on common stock ($0.155 per share)	-	-	-	(6,089)	-	-	(6,089)
Stock-based compensation expense	-	-	1,220	-	-	-	1,220

Balance as of September 30, 2022	$110,927	$586,946	$28,756	$510,957	$(52,799)	$(36,492)	$1,148,295

(continued)

	Nine Months Ended September 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	67,730	-	-	67,730
Other comprehensive loss, net of tax	-	-	-	-	-	(21,050)	(21,050)
Cash dividends paid on preferred stock ($0.984375 per depositary share)	-	-	-	(4,527)	-	-	(4,527)
Cash dividends paid on common stock ($0.51 per share)	-	-	-	(19,342)	-	-	(19,342)
Exercise of stock options (7,388 shares)	-	-	96	-	-	-	96
Restricted stock grants, net of forfeitures (84,057 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (36,006 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (52,353 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,836)	-	-	-	(1,836)
Repurchase of treasury stock (801,952 shares)	-	-	-	-	(15,309)	-	(15,309)
Stock-based compensation expense	-	-	3,641	-	-	-	3,641

Balance as of September 30, 2023	$110,927	$586,946	$32,027	$579,776	$(68,108)	$(53,414)	$1,188,154

	Nine Months Ended September 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	92,654	-	-	92,654
Other comprehensive loss, net of tax	-	-	-	-	-	(35,088)	(35,088)
Cash dividends declared on preferred stock ($0.984375 per depositary share)				(4,527)			(4,527)
Cash dividends declared on common stock ($0.44 per share)	-	-	-	(17,339)	-	-	(17,339)
Exercise of stock options (15,086 shares)	-	-	124	-	-	-	124
Restricted stock grants, net of forfeitures (53,169 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of restricted stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(2,133)	-	-	-	(2,133)
Repurchase of treasury stock (447,108 shares)	-	-	-	-	(13,127)	-	(13,127)
Stock-based compensation expense	-	-	3,519	-	-	-	3,519

Balance as of September 30, 2022	$110,927	$586,946	$28,756	$510,957	$(52,799)	$(36,492)	$1,148,295

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$67,730	$92,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,355	2,903
Provision for credit losses	5,500	14,450
Amortization of intangibles	1,090	1,276
Net accretion of loans	(1,618)	(2,448)
Accretion on bank premises	(37)	(37)
Accretion on deposits	(232)	(657)
Amortization on borrowings, net	16	27
Stock-based compensation	3,641	3,519
Losses on equity securities, net	674	1,431
Gains on sale of loans held-for-sale, net	(1,232)	(1,519)
Loans originated for resale	(19,511)	(18,619)
Proceeds from sale of loans held-for-sale	29,531	25,955
Loss on sale of other real estate owned	22	6
Increase in cash surrender value of bank owned life insurance	(4,681)	(4,069)
Amortization of premium and accretion of discounts on securities available-for-sale	821	1,848
Amortization of subordinated debentures issuance costs	1,058	228
Increase in accrued interest receivable	(733)	(4,788)
Net change in operating leases	(23)	(142)
Increase in other assets	(6,861)	(4,781)
Decrease in other liabilities	(13,949)	(12,291)
Net cash provided by operating activities	64,561	94,946

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(33,454)	(320,946)
Maturities, calls and principal repayments	49,590	135,548
Purchase of equity securities	(2,540)	(3,200)
Net purchases of restricted investment in bank stocks	(2,783)	(17,498)
Cash flow hedge premium payment	-	(6,965)
Payments on loans held-for-sale	25	5
Net increase in loans	(82,847)	(1,084,483)
Purchase of bank owned life insurance	-	(30,000)
Purchases of premises and equipment	(3,950)	(2,353)
Proceeds from sale of OREO	242	309
Net cash used in investing activities	(75,717)	(1,329,583)

Cash flows from financing activities
Net increase in deposits	82,105	978,214
Advances of Federal Home Loan Bank (“FHLB”) borrowings	2,391,500	2,305,181
Repayments of subordinated debt	(75,000)	-
Repayments of borrowings	(2,361,548)	(1,943,448)
Cash dividends on preferred stock	(4,527)	(4,528)
Cash dividends paid on common stock	(19,342)	(17,338)
Repurchase of treasury stock	(15,309)	(13,127)
Proceeds from exercise of stock options	96	124
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,836)	(2,133)
Net cash (used by) provided by financing activities	(3,861)	1,302,945
Net change in cash and cash equivalents	(15,017)	68,308
Cash and cash equivalents at beginning of period	268,315	265,536

Cash and cash equivalents at end of period	$253,298	$333,844

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$164,108	$34,552
Income taxes	27,377	31,426

Supplemental disclosures of noncash activities
Investing:
Transfer of loans held-for-investment to other real estate owned	$-	$579
Transfer of loans from held-for-sale to held-for-investment	11,197	-
Transfer of loans from held-for-investment to held-for-sale	16,156	13,652

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a.   Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”) and making certain limited investments. The Bank’s direct and indirect subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company), Port Jervis Holdings, LLC (a New Jersey limited liability company), BONJ Special Properties, LLC (a New Jersey limited liability company) and BoeFly, Inc. (a New Jersey financial technology company).

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its 24 other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

Basis of Presentation and Principles of Consolidation

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2023	2022	2023	2022
Net income available to common stockholders	$19,898	$27,406	$63,203	$88,127
Earnings allocated to participating securities	(63)	(67)	(160)	(217)
Income attributable to common stock	$19,835	$27,339	$63,043	$87,910

Weighted average common shares outstanding, including participating securities	38,817	39,243	39,020	39,393
Weighted average participating securities	(123)	(96)	(99)	(97)
Weighted average common shares outstanding	38,694	39,147	38,921	39,296
Incremental shares from assumed conversions of options, performance units and restricted shares	135	192	135	214
Weighted average common and equivalent shares outstanding	38,829	39,339	39,056	39,510

Earnings per common share:
Basic	$0.51	$0.70	$1.62	$2.24
Diluted	0.51	0.70	1.61	2.23

There were no antidilutive share equivalents during the nine months ended September 30, 2023 and  September 30, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities

All of the Company’s investment securities are classified as available-for-sale as of September 30, 2023 and December 31, 2022. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2023 and December 31, 2022. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of September 30, 2023 and December 31, 2022.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
September 30, 2023
Investment securities available-for-sale:
Federal agency obligations	$57,243	$-	$(13,274)	$43,969	$-
Residential mortgage pass-through securities	466,362	-	(76,935)	389,427	-
Commercial mortgage pass-through securities	25,303	-	(5,376)	19,927	-
Obligations of U.S. states and political subdivisions	150,218	-	(27,319)	122,899	-
Corporate bonds and notes	3,000	-	(39)	2,961	-
Asset-backed securities	1,354	-	(32)	1,322	-
Other securities	1,362	-	-	1,362	-
Total investment securities available-for-sale	$704,842	$-	$(122,975)	$581,867	$-

December 31, 2022
Investment securities available-for-sale:
Federal agency obligations	$54,889	$-	$(10,439)	$44,450	$-
Residential mortgage pass-through securities	475,263	178	(57,863)	417,578	-
Commercial mortgage pass-through securities	25,485	-	(4,381)	21,104	-
Obligations of U.S. states and political subdivisions	157,247	111	(14,462)	142,896	-
Corporate bonds and notes	7,000	-	(26)	6,974	-
Asset-backed securities	1,673	-	(33)	1,640	-
Other securities	242	-	-	242	-
Total investment securities available-for-sale	$721,799	$289	$(87,204)	$634,884	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Investment securities having a carrying value of approximately $332.5 million and $157.0 million as of September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window, Bank Term Funding Program ("BTFP") borrowings, and access to unutilized Federal Home Loan Bank advances and for other purposes required or permitted by law. As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of September 30, 2023, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	September 30, 2023
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$2,000	$1,967
Due after one year through five years	4,389	4,331
Due after five years through ten years	1,856	1,783
Due after ten years	203,570	163,070
Residential mortgage pass-through securities	466,362	389,427
Commercial mortgage pass-through securities	25,303	19,927
Other securities	1,362	1,362
Total investment securities available-for-sale	$704,842	$581,867

There were no realized gains or losses on securities during the nine months ended September 30, 2023 and September 30, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$43,969	$(13,274)	$6,056	$(194)	$37,913	$(13,080)
Residential mortgage pass-through securities	389,427	(76,935)	28,555	(858)	360,872	(76,077)
Commercial mortgage pass-through securities	19,927	(5,376)	-	-	19,927	(5,376)
Obligations of U.S. states and political subdivisions	122,899	(27,319)	22,739	(1,825)	100,160	(25,494)
Corporate bonds and notes	2,961	(39)	994	(6)	1,967	(33)
Asset-backed securities	1,322	(32)	-	-	1,322	(32)
Total temporarily impaired securities	$580,505	$(122,975)	$58,344	$(2,883)	$522,161	$(120,092)

	December 31, 2022
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$44,451	$(10,439)	$20,517	$(1,831)	$23,934	$(8,608)
Residential mortgage pass-through securities	403,039	(57,863)	218,918	(13,869)	184,121	(43,994)
Commercial mortgage pass-through securities	21,105	(4,381)	14,523	(2,304)	6,582	(2,077)
Obligations of U.S. states and political subdivisions	133,265	(14,462)	47,446	(3,404)	85,819	(11,058)
Corporate bonds and notes	4,973	(26)	4,973	(26)	-	-
Asset-backed securities	1,640	(33)	1,048	(16)	592	(17)
Total temporarily impaired securities	$608,473	$(87,204)	$307,425	$(21,450)	$301,048	$(65,754)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale as of September 30, 2023 and December 31, 2022, totaled $2.1 million and $2.4 million, respectively.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of September 30, 2023.

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

The Company previously entered into two forward starting interest rate cap spread transactions, one with a total notional amount of $150 million, which became effective on October 1, 2022 and matures in October of 2027 and one interest rate cap spread transaction, with a total notional amount of $75 million, which became effective in November 2022 and matures in November of 2027. These are designated as cash flow hedges of brokered certificates of deposits, and the interest rate cap spread is indexed to a benchmark of fed funds with payment required on a monthly basis. The structure of these instruments is such that the Company entered into a total of $225 million in notional amount of sold interest rate cap agreements, in which we are required to pay the counterparty an incremental amount if the index rate exceeds a set cap rate. Simultaneously, the Company purchased a total of $225 million notional amount of interest rate cap agreements in which we receive an incremental amount if the index rate is above a set cap rate.  No payments are required if the index rate is at, or below, the cap rate on the sold or purchased interest rate cap agreements.

  Net interest income recorded on these swap and interest rate cap transactions totaled approximately $5.5 million and $14.6 million during the three and nine months ended September 30, 2023, respectively, compared to $1.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and is recorded as a component of either interest expense on Federal Home Loan Bank advances or brokered certificates of deposits.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

The following table presents the net gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Nine Months Ended September 30, 2023
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$19,832	$(13,013)	$-

	Nine Months Ended September 30, 2022
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$44,253	$(524)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$950,000	$61,972	$950,000	$56,797

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Commercial	$1,475,571	$1,472,734
Commercial real estate	5,837,539	5,795,228
Commercial construction	622,748	574,139
Residential real estate	251,416	264,748
Consumer	936	2,312
Gross loans	8,188,210	8,109,161
Net deferred loan fees	(7,101)	(9,472)
Total loans receivable	$8,181,109	$8,099,689

As of  September 30, 2023 and December 31, 2022, loans totaling approximately $5.7 billion and $2.7 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Commercial real estate	$-	$13,473
Residential real estate	-	299
Total carrying amount	$-	$13,772

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an ACL and nonaccrual loans without an ACL as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$21,604	$555	$22,159
Commercial real estate	70	29,754	29,824
Residential real estate	806	3,270	4,076
Total	$22,480	$33,579	$56,059

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. The following table presents loans by origination and risk designation as of September 30, 2023 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$146,241	$259,603	$271,580	$41,459	$13,749	$119,592	$590,667	$1,442,891
Special mention	-	337	86	-	567	3,445	3,989	8,424
Substandard	304	1,316	163	4	1,551	19,559	1,359	24,256
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$146,545	$261,256	$271,829	$41,463	$15,867	$142,596	$596,015	$1,475,571

Commercial Real Estate
Pass	$170,541	$1,572,880	$1,581,212	$356,251	$355,665	$1,269,678	$462,573	$5,768,800
Special mention	-	-	-	-	-	26,421	-	26,421
Substandard	-	-	1,899	-	2,625	20,964	16,830	42,318
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$170,541	$1,572,880	$1,583,111	$356,251	$358,290	$1,317,063	$479,403	$5,837,539

Commercial Construction
Pass	$582	$5,693	$15,682	$6,236	$-	$-	$585,855	$614,048
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	8,700	8,700
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Construction	$582	$5,693	$15,682	$6,236	$-	$-	$594,555	$622,748

Residential
Pass	$8,009	$43,048	$23,247	$21,863	$20,059	$92,966	$34,663	$243,855
Special mention	-	-	-	-	-	655	2,830	3,485
Substandard	-	-	563	438	-	2,520	555	4,076
Doubtful	-	-	-	-	-	-	-	-
Total Residential Real Estate	$8,009	$43,048	$23,810	$22,301	$20,059	$96,141	$38,048	$251,416

Consumer
Pass	$747	$96	$-	$6	$-	$-	$87	$936
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$747	$96	$-	$6	$-	$-	$87	$936

Total
Pass	$326,120	$1,881,320	$1,891,721	$425,815	$389,473	$1,482,236	$1,673,845	$8,070,530
Special mention	-	337	86	-	567	30,521	6,819	38,330
Substandard	304	1,316	2,625	442	4,176	43,043	27,444	79,350
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$326,424	$1,882,973	$1,894,432	$426,257	$394,216	$1,555,800	$1,708,108	$8,188,210

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$4,891	$14,719	$19,610
Commercial real estate	41,636	-	41,636
Commercial construction	8,700	-	8,700
Residential real estate	6,755	-	6,755
Total	$61,982	$14,719	$76,701

	December 31, 2022
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$5,352	$22,517	$27,869
Commercial real estate	52,477	-	52,477
Commercial construction	8,232	-	8,232
Residential real estate	5,864	-	5,864
Total	$71,925	$22,517	$94,442

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding the effect of net deferred fees, which are past due as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$433	$1,979	$-	$22,159	$24,571	$1,451,000	$1,475,571
Commercial real estate	-	597	-	29,824	30,421	5,807,118	5,837,539
Commercial construction	-	-	-	-	-	622,748	622,748
Residential real estate	227	-	-	4,076	4,303	247,113	251,416
Consumer	-	254	-	-	254	682	936
Total	$660	$2,830	$-	$56,059	$59,549	$8,128,661	$8,188,210

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$306	$-	$-	$25,257	$25,563	$1,447,171	$1,472,734
Commercial real estate	90	-	5,591	16,817	22,498	5,772,730	5,795,228
Commercial construction	-	-	-	-	-	574,139	574,139
Residential real estate	1,569	-	-	2,380	3,949	260,799	264,748
Consumer	-	-	-	-	-	2,312	2,312
Total	$1,965	$-	$5,591	$44,454	$52,010	$8,057,151	$8,109,161

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	September 30, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$7,685	$661	$-	$-	$-	$8,346
Collectively evaluated impairment	19,433	52,072	3,909	3,732	5	79,151
Acquired with deteriorated credit quality individually analyzed	733	-	-	-	-	733
Total	$27,851	$52,733	$3,909	$3,732	$5	$88,230

Gross loans
Individually evaluated impairment	$24,676	$41,636	$8,700	$6,755	$-	$81,767
Collectively evaluated impairment	1,450,405	5,795,903	614,048	244,661	936	8,105,953
Acquired with deteriorated credit quality individually analyzed	490	-	-	-	-	490
Total	$1,475,571	$5,837,539	$622,748	$251,416	$936	$8,188,210

	December 31, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually evaluated impairment	$7,426	$1,003	$-	$50	$-	$8,479
Collectively evaluated impairment	19,319	50,818	3,718	4,093	7	77,955
Acquired with deteriorated credit quality individually analyzed	2,158	1,921	-	-	-	4,079
Total	$28,903	$53,742	$3,718	$4,143	$7	$90,513

Gross loans
Individually evaluated impairment	$30,994	$46,886	$8,232	$5,864	$-	$91,976
Collectively evaluated impairment	1,436,866	5,742,751	565,907	258,884	2,312	8,006,720
Acquired with deteriorated credit quality individually analyzed	4,874	5,591	-	-	-	10,465
Total	$1,472,734	$5,795,228	$574,139	$264,748	$2,312	$8,109,161

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2023 is summarized in the tables below.

	Three Months Ended September 30, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of June 30, 2023	$29,326	$52,509	$3,546	$3,819	$5	$89,205
Charge-offs	(2,250)	(237)	-	-	-	(2,487)
Recoveries	-	-	-	1	7	8
Provision for (reversal of) credit losses - loans	775	461	363	(88)	(7)	1,504

Balance as of September 30, 2023	$27,851	$52,733	$3,909	$3,732	$5	$88,230

	Nine Months Ended September 30, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2022	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Charge-offs	(6,117)	(1,954)	-	(18)	-	(8,089)
Recoveries	9	-	-	69	7	85
Provision for (reversal of) credit losses - loans	5,056	945	191	(462)	(9)	5,721

Balance as of September 30, 2023	$27,851	$52,733	$3,909	$3,732	$5	$88,230

	Three Months Ended September 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of June 30, 2022	$28,135	$47,562	$3,413	$3,625	$4	$82,739
Charge-offs	(410)	-	-	-	(3)	(413)
Recoveries	53	-	-	-	-	53
Provision for credit losses - loans	1,911	6,964	31	428	4	9,338

Balance as of September 30, 2022	$29,689	$54,526	$3,444	$4,053	$5	$91,717

	Nine Months Ended September 30, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2021	$25,969	$45,589	$3,580	$3,628	$7	$78,773
Charge-offs	(751)	(226)	-	(9)	(3)	(989)
Recoveries	54	-	-	63	-	117
Provision for (reversal of) credit losses - loans	4,417	9,163	(136)	371	1	13,816

Balance as of September 30, 2022	$29,689	$54,526	$3,444	$4,053	$5	$91,717

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

The following table presents the amortized cost basis at the end of the reporting period of the loan modifications to borrowers experiencing financial difficulty:

	Nine Months Ended
	September 30, 2023
	Term Extension	% of Portfolio
	(dollars in thousands)
Commercial	$44	0.00%
Commercial real estate	211	0.00%

The above table consists of loans that added a weighted average of 13 years to the maturity of the modified loans, which did not have a material effect on the cash flows.

The following table presents the performance of loans that have been modified in the last twelve months:

	September 30, 2023
	Current	Past Due 30-89 Days	Past Due 90 Days or More
	(dollars in thousands)
Commercial	$44	$-	$-
Commercial real estate	211	-	-

There were no loans to borrowers experiencing financial difficulty that had a payment default during the nine months ended September 30, 2023 and which were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

Troubled debt restructurings:

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the nine months ended September 30, 2022, the Company modified five loans with maturity extensions and one loan interest rate reduction. The one loan that was an interest rate reduction was a commercial real estate loan that included a one-time $500,000 principal paydown.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for (reversal of) credit losses on the Company’s income statement. The following table presents a roll forward of the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2023	2022
	(dollars in thousands)
Balance at beginning of period	$2,819	$2,324
(Reversal of) provision for credit losses - unfunded commitments	(4)	662
Balance at end of period	$2,815	$2,986

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
	(dollars in thousands)
Balance at beginning of period	$3,036	$2,352
(Reversal of) provision for credit losses - unfunded commitments	(221)	634
Balance at end of period	$2,815	$2,986

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2023	2022
	(dollars in thousands)
Provision for credit losses – loans	$1,504	$9,338
(Reversal of) provision for credit losses - unfunded commitments	(4)	662
Provision for credit losses	$1,500	$10,000

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
	(dollars in thousands)
Provision for credit losses – loans	$5,721	$13,816
(Reversal of) provision for credit losses - unfunded commitments	(221)	634
Provision for credit losses	$5,500	$14,450

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2023 and December 31, 2022 are as follows:

		September 30, 2023
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$43,969	$-	$43,969	$-
Residential mortgage pass-through securities	389,427	-	389,427	-
Commercial mortgage pass-through securities	19,927	-	19,927	-
Obligations of U.S. states and political subdivision	122,899	-	115,882	7,017
Corporate bonds and notes	2,961	-	2,961	-
Asset-backed securities	1,322	-	1,322	-
Other securities	1,362	1,362	-	-
Total available-for-sale	581,867	1,362	573,488	7,017

Equity securities	17,677	9,394	8,283	-
Derivatives	61,972	-	61,972	-
Total assets	$661,516	$10,756	$643,743	$7,017

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2023 and during the year ended December 31, 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of September 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$10,659	$-	$-	$10,659
Commercial real estate	7,330	-	-	7,330

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$14,550	$-	$-	$14,550
Commercial real estate	17,264	-	-	17,264
Residential real estate	1,392	-	-	1,392

Collateral dependent loans – Collateral dependent loans as of September 30, 2023 that required a valuation allowance were $23.8 million with a related valuation allowance of $5.8 million compared to $43.8 million with a related valuation allowance of $10.5 million as of December 31, 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and for the year ended December 31, 2022:

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2022	$7,349
Principal paydowns	(221)
Change in unrealized gain	(111)
Ending balance, September 30, 2023	$7,017

Municipal Securities
(dollars in thousands)
Beginning balance, December 31, 2021	$8,565
Principal paydowns	(287)
Changes in unrealized loss	(929)
Ending balance, December 31, 2022	$7,349

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,017	Discounted cash flows	Discount rate	4.4%

December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,349	Discounted cash flows	Discount rate	4.3%

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

September 30, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$10,205	Market approach (100%)	Average transfer price as a price to unpaid principal balance	65% –92% (68%)
Commercial	454	Appraisals of collateral value	Adjustment for comparable sales	-7.5% to +25% (+0.1%)
Commercial real estate	7,330	Appraisals of collateral value	Adjustment for comparable sales	-15% to +5% (+4%)

December 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$14,028	Market approach (100%)	Average transfer price as a price to unpaid principal balance	65% to 96% (67%)
Commercial loans	522	Appraisals of collateral value	Adjustment for comparable sales	-10% to +13% (+3%)
Commercial real estate loans	17,264	Appraisals of collateral value	Adjustment for comparable sales	-20% to +0% (-15%)
Residential real estate loans	1,392	Appraisals of collateral value	Adjustment for comparable sales	+21% to +39% (22%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2023 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2023 and December 31, 2022:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

September 30, 2023
Financial assets:
Cash and due from banks	$253,298	$253,298	$253,298	$-	$-
Securities available-for-sale	581,867	581,867	1,362	573,488	7,017
Restricted investments in bank stocks	49,387	n/a	n/a	n/a	n/a
Equity securities	17,677	17,677	9,394	8,283	-
Net loans	8,092,879	7,725,439	-	-	7,725,439
Derivatives - interest rate contracts	61,972	61,972	-	61,972	-
Accrued interest receivable	46,795	46,795	-	5,160	41,635

Financial liabilities:
Noninterest-bearing deposits	1,224,125	1,224,125	1,224,125	-	-
Interest-bearing deposits	6,214,370	6,181,082	3,692,159	2,488,923	-
Borrowings	887,590	884,745	-	884,745	-
Subordinated debentures	79,313	77,588	-	77,588	-
Accrued interest payable	9,800	9,800	-	9,800	-

December 31, 2022
Financial assets:
Cash and due from banks	$268,315	$268,315	$268,315	$-	$-
Investment securities available-for-sale	634,884	634,884	242	627,293	7,349
Restricted investment in bank stocks	46,604	n/a	n/a	n/a	n/a
Equity securities	15,811	15,811	9,733	6,078	-
Net loans	8,009,176	7,723,378	-	-	7,723,378
Derivatives - interest rate contracts	56,797	56,797	-	56,797	-
Accrued interest receivable	46,062	46,062	-	4,685	41,377

Financial liabilities:
Noninterest-bearing deposits	1,501,614	1,501,614	1,501,614	-	-
Interest-bearing deposits	5,855,008	5,811,291	3,460,818	2,350,473	-
Borrowings	857,622	854,698	.	854,698	-
Subordinated debentures	153,255	153,581	-	153,581	-
Accrued interest payable	6,925	6,925	-	6,925	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income (expense) on cash flow hedges	$4,793	$1,178	$13,013	$524	Borrowings and deposits expense
	(1,442)	(343)	(3,915)	(159)	Income tax (expense) benefit
	$3,351	$835	$9,098	$365

Amortization of pension plan net actuarial losses	$(74)	$(17)	$(222)	$(49)	Other components of net periodic pension expense
	22	5	67	14	Income tax benefit
	$(52)	$(12)	$(155)	$(35)
Total reclassification	$3,299	$823	$8,943	$330

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7.  Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(87,748)	$(61,775)
Cash flow hedge, net of tax	37,128	32,360
Defined benefit pension and post-retirement plans, net of tax	(2,794)	(2,949)
Total	$(53,414)	$(32,364)

Note 8.  Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of September 30, 2023. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable by 450,000. The maximum number of shares of common stock or equivalents which may be issued under the Plan is now 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of September 30, 2023 were approximately 469,501. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and nine months ended September 30, 2023 was $1.3 million and $3.6 million, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2022 was $1.2 million and $3.5 million, respectively.

 Activity under the Company’s options for the nine months ended September 30, 2023 was as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	8,680	$12.95
Exercised	(7,388)	12.73
Forfeited/cancelled/expired	(1,292)	14.24
Outstanding as of September 30, 2023	-	-
Exercisable as of September 30, 2023	-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Stock-Based Compensation – (continued)

Activity under the Company’s restricted stock for the nine months ended September 30, 2023 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	85,931	$26.20
Granted	93,147	16.19
Vested	(47,067)	27.59
Forfeited/cancelled/expired	(9,090)	21.76
Nonvested as of September 30, 2023	122,921	$18.41

As of September 30, 2023, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.2 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2022	195,265		$17.98
Awarded	85,158		17.93
Vested shares	(116,192)		10.77
Unearned as of September 30, 2023	164,231	233,087	$23.06

As of September 30, 2023, the specific number of shares related to performance units that were expected to vest was 164,231, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of September 30, 2023, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 233,087. During the nine months ended September 30, 2023, 116,192 shares vested. A total of 63,839 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the nine months ended September 30, 2023 were 52,353 shares. As of September 30, 2023, compensation cost of approximately $1.8 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2022	120,035	$23.84
Awarded	146,857	18.97
Vested shares	(78,544)	19.71
Unearned as of September 30, 2023	188,348	$21.77

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the nine months ended September 30, 2023, 78,544 shares vested. A total of 42,538 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the nine months ended September 30, 2023 were 36,006 shares. As of September 30, 2023, compensation cost of approximately $2.3 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.5 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2023	2022
	(dollars in thousands)
Service cost	$-	$-
Interest cost	110	78	Other components of net periodic pension expense
Expected return on plan assets	(209)	(237)	Other components of net periodic pension expense
Net amortization	74	17	Other components of net periodic pension expense
Total periodic pension income	$(25)	$(142)

	Nine Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2023	2022
	(dollars in thousands)
Service cost	$-	$-
Interest cost	330	233	Other components of net periodic pension expense
Expected return on plan assets	(628)	(711)	Other components of net periodic pension expense
Net amortization	222	49	Other components of net periodic pension expense
Total periodic pension income	$(76)	$(429)

Contributions

The Company did not contribute to the Pension Trust during the nine months ended September 30, 2023. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2023. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$835,000	5.60%	$830,000	4.42%
1 year through less than 2 years	25,000	1.00	-	-
2 years through less than 3 years	2,050	2.23	25,000	1.00
3 years through less than 4 years	-	-	2,050	2.23
4 years through 5 years	25,301	4.16	326	2.85
After 5 years	302	2.96	326	2.96
FHLB borrowings - gross	887,653	5.42%	857,702	4.32%
Fair value discount	(63)		(80)
Total FHLB borrowings	$887,590		$857,622

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

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of September 30, 2023 were primarily collateralized by approximately $2.8 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of September 30, 2023 the Company had remaining borrowing capacity of approximately $1.4 billion at FHLB.

Note 11. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures was previously three-month LIBOR plus 2.85% and reprices quarterly. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. The rate as of September 30, 2023 was 8.48%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of September 30, 2023 and December 31, 2022.

As of September 30, 2023
Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month CME Term SOFR + 285 Basis Points + 26.161 Basis Points	1/23/2034	1/23/2009

As of December 31, 2022
Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month CME Term SOFR + 285 Basis Points	1/23/2034	1/23/2009

On June 10, 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance up to, but excluding, June 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. From and including June 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2023 and December 31, 2022. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by, or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities such as the ongoing conflict between Ukraine and Russia and instability in the Middle East, may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, and (11) the impact of the COVID-19 pandemic on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

Operating Results Overview

Net income available to common stockholders for the three months ended September 30, 2023 was $19.9 million compared to $27.4 million for the comparable three-month period ended September 30, 2022. The Company’s diluted earnings per share were $0.51 for the three months ended September 30, 2023 as compared with diluted earnings per share of $0.70 for the comparable three-month period ended September 30, 2022. The $7.5 million decrease in net income available to common stockholders and $0.19 decrease in diluted earnings per share versus the third quarter of 2022 were due to a $15.8 million decrease in net interest income and a $3.6 million increase in noninterest expenses, partially offset by a $8.5 million decrease in provision for credit losses, a $3.2 million decrease in income tax expense and a $0.2 million increase in noninterest income.

Net income available to common stockholders for the nine months ended September 30, 2023 was $63.2 million compared to $88.1 million for the comparable nine-month period ended September 30, 2022. The Company’s diluted earnings per share were $1.61 for the nine months ended September 30, 2023 as compared with diluted earnings per share of $2.23 for the comparable nine-month period ended September 30, 2022. The $24.9 million decrease in net income available to common stockholders and $0.62 decrease in diluted earnings per share versus the nine months ended September 2022 were due to a $30.8 million decrease in net interest income and a $13.0 million increase in noninterest expenses, partially offset by an $8.9 million decrease in provision for credit losses, a $9.9 million decrease in income tax expense and a $0.1 million increase in noninterest income.

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

Fully taxable equivalent net interest income for the three months ended September 30, 2023 decreased by $15.6 million, or 19.8%, from the comparable three-month period ended September 30, 2022. The decrease from the three months ended September 30, 2022 resulted primarily from a 250 basis-point increase in rate paid on interest-bearing deposits, partially offset by an 88 basis-point increase rate earned on total interest-earning assets and a 92 basis-point contraction of the net interest margin to 2.76% from 3.68%.

Fully taxable equivalent net interest income for the nine months ended September 30, 2023 decreased by $30.2 million, or 13.4%, from the comparable nine-month period ended September 30, 2022. The decrease from the nine months ended September 30, 2022 resulted primarily from a 254 basis-point increase in rate paid on interest-bearing deposits, partially offset by a 92 basis increase in rate earned on total interest-earning assets and a 91 basis-point contraction of the net interest margin to 2.85% from 3.76%.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2023 and 2022, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$723,408	$5,566	3.05%	$740,394	$5,434	2.91%
Total loans (2) (3) (4)	8,169,310	115,954	5.63	7,582,371	91,132	4.77
Federal funds sold and interest-bearing with banks	158,155	2,110	5.29	135,331	665	1.95
Restricted investment in bank stocks	38,558	907	9.33	42,220	438	4.12
Total interest-earning assets	9,089,431	124,537	5.44	8,500,316	97,669	4.56
Noninterest-earning assets:
Allowance for credit losses	(89,966)			(84,307)
Other noninterest-earning assets	626,160			614,580
Total assets	$9,625,625			$9,030,589

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,606,122	25,437	3.87	$1,525,076	5,396	1.40
Other interest-bearing deposits	3,723,561	30,606	3.26	3,686,520	7,903	0.85
Total interest-bearing deposits	6,329,683	56,043	3.51	5,211,596	13,299	1.01

Borrowings	651,112	3,950	2.41	772,561	3,297	1.69
Subordinated debentures	79,230	1,312	6.57	153,129	2,196	5.69
Finance lease	1,603	24	5.94	1,813	27	5.91
Total interest-bearing liabilities	7,061,628	61,329	3.45	6,139,099	18,819	1.22

Demand deposits	1,275,325			1,682,135
Other liabilities	86,025			48,907
Total noninterest-bearing liabilities	1,361,350			1,731,042
Stockholders’ equity	1,202,647			1,160,448
Total liabilities and stockholders’ equity	$9,625,625			$9,030,589
Net interest income (tax-equivalent basis)		63,208			78,850
Net interest spread (5)			1.99%			3.34%
Net interest margin (6)			2.76%			3.68%
Tax-equivalent adjustment		(851)			(689)
Net interest income		$62,357			$78,161

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Nine Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$727,516	$16,784	3.08%	$632,736	$11,915	2.52%
Total loans (2) (3) (4)	8,150,047	334,810	5.49	7,159,107	249,049	4.65
Federal funds sold and interest-bearing with banks	242,262	9,141	5.04	200,937	1,098	0.73
Restricted investment in bank stocks	43,757	2,750	8.40	32,997	943	3.82
Total interest-earning assets	9,163,582	363,485	5.30	8,025,777	263,005	4.38
Noninterest-earning assets:
Allowance for credit losses	(89,206)			(81,711)
Other noninterest-earning assets	622,750			600,171
Total assets	$9,697,126			$8,544,237

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,541,620	66,482	3.50	$1,252,503	9,729	1.04
Other interest-bearing deposits	3,641,362	80,362	2.95	3,751,266	14,289	0.51
Total interest-bearing deposits	6,182,982	146,844	3.18	5,003,769	24,018	0.64

Borrowings	781,831	15,986	2.73	576,728	6,522	1.51
Subordinated debentures	87,234	4,921	7.54	153,054	6,543	5.72
Finance lease	1,658	73	5.89	1,865	84	6.02
Total interest-bearing liabilities	7,053,705	167,824	3.18	5,735,416	37,167	0.87

Demand deposits	1,360,120			1,612,713
Other liabilities	86,291			50,834
Total noninterest-bearing liabilities	1,446,411			1,663,547
Stockholders’ equity	1,197,010			1,145,274
Total liabilities and stockholders’ equity	$9,697,126			$8,544,237
Net interest income (tax-equivalent basis)		195,661			225,838
Net interest spread (5)			2.12%			3.51%
Net interest margin (6)			2.85%			3.76%
Tax-equivalent adjustment		(2,377)			(1,728)
Net interest income		$193,284			$224,110

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.6 million for the three months ended September 30, 2023, compared with $3.3 million for the three months ended September 30, 2022. Included in noninterest income for the three months ended September 30, 2023 and September 30, 2022 were net losses on equity securities of $0.3 million and $0.4 million, respectively. Excluding these items, noninterest income increased $0.1 million when compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase in net gains on sale of loans held-for-sale, primarily Small Business Administration (“SBA”) loans of $0.4 million and an increase in bank owned life insurance ("BOLI") income of $0.1 million, partially offset by a decrease in deposit, loan, and other income of $0.4 million.

  Noninterest income totaled $9.8 million for the nine months ended September 30, 2023, compared with $9.7 million for the nine months ended September 30, 2022. Included in noninterest income were net losses on equity securities of $0.7 million and $1.4 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Excluding these items, noninterest income decreased $0.7 million when compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decreases in deposit, loan and other income of $1.0 million and a decrease in net gains on sale of loans held-for-sale, primarily SBA, of $0.3 million, partially offset by an increase in BOLI income of $0.6 million.

Noninterest Expenses

Noninterest expenses totaled $35.8 million for the three months ended September 30, 2023, compared with $32.1 million for the three months ended September 30, 2022. Noninterest expenses increased by $3.6 million when compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase in salaries and employee benefits of $1.3 million, which was attributable to new hires, an increase in FDIC insurance expense of $1.1 million, which was attributable to balance sheet growth and a two-basis point increase in the Bank’s initial base rate, an increase in information technology and communication expenses of $0.7 million, which was primarily attributable to additional investments in technology, equipment, and software, an increase in other expenses of $0.4 million, an increase in occupancy and equipment of $0.1 million, an increase in marketing and advertising expenses of $0.1 million and an increase in other components of net periodic pension expense of $0.1 million, partially offset by a decrease in professional and consulting of $0.1 million and a decrease in amortization of core deposit intangibles of $0.1 million.

Noninterest expenses totaled $106.1 million for the nine months ended September 30, 2023, compared to $93.1 million for the nine months ended September 30, 2022. Noninterest expenses increased by $13.0 million when compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase in salaries and employee benefits of $6.8 million, which was attributable to new hires, an increase in FDIC insurance expense of $2.4 million, which was attributable to balance sheet growth and a two-basis point increase in the Bank’s initial base rate, an increase in information technology and communication expenses of $1.8 million, which was primarily attributable to additional investments in technology, equipment, and software, an increase in other expenses of $2.0 million, which was primarily attributable to expenses incurred related to derivatives cash collateral during the nine months ended September 30, 2023, an increase in occupancy and equipment of $0.9 million, an increase in marketing and advertising expenses of $0.4 million and an increase in other components of net periodic pension expense of $0.4 million, partially offset by a decrease in BoeFly acquisition expense of $1.5 million and a decrease in amortization of core deposit intangibles of $0.2 million.

Income Taxes

Income tax expense was $7.2 million for the three months ended September 30, 2023, compared to $10.4 million for the three months ended September 30, 2022. The decrease in income tax expense was the result of lower income before income tax expense. The effective tax rate for the three months ended September 30, 2023 and September 30, 2022 was 25.2% and 26.5%, respectively. The decrease in the effective tax rate when compared to the three months ended September 30, 2022 is largely attributable to lower taxable income.

Income tax expense was $23.7 million for the nine months ended September 30, 2023, compared to $33.7 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 was 26.0% and 26.7%, respectively. The decrease in the effective tax rate when compared to the nine months ended September 30, 2022 is largely attributable to lower taxable income.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and unearned net origination fees and costs, by loan segment at the periods indicated.

	September 30, 2023		December 31, 2022		Amount Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Commercial	$1,475,571	18.0	$1,472,734	18.2%	$2,837
Commercial real estate	5,837,539	71.3	5,795,228	71.5	42,311
Commercial construction	622,748	7.6	574,139	7.1	48,609
Residential real estate	251,416	3.1	264,748	3.3	(13,332)
Consumer	936	-	2,312	-	(1,376)
Gross loans	$8,188,210	100.0%	$8,109,161	100.0%	$79,049

As of September 30, 2023, gross loans totaled $8.2 billion, an increase of $79.0  million or 1.0%, compared to December 31, 2022. Net loan growth was attributable to organic loan originations.

Allowance for Credit Losses and Related Provision

As of September 30, 2023, the Company’s allowance for credit losses for loans was $88.2 million, a decrease of $2.3 million from $90.5 million as of December 31, 2022. The decrease was primarily attributable to $8.0 million in net charge-offs, offset by a $5.7 million provision for credit losses.

  The provision for credit losses, which includes a provision for unfunded commitments, for the three and nine months ended September 30, 2023 and September 30, 2022 was $1.5 million and $5.5 million, respectively, compared to $10.0 million and $14.5 million, for the three and nine months ended September 30, 2022, respectively. The decrease in the provision for credit losses when compared to the comparable periods in 2022 was mainly attributable to changes in forecasted macroeconomic conditions.

  There were $2.5 million and $8.1 million in net charge-offs for the three and nine months ended September 30, 2023, compared with $0.4 million and $0.9 million in net charge-offs for the three and nine months ended September 30, 2022, respectively. The increase in net charge-offs for the three ended September 30, 2023 when compared to the comparable prior period resulted from the partial charge-off of one commercial loan that we previously reserved for.  The increase in net charge-offs for the nine months ended September 30, 2023 when compared to the comparable prior period resulted from the aforementioned partial charge-off during the third quarter of 2023, the resolution of certain nonaccrual taxi loans and one owner-occupied commercial real estate loan that were previously reserved for and, therefore, required no additional loan loss provisioning. The ACL as a percentage of loans receivable amounted to 1.08% as of September 30, 2023 compared to 1.12% as of December 31, 2022.

The level of the allowance for the respective periods of 2023 and 2022 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of September 30, 2023 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	September 30,
	2023	2022
	(dollars in thousands)
Average loans receivable	$8,169,139	$7,580,176
Analysis of the ACL:
Balance - beginning of quarter	$89,205	$82,739
Charge-offs:
Commercial	(2,250)	(410)
Commercial real estate	(237)	-
Residential real estate	-	-
Consumer	-	(3)
Total charge-offs	(2,487)	(413)
Recoveries:
Commercial	-	53
Residential real estate	1	-
Consumer	7	-
Total recoveries	8	53
Net charge-offs	(2,479)	(360)
Provision for credit losses – loans	1,504	9,338
Balance - end of period	$88,230	$91,717

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.12%	0.02%
Loans receivable	$8,181,109	$7,900,450
ACL as a percentage of loans receivable	1.08%	1.16%

	Nine Months Ended
	September 30,
	2023	2022
	(dollars in thousands)
Average loans receivable	$8,142,712	$7,155,209
Analysis of the ACL:
Balance - beginning of quarter	$90,513	$78,773
Charge-offs:
Commercial	(6,117)	(751)
Commercial real estate	(1,954)	(226)
Residential real estate	(18)	(9)
Consumer	-	(3)
Total charge-offs	(8,089)	(989)
Recoveries:
Commercial	9	54
Residential real estate	69	35
Consumer	7	28
Total recoveries	85	117
Net charge-offs	(8,004)	(872)
Provision for credit losses – loans	5,721	13,816
Balance - end of period	$88,230	$91,717

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.13%	0.02%
Loans receivable	$8,181,109	$7,900,450
ACL as a percentage of loans receivable	1.08%	1.16%

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that includes analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early on, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate allowance for credit losses at all times.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Nonaccrual loans	$56,059	$44,454
OREO	-	264
Total nonperforming assets (1)	$56,059	$44,718

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.69%	0.55%
Nonperforming assets to total assets	0.58%	0.46%

Investment Securities

As of September 30, 2023, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three-months ended September 30, 2023, average securities, on an amortized cost basis, decreased by $17.0 million to approximately $723.4 million, or 8.0% of average total interest-earning assets, from approximately $740.4 million, or 8.7% of average interest-earning assets, as of September 30, 2022.

As of September 30, 2023, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $87.7 million as compared with net unrealized losses of $61.8 million as of December 31, 2022. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The decline in fair value is largely due to changes in interest rates and other market conditions. This also resulted in a $10.1 million increase in deferred tax assets, attributable to the decline in fair value on securities available-for-sale since December 31, 2022. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale securities as of September 30, 2023.

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

The Company utilizes a number of strategies to manage interest rate risk including, but not limited to: (i) balancing the types and structures of interest-earning assets and interest-bearing liabilities by diversifying mix, coupons, maturities and/or repricing characteristics, (ii) reducing the overall interest rate sensitivity of liabilities by emphasizing core and/or longer-term deposits; utilizing FHLB advances and wholesale deposits for our interest rate risk profile, (iii) managing the investment portfolio for liquidity and interest rate risk profile, and (iv) entering into interest rate swap and cap agreements.

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2023 and December 31, 2022, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2023, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 8.20%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 4.98%. As of December 31, 2022, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.22%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.01%.

Based on our model, which was run as of September 30, 2023, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 5.89%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 4.68%. As of December 31, 2022, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.99%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2023, would decrease by 16.49% with an instantaneous rate shock of up 200 basis points, and increase by 8.66% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2022, would decrease by 10.51% with an instantaneous rate shock of up 200 basis points, and decrease by 1.13% with an instantaneous rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of September 30, 2023.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$817,231	(270,740)	(24.88)	+300	$228,618	$(33,287)	(12.71)
+200	908,543	(179,428)	(16.49)	+200	240,419	(21,486)	(8.20)
+100	1,009,054	(78,917)	(7.25)	+100	252,499	(9,406)	(3.59)
0	1,087,971	-	-	0	261,905	-	-
-100	1,182,198	94,227	8.66	-100	274,945	13,040	4.98
-200	1,218,810	130,839	12.03	-200	278,365	16,460	6.28
-300	1,251,200	163,229	15.00	-300	281,872	19,967	7.62

Certain model limitations are inherent in the methodology used in the EVE and net interest income measurements. The models require the making of certain assumptions which may tend to oversimplify the way actual yields and costs respond to changes in market interest rates. The models assume that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured, thus they do not consider the Company’s strategic plans, or any other steps it may take to respond to changes in rates over the forecasted period of time. Additionally, the models assume immediate changes in interest rates, based on yield curves as of a point-in-time, which are reflected in a parallel, instantaneous and uniform manner across all yield curves, when in reality changes may rarely be of this nature. The models also utilize data derived from historical performance and as interest rates change the actual performance of loan prepayments, rate sensitivities, and average life assumptions may deviate from assumptions utilized in the models and can impact the results. Accordingly, although the above measurements provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates. Given the unique nature of the post-pandemic interest rate environment, and the speed with which interest rates have been changing, the projections noted above on the Company’s EVE and net interest income and can be expected to differ from actual results.

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

As of September 30, 2023, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2023, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $515.6 million, which represented 5.3% of total assets and 6.2% of total deposits and borrowings, compared to $760.0 million as of December 31, 2022, which represented 7.9% of total assets and 9.3% of total deposits and borrowings. As of September 30, 2023, not included in the above liquid assets were securities with a market value of $231.6 million which were pledged to either the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”), or the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $262.8 million as of September 30, 2023.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2023, had the ability to borrow $2.9 billion. The Bank also has two credit facilities established with the Federal Reserve Bank of New York for direct discount window borrowings and BTFP capacity based on pledged collateral and had the ability to borrow $1.5 billion as of September 30, 2023. In addition, as of September 30, 2023, the Bank had in place borrowing capacity of $390 million through correspondent banks and other unsecured borrowing lines. As of September 30, 2023, the Bank had aggregate available and unused credit of approximately $3.3 billion, which represents the aforementioned facilities totaling $4.8 billion net of $1.5 billion in outstanding borrowings and letters of credit. As of September 30, 2023, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $253.3 million as of September 30, 2023, increasing by $15.0 million from $268.3 million as of December 31, 2022. Operating activities provided $64.6 million in net cash. Investing activities used $75.7 million in net cash, primarily reflecting an increase in loans and investment securities. Financing activities used $3.9 million in net cash, primarily reflecting a decrease of $2.4 billion in repayment of borrowings and $75 million in repayment of subordinated debt, partially offset by $2.4 billion in advances of FHLB borrowings and an increase in deposits of $82.1 million.

Deposits

Total deposits increased by $81.9 million, or 1.1%, to $7.4 billion as of September 30, 2023 from December 31, 2022. The increase was primarily due to increases in interest-bearing and NOW deposits and time deposits, partially offset by a decrease in demand, noninterest-bearing deposits and savings deposits. The following table sets forth the composition of our deposit base by the periods indicated.

					Amount
	September 30, 2023		December 31, 2022		Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in thousands)
Demand, noninterest-bearing	$1,224,125	16.5%	$1,501,614	20.4%	$(277,489)
Demand, interest-bearing and NOW	3,318,092	44.6	3,085,613	41.9	232,479
Savings	374,067	5.0	375,205	5.1	(1,138)
Time	2,522,211	33.9	2,394,190	32.6	128,021
Total deposits	$7,438,495	100.0%	$7,356,622	100.0%	$81,873

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures was three-month LIBOR plus 2.85% and re-prices quarterly. Upon the cessation of publication of LIBOR rates  and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. The rate as of September 30, 2023 was 8.48%.

During June 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance up to, but excluding, September 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on September 15 and December 15 of each year, commencing December 15, 2020. From and including September 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

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

Stockholders’ Equity

The Company’s stockholders’ equity was $1.2 billion as of September 30, 2023, an increase of $9 million from December 31, 2022. The increase in stockholders’ equity was primarily attributable to an increase in retained earnings of $44 million, partially offset by an increase in accumulated other comprehensive losses of $21 million and an increase in treasury stock of $15 million. The increase in accumulated other comprehensive losses during 2023 resulted from higher interest rates. As of September 30, 2023, the Company’s tangible common equity ratio and tangible book value per share were 9.11% and $22.34, respectively, which improved from 9.04% and $21.71, respectively, as of December 31, 2022. Total goodwill and other intangible assets were $214.6 million as of September 30, 2023, and $215.7 million as of December 31, 2022.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	September 30, 2023	December 31, 2022
	(dollars in thousands, except for share and per share data)
Common equity	$1,077,227	$1,067,824
Less: intangible assets	(214,594)	(215,684)
Tangible common stockholders’ equity	$862,633	$852,140

Total assets	$9,678,885	$9,644,948
Less: intangible assets	(214,594)	(215,684)
Tangible assets	$9,464,291	$9,429,264

Common stock outstanding at period end	38,621,970	39,243,123

Tangible common equity ratio (1)	9.11%	9.04%

Book value per common share	$27.89	$27.21
Less: intangible assets	5.55	5.50
Tangible book value per common share	$22.34	$21.71

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2023 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023	(dollars in thousands)
Tier 1 leverage capital	$1,031,973	10.86%	$380,234	4.00%	NA	NA
CET I risk-based ratio	915,891	10.64	387,539	4.50	NA	NA
Tier 1 risk-based capital	1,031,973	11.98	516,719	6.00	NA	NA
Total risk-based capital	1,197,285	13.90	688,959	8.00	NA	NA

N/A - not applicable

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023			(dollars in thousands)
Tier 1 leverage capital	$1,066,568	11.23%	$379,965	4.00%	474,956	5.00%
CET I risk-based ratio	1,066,568	12.38	387,532	4.50	559,769	6.50
Tier 1 risk-based capital	1,066,568	12.38	516,710	6.00	688,946	8.00
Total risk-based capital	1,156,880	13.43	688,946	8.00	861,183	10.00

As of September 30, 2023, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 3.40% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.93% above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended September 30, 2023, the Company repurchased a total of 316,789 shares. As of  September 30, 2023, shares remaining for repurchase under the program were 1,025,688.

The following table details share repurchases for the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	-	n/a	-	1,342,477
August 1, 2023 - August 31, 2023	217,989	19.68	217,989	1,124,488
September 1, 2023 - September 30, 2023	98,800	18.74	316,789	1,025,688

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

10.1	Separation and Release Agreement by and between ConnectOne Bancorp, Inc., ConnectOne Bank and Christopher J. Ewing dated September 29, 2023. (1)
31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 29, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: November 3, 2023		Date: November 3, 2023