Form 10-K
period 2023-12-31
ConnectOne Bancorp, Inc.
filed 2024-02-23
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - $604.8 million.

Shares Outstanding on February 23, 2024
Common Stock, no par value: 38,404,043 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2024 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Item 1 - Business – Forward Looking Statements” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

On May 31, 2019, the Company, through the Bank, completed its purchase of all of the assets of New York/Boston-based BoeFly, LLC and contributed them to its newly formed subsidiary, BoeFly, Inc (“BoeFly”). BoeFly’s online business lending marketplace helps connect small- to medium-size businesses, primarily franchisors and franchisees, with professional loan brokers and lenders across the United States. BoeFly operates as an independent brand and subsidiary of the Bank.

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

Except as described above, the Company’s direct and indirect subsidiaries are all included in the Company’s consolidated financial statements. These subsidiaries include BoeFly, an advertising subsidiary, a financial services company, and various investment subsidiaries which hold, maintain and manage investment assets for the Company. The Company’s subsidiaries also include a Real Estate Investment Trust (the “REIT”) which holds a portion of the Company’s real estate loan portfolio. All subsidiaries mentioned above are directly or indirectly wholly owned by the Company, except that the Company indirectly owns less than 100% of the preferred stock of the REIT. A REIT must have 100 or more individual shareholders. The REIT has issued less than 20% of its outstanding non-voting preferred stock to individuals, primarily Bank personnel and directors.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at https://www.connectonebank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website is the Company’s corporate Code of Conduct that applies to all of the Company’s employees, including principal officers and directors. Additionally, within the Investor Relations section of the Company’s web site, charters for the Audit and Risk Committee, Nominating and Corporate Governance Committee and Compensation Committee can be found, along with the Company’s Corporate Governance Guidelines, Equal Employment Opportunity and Right to be Free of Gender Inequity 2022, Anti-Harassment & Discrimination Policy, Compensation Recoupment Policy and Code of Ethics.

  The Company will provide, without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to:

ConnectOne Bancorp, Inc.

Attention: Investor Relations

301 Sylvan Avenue

Englewood Cliffs, New Jersey 07632

Narrative Description of the Business

ConnectOne Bancorp, Inc. is a modern financial services company with over $9.856 billion in assets. It operates primarily through its bank subsidiary, ConnectOne Bank.

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

Our Market Area

ConnectOne Bank's offices are located primarily in the New York metro market and span New Jersey, New York City, Long Island, and the Hudson Valley, including Rockland, Orange, and Westchester counties. Through high tech tools and service, the Bank is able to extend its reach supporting clients as they move into new markets, such as South Florida where we opened an office in West Palm Beach in August 2022. Our market area includes some of the most robust markets in the United States. The Bank's goal is to continue to expand and do business to support our clients as they grow. Advances in technology have created new delivery channels that allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. The Bank's experience has shown that the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

BoeFly operates out of its main offices in Boston, Massachusetts and New York, and has a nationwide presence through its digital business marketplace.

Products and Services

We derive a majority of our revenue from net interest income (i.e., the difference between the interest we receive on our loans and investment securities and the interest we pay on deposits and borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business clients, we provide an extensive array of other banking services. Products and services provided include personal and business checking accounts, money market accounts, time and savings accounts, credit cards, wire transfers, safe deposit boxes, access to automated teller services and telephone, internet and mobile banking. We offer retirement accounts to consumers and cash management services to business clients that include TreasuryDirect, Automated Clearing House origination, Remote Deposit Capture and digital invoicing.

Noninterest bearing demand deposit products include “Totally Free Checking” and “Simply Better Checking” for consumer clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both consumer and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts offer paper and/or electronic statements. Time deposits ("TD") are for non-retirement and IRA accounts, generally with initial maturities ranging from 31 days to 60 months, and brokered TDs, which we use for asset liability management purposes and to supplement other sources of funding. Many of our deposit products can be accessed through both our branches and online to provide ease of access to our clients and communities. CDARS/ICS reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC ("the network"), formerly known as Promontory Interfinancial Network. Clients, who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits.

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

Commercial loans are loans made for business purposes and are primarily secured by collateral such as business assets including accounts receivable, inventory and equipment. These facilities can also be secured by cash balances with the Bank, marketable securities held by or under the control of the Bank, and commercial and residential real estate.

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multifamily properties, to purchase or refinance such properties, as well as land loans. Residential mortgages include loans secured by first liens on 1-4 family, 1-4 family  investment properties , condominium and cooperative residential real estate and are generally made to existing clients of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a credit policy granting designated lending authorities to the Management Credit Committee and specific officers of the Bank. The Management Credit Committee is comprised of six members of senior management, the Bank President, Chief Credit Officer, Chief Lending Officer, two Senior Credit Officers and one Managing Director.  The officers are comprised of the Chief Executive Officer, Bank President, Chief Credit Officer, Chief Lending Officer, Senior Credit Officers, Managing Directors, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Management Credit Committee (Bank President, Chief Credit Officer, Chief Lending Officer, two Senior Credit Officers and one Managing Director) can approve loans up to $80 million in aggregate loan exposure with no policy exceptions. Furthermore, the Management Credit Committee has authority to approve unsecured loan amounts without policy exceptions up to $40 million.  The Senior Lending Group (Chief Executive Officer, President, Chief Credit Officer and Chief Lending Officer) can approve loans up to $35 million in aggregate loan exposure with no policy exceptions and up to $30 million with policy exceptions. Furthermore, the Senior Lending Group has authority to approve unsecured loan amounts without policy exceptions up to $10 million and up to $5 million with an exception. Loans to insiders must be approved by the entire Board of Directors.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to people outside of our primary trade area when we deem it prudent to do so. To promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with higher net worth and income profiles. The Bank generally requires loan clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for credit losses) for most loans ($168.2 million) and 25% of the capital base for loans secured by readily marketable collateral ($280.3 million). As of December 31, 2023, the Bank’s largest committed relationship (to several affiliated borrowers) was $173.6 million, and the single largest loan outstanding was $60.0 million.

Our business model includes using industry best practices for community banks, including personalized service, state-of-the-art technology, and extended hours. We believe that this will generate deposit accounts with somewhat larger average balances than are found at many other financial institutions. We also use pricing techniques in our efforts to attract banking relationships having larger than average balances.

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

Human Capital

The Company strives to be an employer of choice by creating a working environment that fosters excellence, creativity and professional growth.  We strive to challenge our employees to be the best they can be and to provide them with the tools and training they need to help fulfill their critical service mandate.  We endeavor to build a diverse team of financial experts and relationship specialists who understand the demands of a successful business and are prepared to meet them.

Demographics: As of December 31, 2023, we had 487 full-time employees and 12 part-time and temporary employees. The employees are not represented by a collective bargaining unit.

Diversity, Equity, & Inclusion: In 2022, we appointed our first Chief Diversity, Equity & Inclusion Officer, with a mandate to focus on workforce diversity, vendor/supplier diversity and cultivating more diverse leadership, among other vital issues.  Employee resource groups (“ERG”) further support this overall commitment and vision, as well as Diversity, Equity, Inclusion, and Belonging in the workplace.  Our first ERG, WomenConnect, was established in January 2023 and follows a mission to empower and foster an inclusive environment where all individuals feel connected and make an impact through: mentorship, leadership, teamwork in the community, and both professional and personal growth opportunities.

Education: We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. We have formalized our commitment to training, education and mentoring through our ConnectOne University program.

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

During 2023, 289 employees participated in our leadership and mentoring programs within ConnectOne University. Additionally, in 2023 we identified two individuals and placed them into a credit rotation program enabling them to move from their current position into a new career path.

We also sponsored two employees to attend the Stonier Graduate School of Banking.  We sponsor employees on an annual basis. This is a competitive process requiring an employee to be nominated by the employee’s manager and then participate in a panel interview.  We continuously assess any skill gaps and are gearing learning for the banking positions of the future.

Health and Safety: The safety, health and wellness of our employees is a top priority. The Bank has established wellness programs that include a Preventative Care Incentive Program, flu shot vaccination time-off, as well as health programs & service discounts.

Benefits & Employee Retention: We offer a wide variety of benefits and incentive rewards to attract, engage, retain and motivate talent.  Included are competitive wages, performance based-bonuses and incentive based-compensation, stock awards, 401(k) Plan with competitive match, medical/dental/vision plans, insurance benefits, voluntary benefits, commuter benefits, health savings accounts, flexible spending accounts, tuition reimbursement, paid time-off, disability, sick/family leave and in addition, we have employee appreciation events that include team building events, community events, softball games, food truck days, and annual “Amazing” award celebrations.  Employee retention helps us to operate efficiently and is key to our ability to compete against larger competitors.

The Bank also has Employee Assistance Programs, which provide work/life assistance and resources for all full-time employees.  All services are provided confidentially and at no additional cost.  The Bank encourages a work/life balance by offering hybrid scheduling that combines working remotely, as well as the ability to work out of our offices.

Promotions: We focus on promoting employees from within and leveraging their knowledge of the organization as we continue to grow our Bank. In 2023, 58 employees were promoted into new roles.

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

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

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

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. Although the Bank currently has less than $10 billion in assets, and so is not subject to examination by the Bureau, it is likely that the Bank will exceed $10 billion in total assets in the foreseeable future, and so will become subject to examination by the Bureau.

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

•

Shareholder Votes. The Dodd-Frank Act requires publicly traded companies like the Company to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials, which the SEC has adopted.

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

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Further, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by certain types of collateral with a market value ranging from 100% to 130% of the loan value, depending on the type of collateral.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks which are not “financial subsidiaries” from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates.

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

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $5.7 million and $2.8 million in total FDIC assessments in 2023 and 2022, respectively. The increase from 2023 was attributable to balance sheet growth and a two-basis point increase in the Bank’s initial base rate.

The FDIC has a designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits, of 1.35%. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.

The FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (DIF) associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (FDI Act) requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023.

The assessment base for the special assessment is equal to an insured depository institution’s (IDI’s) estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs.  The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. The special assessment will be collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with an invoice payment date of June 28, 2024.  The Company accrued $2.1 million as of December 31, 2023 related to this special assessment.

Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC could:

●	Cease collection early, if it has collected enough to recover actual or estimated losses;

●	Extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period, if actual or estimated losses exceed the amounts collected; and

●	Impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate, if actual losses exceed the amounts collected.

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

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an insured depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of every bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. Regulations implementing the CRA were substantially revised in 2023 and the changes will begin to become effective over the next several years. The Company is studying the revisions to determine the impact on its operations, which is uncertain at this time.

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

The Parent Corporation has a series of outstanding perpetual preferred stock, our 5.25% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A. The rights of the preferred stockholders to receive dividends are senior to the rights of our common holders, although the preferred dividend rights are non-cumulative. Therefore, unless all dividends due on our outstanding preferred stock have been declared and paid for the most recent dividend period, we may not pay a dividend on our common stock or repurchase shares of our common stock.

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

Global health concerns relating to the COVID-19 outbreak and its variants and related government actions taken to reduce the spread of the virus and changes in customer, employer and employee behavior have weighed on and may continue to effect the macroeconomic environment in our New Jersey/New York metropolitan market trade area and have caused economic uncertainty and reduced economic activity. Given the ongoing and dynamic nature of the pandemic, it is difficult to predict the full impact of the COVID-19 pandemic on our business and that of our clients, employees and third-party service providers. The extent of such an impact will depend on future developments, which are highly uncertain.

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

As of December 31, 2023, we had $6.5 billion of commercial real estate loans (nonowner-occupied, owner-occupied multifamily and land), including construction loans, which represented 78.1% of loans receivable. Concentrations in commercial real estate are monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 463% of the Bank’s Tier 1 capital plus the allowance for credit losses on loans.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result may be more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

The impact of the COVID-19 pandemic and the development of remote work or hybrid work models on the metropolitan New York area commercial real estate market is uncertain, causing volatility in rents in certain core urban markets. Many other factors, including the exchange rate for the U.S. dollar, potential international trade tariffs, inflation and changes in federal tax laws affecting the deductibility of state and local taxes and mortgage interest could negatively impact our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development and leasing of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default on these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels. Such capital may not be available at that time and may result in our regulators requiring us to reduce our concentration on commercial real estate loans.

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

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they originated relatively recently. As of December 31, 2023, we had $5.9 billion in commercial real estate loans outstanding. Approximately 64.5% of the loans, or $3.8 billion, were originated in the past three years. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

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

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients and caring about our clients and associates. If our reputation is negatively affected by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

We have also been active in competing for New York and New Jersey governmental and municipal deposits. As of December 31, 2023, governmental and municipal deposits accounted for approximately $745.0 million in deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state-owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state-owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to market factors or an adverse regulatory action against us, as well as events affecting other market participants, such as failures of other insured depository institutions. In addition, our ability to use alternate deposit origination channels could be substantially impaired if we fail to remain “well capitalized”. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Declines in the value of our investment securities portfolio may adversely impact our results.

As of December 31, 2023, we had approximately $617.2 million in fair value of investment securities, all of which are classified as available-for-sale. We may be required to record an allowance for credit on our investment securities if they suffer a decline in value below their amortized cost basis that is considered credit related. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

Finally, substantial growth may stress regulatory capital levels, and may require us to raise additional capital. No assurance can be given that we will be able to raise any required capital, or that we will be able to raise capital on terms that are beneficial to stockholders.

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

The Company’s total assets were $9.856 billion as of December 31, 2023. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, and reduced debit card interchange fees, all of which increase operating costs and reduce earnings.

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

   Risks Applicable to the Banking Industry Generally:

Recent events impacting the financial services industry.

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

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures has caused the FDIC to issue additional special assessments and could cause the FDIC to increase premiums or issue additional special assessments in the future.

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

Changes in interest rates, as well as other actions the Federal Reserve may take may adversely affect our earnings and financial condition.

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

A sustained increase in market interest rates, such as has been in effect since the first half of 2023, could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets and compresses our net interest margin. In addition, the economic value of portfolio equity would decline as interest rates increase.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management, Strategy and Governance

Cybersecurity is a material part of ConnectOne’s business. As a financial institution offering products through multiple digital delivery channels, cybersecurity incidents could have a material effect on the Company, its results of operations and its reputation, although to date the Company has not experienced any cybersecurity incident which has had a material effect on the Company’s business strategy, results of operations or financial condition. See “Item 1A- Risk Factors - We cannot predict how changes in technology will impact our business; increased use of technology may expose us to service interruptions or breaches in security.”

Cybersecurity risk is initially overseen at ConnectOne by the management IT Committee (the “ITC”). The members of this committee include, as co-chairs, the Chief Compliance Officer and the Chief Technology Officer.  Additional members are our Information Security Officer, Information Technology (“IT”) Manager, Chief Risk Officer, Chairman & Chief Executive Officer, Chief Strategic Operations Officer, Chief Digital Officer and Chief Brand and Innovation Officer.

●	Tarak Patel, Information Security Officer - Mr. Patel has facilitated the management of information security programs at financial institutions for over 17 years.

●

Sharif Alexandre, Chief Technology Officer -   Mr. Alexandre has over 20 years industry experience including managing Information Technology and Software Development teams at organizations ranging from technology startups to Fortune 500 companies. He recently oversaw IT operations and currently leads the Software Development and Data Management teams at the Bank.

●

Laura Criscione, Chief Compliance Officer -  Ms. Criscione oversees the company’s Compliance and Information Security.  Ms. Criscione has overseen Compliance and  IT Operations throughout her more than 30-year career in financial institutions.

●	Dale Dwaileebe, IT Manager - Mr. Dwaileebe has over 20 years of IT experience, is a current member of Infragard, and holds multiple industry recognized certifications.

●	Michael O’Malley, Chief Risk Officer – Mr. O’Malley oversees entity-wide risk management, including cybersecurity related risk.

●

Dana Zeller, Chief Strategic Operations Officer – Ms. Zeller’s career has been primarily  in bank operations, in which she has participated in end-to-end implementations and upgrades of core banking technology, from selecting a vendor to managing implementations, to leading enhancement and efficiency initiatives throughout the life of the application.

●

Ali Matera, Chief Digital Officer – Ms. Matera is a technology subject matter expert with over 13 years of IT leadership and over 18 years of financial service experience.  In her career she has been  responsible for technology/digital strategy, enterprise program management, data analytics and IT service management at other financial institutions.

In addition to the members above, Frank Sorrentino III, Chairman & Chief Executive Officer and Siya Vansia, Chief Brand & Innovation Officer are also members of the ITC due to their roles in overseeing entity-wide management.

In order to ensure that cybersecurity risk management is integrated into the Company’s overall risk management plans, systems and processes, members of the ITC, along with other lines of business heads, report to the management Enterprise Risk Management Committee (the “ERMC”), which in turn reports to the Board Audit and Risk Committee quarterly. The ERMC consists of the Company’s Chief Risk Officer, Chairman & CEO, President, Chief Financial Officer, Treasurer, Chief Compliance Officer, Chief Technology Officer, Chief Strategic Operations Officer and Chief Credit Officer.  In addition, the Company’s Chief Technology Officer attends Company Board of Directors meetings and provides an information technology ("IT") report at each meeting.

The Company’s cybersecurity risk mitigation program involves a combination of internal resources and the use of third parties. The Company’s internal IT team performs monthly vulnerability scanning and performs an annual risk assessment based on the National Institute of Standards and Technology Cybersecurity Framework. The results are reported to the ITC. The Company’s IT and compliance staff also review potential cybersecurity threats associated with the Company’s third-party vendors, including performing a review of and obtaining a System of Organization Controls report from all vendors rated as “high risk” by the Company’s internal vendor management program. The Company also has an internal Incident Response Plan and Team, which is charged with overseeing the Company’s response to any cybersecurity incident. The team performs a table-top exercise at least annually to prepare to respond in the event of any actual cybersecurity incident.

In addition to these internal resources, the Company uses a third-party vendor to undertake annual penetration and vulnerability testing, with the results reported to the ITC. Finally, the Company’s cybersecurity compliance program is audited by the Bank’s outsourced internal auditor.

The Company also maintains insurance which may provide coverage for expenses and certain losses incurred in connection with a cybersecurity incident.

Item 2. Properties

The Bank operates six banking offices in Bergen County, NJ, in Fort Lee, Englewood Cliffs, Hackensack, Cresskill, Ridgewood and Saddle River; four banking offices in Union County, NJ, consisting of two offices in Union Township, and one office each in Springfield Township, and Summit; one banking office in Morristown in Morris County, NJ; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Holmdel in Monmouth County, NJ; one banking office in the borough of Manhattan in New York City, one office in Melville, Nassau County and one financial center in East Hampton, Suffolk County  in Long Island, one in Astoria, Queens and five branches in the Hudson Valley, including in White Plains and Tarrytown, in Westchester County, NY, Bardonia and Blauvelt, in Rockland County, NY and in Middletown, in Orange County, NY, and one financial center in West Palm Beach in Palm Beach County, FL. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased operating locations.

Banking Office Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028
1 Union Ave, Cresskill, NJ	Term expires January 2038
142 John Street, Hackensack, NJ	Term expires December 2026
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2029
71 East Allendale Road, Saddle River, NJ	Term expires May 2032
356 Chestnut Street, Union, NJ	Term expires May 2027
545 Morris Avenue, Summit, NJ	Term expires January 2034
217 Chestnut Street, Newark, NJ	Term expires December 2024
5914 Park Avenue, West New York, NJ	Term expires September 2028
963 Holmdel Road, Holmdel, NJ	Term expires September 2026
551 Madison Avenue, Suite 201, NY, NY	Term expires May 2032
551 Madison Avenue, Suite 202, NY, NY	Term expires October 2028
48 South Service Rd, 2nd Fl, Melville, NY	Term expires June 2025
36-19 Broadway, Astoria, NY	Term expires August 2028
485 Schutt Rd, Middletown, NY	Term expires October 2025
715 Route 304, Bardonia NY	Term expires August 2028
567 North Broadway, White Plains NY	Term expires September 2028
155 White Plains Rd., Tarrytown NY	Term expires December 2026
170 East Erie St, Blauvelt NY	Term expires February 2028
625 N Flagler Dr Ste 1002, West Palm Beach, FL	Term expires June 2027
78B Park Place, East Hampton, NY	Term expires January 2029

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2023, the Company had 697 stockholders of record, excluding beneficial owners for whom Cede & Company or others act as nominees.

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions.

In September 2021, the Board of Directors authorized the repurchase of up to 2,000,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated share purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2023, the Company repurchased a total of 904,152 shares. As of December 31, 2023, shares remaining for repurchase under the program were 933,488.

The following table details share repurchases for the year 2023:

				Cumulative Total
				Number of Shares	Maximum Number
				Purchased	of Shares
				as Part of Publicly	that May Yet
		Total Number		Announced	Be Purchased
	Shares	of Shares	Average Price	Plans or	Under the Plans
	Authorized	Purchased	Paid per Share	Programs	or Programs
					1,827,640
First quarter 2023	-	205,163	$22.52	215,163	1,622,477
Second quarter 2023	-	270,000	15.29	485,163	1,352,477
Third quarter 2023	-	316,789	19.45	801,952	1,035,688
Fourth quarter 2023	-	102,200	21.17	904,152	933,488

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 18 and Note 21 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2018 through December 31, 2023.

COMPARATIVE SIX-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.
NASDAQ AND KBW BANK INDEX

Assumes $100 Invested on December 31, 2018, with Dividends Reinvested
Year Ended December 31, 2023

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
ConnectOne Bancorp, Inc.	100.00	141.36	100.11	186.70	147.11	138.50
NASDAQ	100.00	123.87	113.11	154.57	143.87	143.31
KBW Bank Index	100.00	136.73	198.33	242.38	163.58	236.70

Item 6. [Reserved]

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

Management believes the following information may enable investors to better understand the changes in our allowance for credit losses for loans. The Company’s allowance for credit losses ("ACL") for loans totaled $82.0 million and $90.5 million as of December 31, 2023 and 2022, respectively. The $8.5 million decrease in the allowance for credit losses for loans was primarily driven by net charge-offs of $17.0 million, partially offset by $8.4 million in provision for credit losses.

The quantitative component of our ACL for loans on collectively evaluated loans, which is largely based on a selection of various economic forecasts, increased by $3.4 million as of December 31, 2023 when compared to December 31, 2022. This increase was primarily attributable to organic growth of $0.3 billion in collectively evaluated loans. The qualitative component of our ACL for loans, which is largely based on management’s judgment of qualitative loss factors, was relatively unchanged, on an absolute basis, over the same period-of-time, as qualitative factor trends slightly improved over 2023, or largely remained unchanged.

The Company’s allowance for credit losses for collectively evaluated loans totaled $80.6 million as of December 31, 2023, which included $71.6 million of allowance related to commercial and commercial real estate loans. Of the $71.6 million allowance related to commercial and commercial real estate loans, $24.1 million was attributable to qualitative loss factors. Changes in managements’ judgement of qualitative loss factors could result in a significant change to the allowance for credit losses for loans. As described in Note 1a to our financial statements filed as part of this Annual Report on Form 10-K, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. As of December 31, 2023, on a weighted average basis the most severe historical loss rate for our commercial and commercial real estate loans were 2.33% and 1.88%, respectively.

The Company’s quantitative component of allowance for credit losses for collectively evaluated loans is calculated with an economic forecast sourced from Moody’s. Management performed a hypothetical sensitivity analysis to understand the impact of changes in the economic forecast as a key input on our allowance for credit losses for collectively evaluated loans. Within the various economic scenarios considered for this hypothetical sensitivity analysis, as of December 31, 2023, the quantitative estimate of the allowance for credit loss for collectively evaluated loans would increase by approximately $39.4 million under sole consideration of an adverse Moody’s economic forecast. The hypothetical sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but lacks other qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

Our allowance for credit losses for individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. As of December 31, 2023, the Company’s allowance for credit losses on individually analyzed loans decreased $9.4 million from December 31, 2022. This decrease was primarily due to reductions in individually analyzed loans, increases in charge-offs, and increases in the fair value of collateral for collateral-dependent loans, partially offset by increases to the allowance on existing individually analyzed loans.

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

General

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2023 and 2022 and results of operations for each of the years in the three-year period ended December 31, 2023. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income available to common stockholders for the year ended December 31, 2023 was $81.0 million, a decrease of $38.2 million, or 32.1%, compared to net income of $119.2 million for 2022. Diluted earnings per share were $2.07 for 2023, a 31.2% decrease from $3.01 for 2022.

The change in net income from 2022 to 2023 was attributable to the following:

●	Decrease in net interest income of $47.0 million. The decrease was primarily due to an 87 basis-point contraction in the net interest margin to 2.82% from 3.69%, partially offset by a $0.9 billion, or 11.0%, increase in average interest-earning assets.

●

Increase in noninterest expenses of $17.6 million, primarily due to increases in salaries and employee benefits of $7.0 million attributable to increased staff in both the revenue and back-office areas of the Bank, base salary increases and incentive compensation accruals.  Additionally, there were increases in FDIC insurance of $5.5 million, which included a $2.1 million FDIC special assessment recognized in 2023. Excluding the $2.1 million special assessment, the increase in FDIC insurance from the prior year of $3.4 million was attributable to balance sheet growth and a two-basis point increase in the Bank’s initial base rate. Finally, there were increases in information technology and communications of $3.2 million, other expenses of $2.3 million, occupancy and equipment of $1.0 million and marketing and advertising of $0.3 million, partially offset by decreases in professional and consulting of $0.5 million, BoeFly acquisition of $0.5 million and amortization of core deposit intangibles of $0.2 million. The increase in information technology and communications was primarily attributable to additional investments in technology, equipment and software.

●	Decrease in provision for credit losses of $9.6 million. The decrease was primarily due to changes in forecasted macroeconomic conditions.

●

Increase in noninterest income of $0.7 million, primarily due to decreases in net losses on equity securities of $1.4 million and income on bank owned life insurance of $0.7 million, partially offset by decreases in deposit, loan and other income of $1.4 million.

●	Decrease in income tax expense of $16.1 million resulting primarily from lower taxable income.

Net income available to common stockholders for the year ended December 31, 2022 was $119.2 million, a decrease of $9.5 million, or 7.4%, compared to net income of $128.6 million for 2021. Diluted earnings per share were $3.01 for 2022, a 6.5% decrease from $3.22 for 2021.

The change in net income from 2021 to 2022 was primarily attributable to the following:

●	Increase in net interest income of $39.2 million. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 14.3% to $8.3 billion and a widening of 3 basis-points in the net interest margin.

●	Increase in provision for credit losses of $23.3 million. The increase was primarily due to organic loan growth, as well as changes in forecasted macroeconomic conditions

●

Increase in noninterest expenses of $17.4 million, primarily due to increases in salaries and employee benefits of $16.9 million attributable to increased staff in both the revenue and back-office areas of the Bank, base salary increases and incentive compensation accruals. Additionally, there were increases in acquisition expenses related to BoeFly of $1.5 million, other expenses of $1.1 million, marketing and advertising of $0.4 million, and FDIC insurance of $0.2 million, partially offset by decreases in occupancy and equipment of $1.8 million, amortization of core deposit intangibles of $0.3 million, professional and consulting of $0.2 million and information technology and communication of $0.2 million.

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

●	Increase in income tax expense of $1.3 million resulting primarily from higher state tax rates and a slightly higher percentage of income being derived from taxable sources.

●	Increase in preferred dividends of $4.3 million.

Net Interest Income

Fully taxable equivalent net interest income for 2023 totaled $258.3 million, a decrease of $46.3 million, or 15.2%, from 2022. The decrease in net interest income was due to an 87 basis-point contraction in the net interest margin to 2.82% from 3.69%, partially offset by a $0.9 billion, or 11.0%, increase in average interest-earning assets.  The net interest margin contraction was due to a 199-basis point increase in the average cost of deposits, including noninterest-bearing demand, to 2.74%, and was partially offset by a 77 basis-point increase in the loan portfolio yield to 5.57%.  Average total loans, which includes loans held-for-sale, increased by 10.8% to $8.2 billion in 2023 from $7.4 billion in 2022. The increase in average total loans is attributable to higher loan originations.

Fully taxable equivalent net interest income for 2022 totaled $304.6 million, an increase of $39.9 million, or 15.1%, from 2022. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 14.3% to $8.3 billion and a widening of 3 basis-points in the net interest margin. The widening of the net interest margin was mainly attributable to higher yields on loans and securities and lower average cash balances, offset by a higher cost of funds. Average total loans, which includes loans held-for-sale, increased by 15.0% to $7.4 billion in 2022 from $6.4 billion in 2021. The increase in average total loans is primarily attributable to higher loan originations.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2023, 2022 and 2021 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2023			2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Tax-Equivalent Basis)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$726,487	$22,541	3.10%	$660,760	$17,640	2.67%	$464,342	$7,455	1.61%
Loans receivable and loans held-for-sale (2) (3) (4)	8,179,853	455,940	5.57%	7,380,584	354,450	4.80%	6,419,610	294,686	4.59%
Federal funds sold and interest-earning deposits with banks	220,143	11,104	5.04%	186,205	2,493	1.34%	322,692	405	0.13%
Restricted investment in bank stocks	44,389	3,662	8.25%	36,744	1,655	4.50%	20,797	971	4.67%
Total interest-earning assets	9,170,872	493,247	5.38%	8,264,293	376,238	4.55%	7,227,441	303,517	4.20%
Noninterest-earning assets:
Allowance for credit losses	(89,119)			(84,209)			(79,863)
Noninterest-earning assets	613,642			602,657			587,650
Total assets	$9,695,395			$8,782,741			$7,735,228

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Time deposits	$2,529,892	$92,969	3.67%	$1,449,826	$21,331	1.47%	$1,300,270	$14,813	1.14%
Other interest-bearing deposits	3,667,096	113,207	3.09%	3,702,773	29,230	0.79%	3,451,765	9,955	0.29%
Total interest-bearing deposits	6,196,988	206,176	3.33%	5,152,599	50,561	0.98%	4,752,035	24,768	0.52%

Borrowings	792,239	22,453	2.83%	661,729	12,188	1.84%	318,700	5,300	1.66%
Subordinated debentures	85,249	6,234	7.31%	153,092	8,759	5.72%	153,199	8,669	5.66%
Finance obligation	1,630	96	5.89%	1,838	119	6.47%	2,041	123	6.03%
Total interest-bearing liabilities	7,076,106	234,959	3.32%	5,969,258	71,627	1.20%	5,225,975	38,860	0.74%
Noninterest-bearing deposits	1,332,809			1,612,040			1,454,148
Other liabilities	89,122			51,048			48,082
Stockholders’ equity	1,197,358			1,150,395			1,007,023
Total liabilities and stockholders’ equity	$9,695,395			$8,782,741			$7,735,228

Net interest income/interest rate spread (5)		258,288	2.06%		304,611	3.35%		264,657	3.46%
Tax-equivalent adjustment		(3,182)			(2,492)			(1,779)
Net interest income as reported		$255,106			$302,119			$262,878
Net interest margin (6)			2.82%			3.69%			3.66%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 21% federal tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2023/2022			2022/2021
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Interest income:
Investment securities:	$2,039	$2,862	$4,901	$5,244	$4,941	$10,185
Loans receivable and loans held-for-sale	44,551	56,939	101,490	46,150	13,614	59,764
Federal funds sold and interest-earnings deposits with banks	1,712	6,899	8,611	(1,827)	3,915	2,088
Restricted investment in bank stocks	631	1,376	2,007	718	(34)	684
Total interest income:	$48,933	$68,076	$117,009	$50,285	$22,436	$72,721

Interest expense:
Savings, NOW, money market, interest checking	$(1,101)	$85,078	$83,977	$1,981	$17,294	$19,275
Time deposits	39,690	31,949	71,639	2,200	4,317	6,517
Borrowings and subordinated debentures	(1,262)	9,001	7,739	6,312	667	6,979
Finance obligation	(12)	(11)	(23)	(13)	9	(4)
Total interest expense:	$37,315	$126,017	$163,332	$10,480	$22,287	$32,767
Net interest income:	$11,618	$(57,941)	$(46,323)	$39,805	$149	$39,954

Provision for (Reversal of) Credit Losses

In determining the provision for credit losses, management considers national and local economic trends and conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; effects of changes in lending policies, trends in volume and terms of loans; levels and trends in delinquencies, individually analyzed loans and net charge-offs and the results of independent third party loan reviews.

The Bank adopted CECL beginning on January 1, 2021. Provision expense may therefore become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

For the year ended December 31, 2023, the provision for credit losses was $8.2 million, a decrease of $9.6 million, compared to the provision for credit losses of $17.8 million for the year ended December 31, 2022. The decrease in provision for credit losses for the year ended December 31, 2023 reflected changes in forecasted macroeconomic conditions, partially offset by organic loan growth.

For the year ended December 31, 2022, the provision for (reversal of) credit losses were $17.8 million, an increase of $23.3 million, compared to the provision for (reversal of) credit losses of ($5.5) million for the year ended December 31, 2021. The increase in provision for credit losses for the year ended December 31, 2022 reflected strong organic loan growth and changes in forecasted macroeconomic conditions.

Noninterest Income

Noninterest income for the full-year 2023 increased by $0.7 million, or 5.7%, to $14.0 million from $13.2 million in 2022. The increase was primarily due to decreases in net losses on equity securities of $1.4 million and increases in income on bank owned life insurance of $0.7 million, partially offset by decreases in deposit, loan and other income of $1.4 million.

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

Noninterest Expense

Noninterest expenses for the full-year 2023 increased by $17.6 million, primarily due to increases in salaries and employee benefits of $7.0 million attributable to increased staff in both the revenue and back-office areas of the Bank, base salary increases and incentive compensation accruals.  Additionally, there were increases in FDIC insurance of $5.5 million, which included a $2.1 million FDIC special assessment recognized in 2023.  Excluding the $2.1 million special assessment, the increase in FDIC insurance from the prior year of $3.4 million was attributable to balance sheet growth and a two-basis point increase in the Bank’s initial base rate.  Finally, there were increases in information technology and communications of $3.2 million, other expenses of $2.3 million, occupancy and equipment of $1.0 million and marketing and advertising of $0.3 million, partially offset by decreases in professional and consulting of $0.5 million, BoeFly acquisition of $0.5 million and amortization of core deposit intangibles of $0.2 million.  The increase in information technology and communications was primarily attributable to additional investments in technology, equipment and software.

Noninterest expenses for the full-year 2022 increased by $17.4 million, or 15.9%, to $126.4 million from $109.0 million in 2021. The increase was primarily due to increases in salaries and employee benefits of $16.9 million, change in value of acquisition price of $1.5 million , other expenses of $1.1 million, marketing and advertising of $0.4 million and FDIC insurance of $0.2 million, partially offset by decreases in occupancy and equipment of $1.8 million, amortization of core deposit intangible of $0.3 million, information technology and communication of $0.2 million, professional and consulting of $0.2 million and other components of net periodic pension income of $0.3 million. The increase in salaries and employee benefits was attributable to increased staff in both revenue and back-office areas of the Bank, base salary increases, and incentive compensation accruals.

Income Taxes

Income tax expense was $30.0 million for 2023 compared to $46.0 million for 2022 and $44.7 million for 2021. The decrease in income tax expense in 2023 when compared to 2022 was primarily the result of lower taxable income. The increase in income tax expense in 2022 when compared to 2021 was also primarily the result of higher taxable income. The effective tax rates were 25.6% in 2023, 26.9% in 2022 and 25.5% for 2021. The lower effective tax rate during 2023 when compared to 2022, was the result of a lower percentage of income being derived from taxable sources. The higher effective tax rate during 2022 when compared to 2021 was the result of a higher percentage of income being derived from taxable sources.

For a more detailed description of income taxes see Note 10 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

As of December 31, 2023, the Company’s total assets were $9.856 billion, an increase of $0.2 billion from December 31, 2022. Total loans (including loans held-for-sale) were $8.3 billion, an increase of $0.2 billion from December 31, 2022. Deposits were $7.5 billion, an increase of $0.2 billion from December 31, 2022.

As of December 31, 2022, the Company’s total assets were $9.645 billion, an increase of $1.5 billion from December 31, 2021. Total loans (including loans held-for-sale) were $8.1 billion, an increase of $1.3 billion from December 31, 2021. Deposits were $7.4 billion, an increase of $1.0 billion from December 31, 2021.

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

Commercial loans are loans made for business purposes and are primarily secured by collateral such as business assets including accounts receivable, inventory and equipment. These facilities can also be secured by cash balances with the Bank, marketable securities held by or under the control of the Bank, and commercial and residential real estate.  Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multifamily properties, to purchase or refinance such properties, as well as land loans. Residential mortgages include loans secured by first liens on residential real estate and are generally made to existing clients of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

Gross loans as of December 31, 2023 totaled $8.3 billion, an increase of $0.2 billion, or 3.0%, over gross loans as of December 31, 2022 of $8.1 billion.

The largest component of the gross loan portfolio as of December 31, 2023 and December 31, 2022 was commercial real estate loans. Commercial real estate loans as of December 31, 2023 totaled $5.9 billion, an increase of $100 million, or 1.7%, compared to commercial real estate loans as of December 31, 2022 of $5.8 billion. The main component contributing to the increase in commercial real estate loans is an increase in multifamily loans. See the tables below for more detailed information on our commercial real estate portfolio. Commercial loans totaled $1.6 billion as of December 31, 2023, a decrease of $106 million, or 7.2%, compared to commercial loans as of December 31, 2022 of $1.5 billion. Included in commercial loans were PPP loans of $9 million as of December 31, 2023 and $11 million as of December 31, 2022. Commercial construction loans as of December 31, 2023 totaled $620 million, an increase of $46 million, or 8.1%, compared to commercial construction loans as of December 31, 2022 of $574 million.

Residential real estate loans totaled $256 million as of December 31, 2023, a decrease of $9 million, or 3.3%, compared to residential real estate loans as of December 31, 2022 of $265 million. Consumer loans as of December 31, 2023 totaled $1 million compared to $2 million as of December 31, 2022.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,	December 31,	December 31,
	2023	2022	2021

Commercial (1)	$1,578,730	$1,472,734	$1,299,428
Commercial real estate	5,895,545	5,795,228	4,741,590
Commercial construction	620,496	574,139	540,178
Residential real estate	256,041	264,748	255,269
Consumer	1,029	2,312	1,886
Gross loans	8,351,841	8,109,161	6,838,351
Net deferred fees	(6,696)	(9,472)	(9,729)
Loans receivable	8,345,145	8,099,689	6,828,622
Allowance for credit losses	(81,974)	(90,513)	(78,773)
Net loans receivable	$8,263,171	$8,009,176	$6,749,849

(1) Includes PPP loans of $9 million, $11 million and $93 million as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

While the previous table reflects the classification of our loans by loan portfolio segment, the following tables present further disaggregation of our commercial real estate portfolio along with loan-to-value ("LTV") percentages.

	December 31, 2023		December 31, 2022
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$2,553,401	61%	$2,618,087	62%
Nonowner-occupied	2,177,585	54	2,136,891	59
Owner-occupied	930,319	53	882,342	43
Land loans	234,563	45	160,125	38
Total commercial real estate loans (before discount)	5,895,868	56%	5,797,445	57%
Fair value discount	(323)		(2,217)
Total commercial real estate loans	$5,895,545		$5,795,228

The table above is further broken down in the following table by geography:

	December 31, 2023		December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,623,666	63.6%	$1,664,795	63.6%
New York	789,065	30.9	827,172	31.6
Florida	7,828	0.3	7,874	0.3
Connecticut	36,761	1.4	18,585	0.7
All Other States	96,081	3.8	99,661	3.8
Total multifamily loans	$2,553,401	100.0%	$2,618,087	100.0%

	December 31, 2023		December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$972,907	44.7%	$901,823	42.2%
New York	778,842	35.8	815,905	38.2
Florida	205,178	9.4	204,029	9.5
Connecticut	80,067	3.7	86,205	4.0
All Other States	140,592	6.4	128,929	6.1
Total nonowner occupied	$2,177,585	100.0%	$2,136,891	100.0%

	December 31, 2023		December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$474,905	51.1%	$486,483	55.1%
New York	267,990	28.8	251,870	28.5
Florida	69,989	7.5	55,593	6.3
Connecticut	5,887	0.6	4,991	0.6
All Other States	111,548	12.0	83,405	9.5
Total owner-occupied	$930,319	100.0%	$882,342	100.0%

	December 31, 2023		December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$106,884	45.6%	$101,179	63.2%
New York	77,767	33.1	55,458	34.6
Florida	48,807	20.8	3,488	2.2
Connecticut	-	-	-	-
All Other States	1,105	0.5	-	-
Total land	$234,563	100.0%	$160,125	100.0%

In addition, the following tables presents further detail with respect to our owner-occupied and nonowner-occupied borrower concentrations included in the commercial real estate segment.

	December 31, 2023		December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$208,685	22.4%	$204,581	23.2%
Office	102,886	11.1	113,901	12.9
Warehouse/Industrial	249,557	26.8	247,875	28.1
Mixed Use	116,046	12.5	129,371	14.7
Other	253,145	27.2	186,614	21.1
Total owner-occupied	$930,319	100.0%	$882,342	100.0%

	December 31, 2023		December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$637,211	29.3%	$680,733	31.9%
Office	424,479	19.5	384,820	18.0
Warehouse/Industrial	233,518	10.7	233,266	10.9
Mixed Use	192,617	8.8	150,090	7.0
Other	689,760	31.7	687,982	32.2
Total nonowner-occupied	$2,177,585	100.0%	$2,136,891	100.0%

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable-rate loans as of December 31, 2023 by remaining contractual maturity.

	As of December 31, 2023 Maturing:
		After	After
	In	One Year	Five Years
	One Year	through	through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial	$507,668	$401,538	$449,589	$219,935	$1,578,730
Commercial real estate	715,516	1,903,132	3,145,010	131,887	5,895,545
Commercial construction	517,423	100,558	-	2,515	620,496
Residential real estate	4,752	24,668	35,250	191,371	256,041
Consumer	917	95	1	16	1,029
Total	$1,746,276	$2,429,991	$3,629,850	$545,724	$8,351,841
Loans with:
Fixed rates	$532,232	$1,610,012	$1,143,849	$346,698	$3,632,791
Variable rates	1,214,044	819,979	2,486,001	199,026	4,719,050
Total	$1,746,276	$2,429,991	$3,629,850	$545,724	$8,351,841

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

The Company evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. The Company evaluates the pooling methodology at least annually. Loans transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner. A loan is considered for individual analysis when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by the Company in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments when due.  Nonaccrual loans that are $250,000 or higher and all purchased credit-deteriorated (PCD) loans are individually analyzed. For loans designated as nonaccrual with balances of less than $250,000, these loans are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures. Instruments will not be included in either collective or individual analysis. Individual analysis will establish a specific reserve for instruments in scope.

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

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	2023	2022
(dollars in thousands)
Classified Loans:
Substandard	$58,509	$120,330
Doubtful	-	-
Loss	-	-
Total classified loans	58,509	120,330
Special Mention Loans	54,168	62,105
Total classified and special mention loans	$112,677	$182,435

During the year ended December 31, 2023, “substandard” loans and “doubtful” loans, which include lower credit quality loans which possess higher risk characteristics than “special mention” loans, decreased to $58.5 million, or 0.7% of loans receivable, as of December 31, 2023 from $120.3 million, or 1.5% of loans receivable, as of December 31, 2022. The decrease in substandard loans from the prior year was primarily attributable to loan payoffs resulting from successful loan workouts.

During the year ended December 31, 2023, “special mention” loans were $54.2 million, or 0.6% of loans receivable, while “special mention” loans as of December 31, 2022 were $62.1 million, or 0.8% of loans receivable.

Nonaccrual Loans, OREO and Loans 90 Days or Greater Past Due and Still Accruing

Nonperforming assets include nonaccrual loans and OREO. Nonaccrual loans represent loans on which interest accruals have been suspended. OREO represents property acquired through foreclosure in partial or full satisfaction of loans. Loans 90 days or greater past due and still accruing represent loans that are both well-secured and in the process of collection, as well as any purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at date of acquisition.  The Company considers charging off loans, or a portion thereof, at the time the Company deems it has exhausted all means of collection. For additional information regarding loans, see Note 4 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), and loans past due 90 days or greater and still accruing:

	December 31,	December 31,	December 31,
	2023	2022	2021

Nonaccrual loans	$52,524	$44,454	$61,700
OREO	-	264	-
Total nonperforming assets	$52,524	$44,718	$61,700

Loans 90 days or greater past due and still accruing (PCD)	$-	$5,591	$13,531

Nonaccrual loans to loans receivable	0.63%	0.55%	0.90%
Nonperforming assets to total assets	0.53	0.46	0.76

Allowance for Credit Losses and Related Provision

The allowance for credit losses is an estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date.  The measurement of expected credit losses is applicable to loans receivable and investment securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. Loan losses are charged against the allowance for credit losses when the Bank believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance for credit losses. The allowance is established through a provision for credit losses that is charged against income.  The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses.  The expected credit loss for unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in “Other Liabilities”.

As of December 31, 2023, the allowance for credit losses for loans was $82.0 million, a decrease of $8.5 million, or 9.4%, from $90.5 million as of December 31, 2022. The decrease in the allowance for credit losses was primarily driven by net charge-offs of $17.0 million, partially offset by $8.4 million in provision for credit losses.

The allowance for credit losses for loans as a percentage of loans receivable was 0.98% as of December 31, 2023 and 1.12% as of December 31, 2022.

Three-Year Statistical Allowance for Credit Losses for Loans

The following table reflects the relationship of loan volume, the provision and allowance for credit losses for loans and net charge-offs for the periods presented.

	December 31,	December 31,	December 31,
	2023	2022	2021

Balance as of January 1,	$90,513	$78,773	$79,226
CECL Day 1 Adjustment	-	-	6,557
Balance as of January 1, as adjusted for changes in accounting principal	90,513	78,773	85,783
Charge-offs:
Commercial	14,888	2,612	382
Commercial real estate	2,142	2,819	1,780
Residential real estate	18	9	235
Consumer	1	3	-
Total charge-offs	17,049	5,443	2,397
Recoveries:
Commercial	10	54	289
Commercial real estate	-	-	85
Residential real estate	68	63	20
Consumer	8	-	11
Total recoveries	86	117	405
Net charge-offs	16,963	5,326	1,992
Provision for (reversal of) credit losses for loans	8,424	17,066	(5,018)
Balance at end of year	$81,974	$90,513	$78,773
Ratio of net charge-offs during the year to average loans receivable outstanding during the year	0.23%	0.07%	0.03%
Allowance for credit losses for loans as a percentage of loans receivable	0.98	1.12	1.15

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

The following table shows the amounts of the allowance allocable to such loans and the percentage of such loans to gross loans, along with the amount of the unallocated allowance. “Total Commercial”, as shown below, includes commercial, commercial real estate and commercial construction loans.

	Total Commercial		Residential Real Estate		Consumer
	Amount of	% of Total	Amount of	% of Total	Amount of	% of Total	Total
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
	(dollars in thousands)
2023	$77,649	94.7%	$4,320	5.2%	$5	0.1%	$81,974
2022	86,363	95.4%	4,143	4.6%	7	0.1%	90,513
2021	75,138	95.4%	3,628	4.6%	7	0.1%	78,773

Investments

For the year ended December 31, 2023, the amortized cost of investment securities, including equity securities, increased by $65.7 million to approximately $726.5 million or 7.9% of average earning assets, from $660.8 million, or 8.0% of average earning assets, for the year ended December 31, 2022. As of December 31, 2023, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. States and Political Subdivisions, Corporate Bonds and other debt and equity securities.

During the year ended December 31, 2023, rate related factors increased investment revenue by $2.9 million and volume related factors increased investment revenue by $2.0 million. The tax-equivalent yield on investments increased by 43 basis points to 3.10% from a yield of 2.67% during the year ended December 31, 2022.

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

As of December 31, 2023, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $57.8 million as compared with net unrealized losses of $61.8 million as of December 31, 2022. The decrease in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery.  The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. For additional information regarding the Company’s investment portfolio, see Note 3, Note 15 and Note 20 of the Notes to the Consolidated Financial Statements.

During 2023, 2022 and 2021, there were no sales from the Company’s available-for-sale portfolio. The Company had a $195 thousand gain on the redemption of available-for-sale securities during 2021. The Company had no impairment charges in 2023, 2022 and 2021. The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for amortized cost of our investment securities, excluding equity securities, as of December 31, 2023, on a contractual maturity basis.

			Due after 1 year		Due after 5 years
	Due in 1 year or less		through 5 years		through 10 years		Due after 10 years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Market
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$-	-%	$-	-%	$228	2.78%	$55,670	2.53%	$55,898	2.53%	$45,326
Residential Mortgage Pass-through Securities	5	2.70	242	2.62	2,436	3.50	459,321	3.22	462,004	3.22	411,191
Commercial Mortgage Pass-through Securities	-	-	-	-	3,987	1.53	21,253	2.89	25,240	2.68	21,564
Obligations of U.S. States and Political Subdivisions	-	-	3,388	4.52	1,248	4.45	144,159	3.64	148,795	3.67	132,705
Corporate Bonds and Notes	2,000	3.58	3,000	5.27	-	-	-	-	5,000	3.16	4,973
Asset-backed Securities	-	-	-	-	375	6.57	885	6.39	1,260	6.44	1,238
Other Securities	165	0.25	-	-	-	-	-	-	165	0.25	165
Total Investment Securities	$2,170	3.32%	$6,630	4.79%	$8,274	2.81%	$681,288	3.25%	$698,362	3.26%	$617,162

For information regarding the carrying value of the investment portfolio, see Note 3, Note 15 and Note 20 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity as of December 31, 2023. Other securities do not have a contractual maturity and are included in the “Due in 1 year or less” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2023	2022	2021
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$45,326	$44,450	$50,360
Residential mortgage pass-through securities	411,191	417,578	316,095
Commercial mortgage pass-through securities	21,564	21,104	10,469
Obligations of U.S. States and political subdivisions	132,705	142,896	145,625
Corporate bonds and notes	4,973	6,974	9,049
Asset-backed securities	1,238	1,640	2,564
Certificates of deposit	-	-	150
Other securities	165	242	195
Total	$617,162	$634,884	$534,507

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2023, and December 31, 2022, the results of the models are monitored by guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.  The year over year change in the interest rate risk profile primarily reflects updated model assumptions in response to dynamically changing market conditions, including higher beta assumptions, as well as a positioning of the balance sheet to be more liability sensitive.

Based on our model, which was run as of December 31, 2023, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 9.25%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 5.34%. As of December 31, 2022, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.22%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 2.01%.

Based on our model, which was run as of December 31, 2023, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 5.68%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 4.29%. As of December 31, 2022, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.66%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.99%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2023, would decrease by 15.09% with an instantaneous rate shock of up 200 basis points, and increase by 5.75% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2022, would decrease by 10.51% with an instantaneous rate shock of up 200 basis points, and decrease by 1.13% with an instantaneous rate shock of down 100 basis points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and NII as of December 31, 2023.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$791,117	$(236,456)	(23.01)	+300	$216,207	$(36,087)	(14.30)
+200	872,546	(155,027)	(15.09)	+200	228,949	(23,345)	(9.25)
+100	958,053	(69,520)	(6.77)	+100	241,865	(10,429)	(4.13)
0	1,027,573	-	-	0	252,294	-	-
-100	1,086,643	59,070	5.75	-100	265,773	13,479	5.34
-200	1,112,376	84,803	8.25	-200	270,782	18,488	7.33
-300	1,137,176	109,603	10.67	-300	276,718	24,424	9.68

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

As of December 31, 2023, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2023, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $516.3 million, which represented 5.2% of total assets and 6.1% of total deposits and borrowings, compared to $760.0 million as of December 31, 2022, which represented 7.9% of total assets and 9.3% of total deposits and borrowings on such date. As of December 31, 2023, not included in the above liquid assets were securities with a market value of $276.0 million which were pledged to either the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”), or the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $300.5 million as of December 31, 2023.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2023, had the ability to borrow $2.8 billion. The Bank also has two credit facilities established with the Federal Reserve Bank of New York for direct discount window borrowings and BTFP capacity based on pledged collateral and had the ability to borrow $1.6 billion as of December 31, 2023. The BTFP is scheduled to cease making new loans on March 11, 2024. At such time the unencumbered securities pledged to the BTFP can be released as unpledged collateral or pledged to other borrowing facilities for unutilized borrowing capacity.  Currently the Bank has no outstanding BTFP borrowings. In addition, as of December 31, 2023, the Bank had in place borrowing capacity of $335 million through correspondent banks and other unsecured borrowing lines. As of December 31, 2023, the Bank had aggregate available and unused credit of approximately $3.3 billion, which represents the aforementioned facilities totaling $4.8 billion net of $1.5 billion in outstanding borrowings and letters of credit. As of December 31, 2023, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $242.7 million as of December 31, 2023, decreasing by $25.6 million from $268.3 million as of December 31, 2022. Operating activities provided $92.9 million in net cash. Investing activities used $248.0 million in net cash, primarily reflecting an increase in loans. Financing activities provided $129.6 million in net cash, primarily reflecting a net increase in deposits of $179.9 million and an increase in net borrowings of $75.9 million, partially offset by a repayment of subordinated debt of $75.0 million.

Deposits

Deposits are our primary source of funds. Average total deposits increased by $765 million, or 11.3%, to $7.5 billion in 2023 from $6.8 billion in 2022 and increased $558 million, or 9.0%, to $6.8 billion in 2022 from $6.2 billion in 2021. The increase in total average deposits in 2023 was primarily attributed to average time deposits of $1.1 billion, partially offset by decreases in average noninterest-bearing demand deposits of $279 million and savings deposits of $44 million.

The increase in average time deposits of $1.1 billion during 2023 was primarily attributed to increases of $570 million in nonreciprocal brokered time deposits, $406 million in retail time deposits and $96 million in CDARs. The Bank has increased its utilization of nonreciprocal brokered time deposits during 2023 primarily to enhance balance sheet liquidity and because it served as a favorable alternative to other borrowings.

The decrease in average noninterest-bearing demand deposits was consistent with industry trends reflecting higher levels of interest rates which resulted in migration of noninterest-bearing deposits to interest-bearing demand deposits.

ICS reciprocal deposits are offered through the Bank’s participation in the IntraFi Network LLC network, formerly known as Promontory Interfinancial Network. Clients, who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes ICS and CDARS, under which the Bank receives a reciprocal deposit back in return to place those funds into non-maturity accounts, or certificates of deposit, issued by other banks in the IntraFi Network. This occurs in increments of less than the Federal Deposit Insurance Corporation (“FDIC”) insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount.

Total year-to-date average demand deposits as of December 31, 2023 included $943 million in ICS reciprocal deposits, compared to $301 million as of December 31, 2022.  Total year-to-date average time deposits as of December 31, 2023 included $111 million in CDARS, compared to $15 million as of December 31, 2022.  The increases in ICS reciprocal deposits and CDARS resulted primarily from changes in customer and market sentiment related to the failure of three regional banks in March 2023 and the resulting  migration of client deposits to the IntraFi Network in an effort to increase the level  of FDIC deposit insurance for clients.

The beta, which is the measurement of deposit rate sensitivity in response to market rate changes, on nonreciprocal brokered deposits tends to be higher than that of  ICS and CDARS reciprocal deposits, as nonreciprocal brokered time deposits are more directly correlated to prevailing market rates of interest, while ICS and CDARs reciprocal deposits reflect the Bank’s relationship with reciprocal deposit clients and are more driven by a desire for FDIC insurance coverage than market leading rates.

The following table sets forth the year-to-date average balances and weighted average rates of our deposits for the periods indicated.

	Year-to-Date Average December 31, 2023		Year-to-Date Average December 31, 2022		Year-to-Date Average December 31, 2021
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,332,809	-	$1,612,040	-	$1,454,148	-
Demand, interest-bearing & NOW	3,292,907	3.17%	3,284,866	0.80%	3,081,899	0.29%
Savings	374,189	2.37	417,907	0.70	369,866	0.31
Time	2,529,892	3.67	1,449,826	1.47	1,300,270	1.14
Average Total Deposits	$7,529,797	2.74%	$6,764,639	0.75%	$6,206,183	0.52%

              The following table sets forth information related to the uninsured deposit balances of the Bank.

	As of December 31, 2023	As of December 31, 2022
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,243,254	$10,670,491
Estimated uninsured deposits	6,152,454	6,533,537

The Bank, on a consolidated basis:
Total deposits	$7,536,202	$7,356,622
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	2,388,545	3,148,407

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	December 31, 2023		December 31, 2022
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$1,259,364	16.7%	$1,501,614	20.4%
Demand, interest-bearing & NOW	3,326,989	44.1	3,085,613	41.9
Savings	418,478	5.6	375,205	5.1
Time	2,531,371	33.6	2,394,190	32.6
Total Deposits	$7,536,202	100.0%	$7,356,622	100.0%

Total deposits increased by $180 million, or 2.4%, to $7.5 billion in 2023 from $7.4 billion in 2022. The increase in total deposits in 2023 was primarily attributed to an increase in demand, interest-bearing & NOW of $241 million, an increase in time deposits of $137 million and an increase in savings of $43 million, partially offset by decreases in noninterest-bearing deposits of $242 million.

Total demand deposits as of December 31, 2023 include $1.1 billion in ICS reciprocal deposits, compared to $272 million as of December 31, 2022.  Total time deposits as of December 31, 2023 include $96 million in CDARS, compared to $3 million as of December 31, 2022. As discussed above, these increases were primarily related to market and customer sentiment related to FDIC deposit insurance coverage stemming from bank failures earlier in 2023.

Included in time deposits were nonreciprocal brokered deposits of $915 million as of December 31, 2023, which were relatively flat when compared to $933 million as of December 31, 2022.

As of December 31, 2023, we held $643 million of time deposits that exceed the FDIC insurance limit, which was an increase of $52 million from $592 million as of December 31, 2022. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
	(dollars in thousands)
3 months or less	$275,943	$147,761
Over 3 to 6 months	102,985	103,074
Over 6 to 12 months	225,518	213,961
Over 12 months	38,904	126,984
Total	$643,350	$591,780

Federal Home Loan Bank Advances

Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2023, the Company had a gross carrying value of $933.6 million, excluding a net fair value discount of $58 thousand, in notes outstanding at a weighted average interest rate of 5.41%. As of December 31, 2022, the Company had a gross carrying value of $857.6 million, excluding a net fair value discount of $80 thousand, in notes outstanding at a weighted average interest rate of 4.32%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations as of December 31, 2023 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

					Over 5
	Total	Less than 1 year	1 – 3 years	4 – 5 years	years
	(dollars in thousands)
December 31, 2023
Contractual obligations:
Operating lease obligations	$14,909	$3,046	$5,275	$3,345	$3,243
Other contractual obligations:
Time Deposits	2,532,547	2,131,378	361,256	39,913	-
Federal Home Loan Bank advances and repurchase agreements	933,637	881,000	27,050	25,293	294
Finance lease	1,506	272	595	639	-
Subordinated debentures, net of debt issuance costs	79,439	-	-	-	79,439
Total other contractual obligations	3,547,129	3,012,650	388,901	65,845	79,733
Other commercial commitments – off-balance sheet:
Commitments under commercial loans and lines of credit	723,228	424,985	269,062	1,472	27,709
Home equity and other revolving lines of credit	48,786	9,380	11,953	19,155	8,298
Outstanding commercial mortgage loan commitments	370,574	134,359	223,330	1,665	11,220
Standby letters of credit	23,562	19,242	2,320	-	2,000
Overdraft protection lines	829	415	152	42	220
Total other commercial commitments-off balance sheet	1,166,979	588,381	506,817	22,334	49,447
Total contractual obligations and other commitments	$4,729,017	$3,604,077	$900,993	$91,524	$132,423

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

The Company’s Tier 1 leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) as of December 31, 2023 amounted to $1.0 billion or 10.8% of average total assets. As of December 31, 2022, the Company’s Tier 1 leverage capital amounted to $1.0 billion or 10.7% of average total assets. The increase in Tier 1 capital reflects the Company’s retained earnings during 2023.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. As of December 31, 2023, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 10.62%, 11.95% and 13.77%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 15 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures was previously three-month LIBOR plus 2.85% and reprices quarterly. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. The rate as of December 31, 2023 was 8.50%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

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

Shareholders and the Board of Directors of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Qualitative Loss Factors on Commercial and Commercial Real Estate Loans

As described in Note 1a to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses.  ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date.  As of December 31, 2023, the allowance for credit losses (“ACL”) on loans was $81,974,000.

Management employs a process and methodology to estimate the ACL on pooled loans that evaluates both quantitative and qualitative factors.  The methodology for evaluating quantitative factors includes pooling loans into portfolio segments for loans that share similar characteristics.  Pooled loan portfolio segments include commercial, commercial real estate, commercial construction, residential real estate, and consumer loans.

For pooled loans, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan.  The DCF methodology combines probability of default, the loss given default, and prepayment speed assumptions to estimate a reserve for each loan.  The quantitative loss rates are adjusted by macroeconomic scenarios and reverts, on a straight-line basis, to average historical losses after the forecasted periods.  The sum of all the loan level reserves is aggregated for each portfolio segment and a quantitative loss factor is derived.  The quantitative factors are also supplemented by certain qualitative loss factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates.  Qualitative loss factors, for each loan segment within the portfolio, incorporate consideration for a minimum to maximum range for qualitative loss factor derived from either the Company’s historical loss experience of peer group historical loss experience.  Changes in these assumptions could have a material effect on the Company’s financial results.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the effective of controls over the evaluation of the ACL on pooled loans, including controls addressing:
o	Methodology and accounting policies.
o	Data inputs, judgments and calculations used to determine the qualitative loss factors.
o	Information technology general controls and application controls.
o	Management’s evaluation of qualitative loss factors.

●	Substantively, testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on pooled loans, which included:
o	Evaluating the appropriateness of the Company’s accounting policies, judgments and elections.
o	Testing the mathematical accuracy of the calculation.
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

Livingston, New Jersey

February 23, 2024

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2023	2022
(in thousands, except share data)
ASSETS
Cash and due from banks	$61,421	$61,629
Interest-bearing deposits with banks	181,293	206,686
Cash and cash equivalents	242,714	268,315

Investment securities	617,162	634,884
Equity securities	18,564	15,811

Loans held-for-sale	-	13,772

Loans receivable	8,345,145	8,099,689
Less: Allowance for credit losses - loans	81,974	90,513
Net loans receivable	8,263,171	8,009,176

Investment in restricted stock, at cost	51,457	46,604
Bank premises and equipment, net	30,779	27,800
Accrued interest receivable	49,108	46,062
Bank owned life insurance	237,644	231,328
Right of use operating lease assets	12,007	10,179
Other real estate owned	-	264
Goodwill	208,372	208,372
Core deposit intangibles	5,874	7,312
Other assets	118,751	125,069
Total assets	$9,855,603	$9,644,948
LIABILITIES
Deposits:
Noninterest-bearing	$1,259,364	$1,501,614
Interest-bearing	6,276,838	5,855,008
Total deposits	7,536,202	7,356,622
Borrowings	933,579	857,622
Subordinated debentures, net of debt issuance costs	79,439	153,255
Operating lease liabilities	13,171	11,397
Other liabilities	76,592	87,301
Total liabilities	8,638,983	8,466,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value;
$1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of December 31, 2023 and as of December 31, 2022; outstanding 115,000 shares as of December 31, 2023 and as of December 31, 2022	110,927	110,927
Common stock, no par value:
Authorized 100,000,000 shares; issued 42,122,948 shares as of December 31, 2023 and 41,942,149 shares as of December 31, 2022; outstanding 38,519,770 shares as of December 31, 2023 and 39,243,123 as of December 31, 2022	586,946	586,946
Additional paid-in capital	33,182	30,126
Retained earnings	590,970	535,915
Treasury stock, at cost 3,603,178 shares as of December 31, 2023 and 2,699,026 shares as of December 31, 2022	(70,296)	(52,799)
Accumulated other comprehensive loss	(35,109)	(32,364)
Total stockholders’ equity	1,216,620	1,178,751
Total liabilities and stockholders’ equity	$9,855,603	$9,644,948

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$453,992	$352,993	$293,546
Interest and dividends on investment securities:
Taxable	16,666	12,712	4,413
Tax-exempt	4,641	3,893	2,403
Dividends	3,662	1,655	971
Interest on federal funds sold and other short-term investments	11,104	2,493	405
Total interest income	490,065	373,746	301,738
Interest expense:
Deposits	206,176	50,561	24,768
Borrowings	28,783	21,066	14,092
Total interest expense	234,959	71,627	38,860
Net interest income	255,106	302,119	262,878
Provision for (reversal of) credit losses	8,200	17,750	(5,500)
Net interest income after provision for credit losses	246,906	284,369	268,378
Noninterest income:
Deposit, loan and other income	6,098	7,472	6,617
Income on bank owned life insurance	6,316	5,597	4,771
Net gains on sale of loans held-for-sale	1,704	1,695	3,807
Gain on sale of branches	-	-	674
Net losses on equity securities	(117)	(1,521)	(373)
Net gains on sale/redemption of investment securities	-	-	195
Total noninterest income	14,001	13,243	15,691
Noninterest expense:
Salaries and employee benefits	88,325	81,289	64,341
Occupancy and equipment	10,884	9,865	11,638
FDIC insurance	8,365	2,881	2,665
Professional and consulting	7,547	8,053	8,286
Marketing and advertising	1,965	1,692	1,318
Information technology and communications	14,340	11,108	11,267
Amortization of core deposit intangible	1,438	1,685	1,981
Net periodic pension income	(102)	(572)	(269)
Increase in value of acquisition price	-	1,516	-
Other expenses	11,187	8,871	7,784
Total noninterest expenses	143,949	126,388	109,011
Income before income tax expense	116,958	171,224	175,058
Income tax expense	29,955	46,013	44,705
Net income	87,003	125,211	130,353
Preferred dividends	6,036	6,037	1,717
Net income available to common stockholders	$80,967	$119,174	$128,636
Earnings per common share:
Basic	$2.08	$3.03	$3.24
Diluted	2.07	3.01	3.22

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
(dollars in thousands)

Net income	$87,003	$125,211	$130,353
Other comprehensive income:
Unrealized gains and losses:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	5,715	(86,240)	(11,109)
Tax effect	(1,775)	24,949	2,914
Net of tax	3,940	(61,291)	(8,195)
Reclassification adjustment for realized gains included in net income	-	-	(195)
Tax effect	-	-	48
Net of tax	-	-	(147)
Unrealized gains on cash flow hedges	9,431	46,181	3,593
Tax effect	(2,837)	(13,960)	(1,012)
Net of tax	6,594	32,221	2,581
Reclassification adjustment for (gains) losses arising during this period	(20,230)	(3,243)	1,873
Tax effect	6,086	976	(528)
Net of tax	(14,144)	(2,267)	1,345
Unrealized pension plan gains:
Unrealized pension plan gains before reclassifications	941	343	-
Tax effect	(283)	(12)	-
Net of tax	658	331	-
Reclassification adjustment for realized losses included in net income	296	66	299
Tax effect	(89)	(20)	(84)
Net of tax	207	46	215
Total other comprehensive loss	(2,745)	(30,960)	(4,201)
Total comprehensive income	$84,258	$94,251	$126,152

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total
			Additional Paid	Retained		Comprehensive	Stockholders’
	Preferred Stock	Common Stock	In Capital	Earnings	Treasury Stock	Income (Loss)	Equity
(in thousands, except share and per share data)
Balance as of December 31, 2020	$-	$586,946	$23,887	$331,951	$(30,271)	$2,797	$915,310
Cumulative effect of change in accounting principle (see note 1b. “Authoritative Accounting Guidance Presentation”), net of tax	-	-	-	(2,925)	-	-	(2,925)
Balance as of January 1, 2021, as adjusted for changes in accounting principle	-	586,946	23,887	329,026	(30,271)	2,797	912,385
Net income	-	-	-	130,353	-	-	130,353
Other comprehensive loss, net of tax	-	-	-	-	-	(4,201)	(4,201)
Cash dividends declared on preferred stock ($0.371875 per share)	-	-	-	(1,717)	-	-	(1,717)
Cash dividends declared on common stock ($0.48 per share)	-	-	-	(17,493)	-	-	(17,493)
Exercise of stock options (14,247 shares)	-	-	106	-	-	-	106
Restricted stock grants, net of forfeitures (44,836 shares)	-	-	-	-	-	-	-
Stock grants (4,981 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (14,711 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (34,458 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,283)	-	-	-	(1,283)
Repurchase of stock (330,541 shares)	-	-	-	-	(9,401)	-	(9,401)
Proceeds from preferred stock issuance, net of costs (115,000 shares)	110,927	-	-	-	-	-	110,927
Stock-based compensation expense	-	-	4,536	-	-	-	4,536
Balance as of December 31, 2021	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	125,211	-	-	125,211
Other comprehensive loss, net of tax	-	-	-	-	-	(30,960)	(30,960)
Cash dividends declared on preferred stock ($1.3125 per share)	-	-	-	(6,037)	-	-	(6,037)
Cash dividends declared on common stock ($0.595 per share)	-	-	-	(23,428)	-	-	(23,428)
Exercise of stock options (15,086 shares)	-	-	124	-	-	-	124
Restricted stock grants, net of forfeitures (53,169 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(2,133)	-	-	-	(2,133)
Repurchase of stock (447,108 shares)	-	-	-	-	(13,127)	-	(13,127)
Stock-based compensation expense	-	-	4,889	-	-	-	4,889
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	87,003	-	-	87,003
Other comprehensive loss, net of tax	-	-	-	-	-	(2,745)	(2,745)
Cash dividends declared on preferred stock ($1.3125 per share)	-	-	-	(6,036)	-	-	(6,036)
Cash dividends declared on common stock ($0.665 per share)	-	-	-	(25,912)	-	-	(25,912)
Exercise of stock options (7,388 shares)	-	-	96	-	-	-	96
Restricted stock grants, net of forfeitures (84,057 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (36,006 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (52,353 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,900)	-	-	-	(1,900)
Repurchase of stock (904,152 shares, including 1% excise tax)	-	-	-	-	(17,497)	-	(17,497)
Stock-based compensation expense	-	-	4,860	-	-	-	4,860
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

.	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$87,003	$125,211	$130,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,503	3,863	3,757
Provision for (reversal of) credit losses	8,200	17,750	(5,500)
Amortization of intangibles	1,438	1,685	1,980
Net accretion of loans	(1,904)	(3,178)	(5,350)
Accretion on bank premises	(49)	(49)	(73)
Accretion on deposits	(279)	(777)	(2,224)
Amortization (accretion) on borrowings	21	40	(36)
Net deferred income tax expense (benefit)	4,135	(403)	16
Stock-based compensation	4,860	4,889	4,536
Gains on sales/redemptions of investment securities, net	-	-	(195)
Change in fair value of equity securities, net	117	1,521	373
Gain on sale of loans held-for-sale, net	(1,704)	(1,695)	(3,807)
Gain on sale of branches	-	-	(674)
Net losses on disposition of other fixed assets	-	22	65
Gain (loss) on sale of other real estate owned	22	6	(18)
Loans originated for resale	(26,153)	(21,128)	(51,669)
Proceeds from sale of loans held-for-sale	36,645	28,341	72,233
Increase in cash surrender value of bank owned life insurance	(6,316)	(5,597)	(4,771)
Amortization of premiums and accretion of discounts on investments securities, net	1,030	2,155	5,966
Amortization of subordinated debt issuance costs	1,184	304	303
(Increase) decrease in accrued interest receivable	(3,046)	(11,910)	1,165
Net change in operating leases	(54)	(182)	(769)
(Increase) decrease in other assets	(7,514)	(12,413)	46,086
Increase (decrease) in other liabilities	(9,248)	48,322	10,526
Net cash provided by operating activities	92,891	176,777	202,273
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(42,143)	(339,059)	(349,500)
Maturities, calls and principal repayments	64,550	150,287	285,873
Net (purchases)/redemptions of restricted investment in bank stocks	(4,853)	(18,778)	(2,727)
Purchases of equity securities	(2,870)	(3,538)	(780)
Loans held-for-sale payments	25	54	38
Net increase in loans	(255,556)	(1,292,938)	(596,389)
Cash flow hedge premium payment	-	(6,965)	-
Purchases of premises and equipment	(7,433)	(3,301)	(2,783)
Purchases of bank owned life insurance	-	(30,000)	(25,000)
Proceeds from disposition of fixed assets	-	697	113
Proceeds from sale of branches	-	-	974
Proceeds from sale of other real estate owned	242	309	321
Net cash used in investing activities	(248,038)	(1,543,232)	(689,860)
Cash flows from financing activities
Net increase in deposits	179,859	1,024,446	375,953
Repayment of subordinated debt	(75,000)	-	(50,000)
Advances of Federal Holme Loan Bank ("FHLB") borrowings	2,946,500	4,203,181	340,000
Repayments of FHLB borrowings	(2,870,564)	(3,813,792)	(297,725)
Cash dividends paid on preferred stock	(6,036)	(6,037)	(1,717)
Cash dividends paid on common stock	(25,912)	(23,428)	(17,493)
Proceeds from preferred stock offering	-	-	110,927
Purchase of treasury stock	(17,497)	(13,127)	(9,401)
Proceeds from exercise of stock options	96	124	106
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,900)	(2,133)	(1,283)
Net cash provided by financing activities	129,546	1,369,234	449,367

Net change in cash and cash equivalents	(25,601)	2,779	(38,220)
Cash and cash equivalents at beginning of period	268,315	265,536	303,756
Cash and cash equivalents at end of period	$242,714	$268,315	$265,536
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$230,806	$67,850	$41,787
Income taxes paid	31,647	49,234	45,431
Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$-	$579	$304
Transfer of loans held-for-sale to loans held-for-investment	16,156	8,043	4,293
Transfer of loans held-for-investment to loans held-for-sale	11,197	27,137	16,628

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

Risks and Uncertainties

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

Investment securities are adjusted for amortization of premiums and accretion of discounts as adjustments to interest income, which are recognized on a level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Investment securities gains or losses are determined using the specific identification method.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Loans that are 90 days past due are placed on nonaccrual and previously accrued interest is reversed and charged against interest income unless the loans are both well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In certain cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for credit losses and loans individually analyzed for credit losses.

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

The policy of the Company is to grant commercial, residential and consumer loans to residents and businesses within the market-areas served by its offices in New Jersey, New York and Florida. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for credit losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Company’s loans.

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

For financial assets, the allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial assets to present the net amount expected to be collected on the financial assets. The Company's methodology to estimate the allowance for credit losses has two components: (i) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share common risk characteristics. The Company maintains an allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Expected credit losses of financial assets are measured on a collective (pool) basis when similar risk characteristic(s) exist. If the Company determines that a financial asset does not share risk characteristics with other financial assets, the Company will evaluate the financial asset for expected credit losses on an individual basis. Financial assets are assessed once, either through collective assessments or individual assessments. Standard expected losses are evaluated on a collective, or pool, basis when financial assets share similar risk characteristics. For pooled loan segments, utilizing a quantitative analysis, the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. In the absence of relevant and reliable internal data, probability of default and loss given default rates are determined using peer data. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount. Financial assets may be segmented based on one characteristic, or a combination of characteristics. Examples of risk characteristics relevant to the Company’s evaluation include, but were not limited to: (1) Internal or external credit scores or credit ratings, (2) Risk ratings or classifications, (3) Financial asset type, (4) Collateral type, (5) Size, (6) Effective interest rate, (7) Term, (8) Geographical location, (9) Industry of the borrower and (10) Vintage.

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

Nonaccrual loans that are $250,000 or higher and all purchased credit-deteriorated ("PCD") loans are individually analyzed. For loans designated as nonaccrual with balances of less than $250,000, these loans are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures. Instruments will not be included in either collective and individual analysis. Individual analysis will establish a specific reserve for instruments in scope.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Purchased Credit-Deteriorated Loans

Loans acquired in a business combination that have experienced a more-than-significant deterioration in credit quality since origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium, which is recognized through interest income on a level-yield basis over the lives of the related loans. All loans considered to be purchased credit-impaired ("PCI") prior to the adoption of ASU 2016-13 were converted to PCD upon adoption.

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

Stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. See Note 18 of the Notes to Consolidated Financial Statements for further discussion.

Treasury Stock

Subject to certain regulatory limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2023 and December 31, 2022, the Parent Corporation repurchased 904,152 and 447,108 shares, respectively, under board-approved share repurchase programs.

On August 16, 2022, The Inflation Reduction Act, P.L. 117-169, was signed into law.  The act included a new Sec. 4501 that imposes an excise tax on certain repurchases of stock by publicly traded corporations.

In general, and before considering exceptions, the amount of the excise tax is equal to 1% of (1) the aggregate fair market value (FMV) of stock repurchased by a corporation, over (2) the aggregate FMV of stock issued by the corporation, in each case, during the tax year. The excise tax applies to repurchases of stock by corporations beginning after December 31, 2022. The excise tax is not deductible for purposes of computing U.S. federal income tax (Sec. 275(a)(6)).

On December 27, 2022, Treasury and the IRS released Notice 2023-2, which announced that they intend to issue proposed regulations with respect to the excise tax. The notice provides interim guidance that Treasury and the Service generally intend to include in the proposed regulations, including several examples that illustrate the application of the rules set forth in the notice. Treasury and the IRS anticipate that the proposed regulations will be consistent with the guidance provided in the notice. In addition, until the issuance of the proposed regulations, taxpayers are permitted to rely on the operating rules set forth in Section 3 of the notice. The proposed regulations are anticipated to apply to repurchases of stock made after December 31, 2022, and to issuances of stock made during a tax year ending after December 31, 2022.  As of December 31, 2023, the Company accrued $0.2 million related to the excise tax through equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary as of the years ended December 31, 2023, 2022 and 2021.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Fair Value of Financial Instruments

The fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Advertising Costs

The Company recognizes its marketing and advertising costs as incurred.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2022 and 2021 to conform to the classifications presented in 2023. Such reclassifications had no impact on net income or stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1b – Authoritative Accounting Guidance

Adoption of New Accounting Standards

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. We adopted ASU 2022-03 on January 1, 2024 and it did not have a material effect on the Company’s financial statements.

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

Newly Issued, But Not Yet Effective Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  These amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate).  The amendments require that all entities disclose on an annual basis the following information about income taxes paid: 1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes. 2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: 1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and 2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.  ASU 2023-09 is effective for the Company beginning January 1, 2025. The Company is evaluating the effect that ASU 2023-09 will have on its consolidated financial statements.

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

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Net income available to common stockholders	$80,967	$119,174	$128,636
Earnings allocated to participating securities	(216)	(287)	(313)
Income attributable to common stock	$80,751	$118,887	$128,323
Weighted average common shares outstanding, including participating securities	38,913	39,355	39,723
Weighted average participating securities	(104)	(95)	(97)
Weighted average common shares outstanding	38,809	39,260	39,626
Incremental shares from assumed conversions of options, deferred stock units, performance units and restricted stock	153	216	260
Weighted average common and equivalent shares outstanding	38,962	39,476	39,886
Earnings per common share:
Basic	$2.08	$3.03	$3.24
Diluted	2.07	3.01	3.22

There were no antidilutive common share equivalents as of December 31, 2023, 2022 and 2021.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities

The Company’s investment securities are classified as available-for-sale as of December 31, 2023 and December 31, 2022. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2023 and December 31, 2022. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 20 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of investment securities available-for-sale as of December 31, 2023 and 2022.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2023
Investment securities available-for-sale
Federal agency obligations	$55,898	$189	$(10,761)	$45,326
Residential mortgage pass-through securities	462,004	620	(51,433)	411,191
Commercial mortgage pass-through securities	25,240	-	(3,676)	21,564
Obligations of U.S. states and political subdivisions	148,795	415	(16,505)	132,705
Corporate bonds and notes	5,000	-	(27)	4,973
Asset-backed securities	1,260	-	(22)	1,238
Other securities	165	-	-	165
Total investment securities available-for-sale	$698,362	$1,224	$(82,424)	$617,162

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2022
Investment securities available-for-sale
Federal agency obligations	$54,889	$-	$(10,439)	$44,450
Residential mortgage pass-through securities	475,263	178	(57,863)	417,578
Commercial mortgage pass-through securities	25,485	-	(4,381)	21,104
Obligations of U.S. states and political subdivisions	157,247	111	(14,462)	142,896
Corporate bonds and notes	7,000	-	(26)	6,974
Asset-backed securities	1,673	-	(33)	1,640
Other securities	242	-	-	242
Total investment securities available-for-sale	$721,799	$289	$(87,204)	$634,884

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

Investment securities having a carrying value of approximately $358 million and $157 million as of December 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2023, and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investment securities available-for-sale as of December 31, 2023, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2023
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$2,000	$1,980
Due after one year through five years	6,389	6,379
Due after five years through ten years	1,851	1,857
Due after ten years	200,713	174,026
Residential mortgage pass-through securities	462,004	411,191
Commercial mortgage pass-through securities	25,240	21,564
Other securities	165	165
Total investment securities available-for-sale	$698,362	$617,162

Gross gains and losses from the sales and redemptions of investment securities for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Proceeds	$-	$-	$5,185
Gross gains on sale/redemption of investment securities	$-	$-	$195
Gross losses on sale/redemption of investment securities	-	-	-
Net gains on sales/redemptions of investment securities	-	-	195
Tax provision on net gains	-	-	(48)
Net gains on sale/redemption of investment securities, after tax	$-	$-	$147

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate gross unrealized losses for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligation	$40,779	$(10,761)	$1,689	$(65)	$39,090	$(10,696)
Residential mortgage pass-through securities	382,042	(51,433)	4,138	(51)	377,904	(51,382)
Commercial mortgage pass-through securities	21,565	(3,676)	-	-	21,565	(3,676)
Obligations of U.S. states and political subdivisions	101,189	(16,505)	1,340	(7)	99,849	(16,498)
Corporate bonds and notes	4,973	(27)	2,993	(7)	1,980	(20)
Asset-backed securities	1,238	(22)	-	-	1,238	(22)
Total temporarily impaired securities	$551,786	$(82,424)	$10,160	$(130)	$541,626	$(82,294)

	December 31, 2022
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligation	$44,451	$(10,439)	$20,517	$(1,831)	$23,934	$(8,608)
Residential mortgage pass-through securities	403,039	(57,863)	218,918	(13,869)	184,121	(43,994)
Commercial mortgage pass-through securities	21,105	(4,381)	14,523	(2,304)	6,582	(2,077)
Obligations of U.S. states and political subdivisions	133,265	(14,462)	47,446	(3,404)	85,819	(11,058)
Corporate bonds and notes	4,973	(26)	4,973	(26)	-	-
Asset-backed securities	1,640	(33)	1,048	(16)	592	(17)
Total temporarily impaired securities	$608,473	$(87,204)	$307,425	$(21,450)	$301,048	$(65,754)

On January 1, 2021, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of December 31, 2023. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available for sale as of December 31, 2023 and December 31, 2022, totaled $2.3 million and $2.4 million, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment Securities – (continued)

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2023.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, net of deferred fees, as of December 31, 2023 and December 31, 2022:

	2023	2022
	(dollars in thousands)
Commercial (1)	$1,578,730	$1,472,734
Commercial real estate	5,895,545	5,795,228
Commercial construction	620,496	574,139
Residential real estate	256,041	264,748
Consumer	1,029	2,312
Gross loans	8,351,841	8,109,161
Net deferred fees	(6,696)	(9,472)
Loans receivable	$8,345,145	$8,099,689

(1) Includes PPP loans of $9 million and $11 million as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, and 2022, loan balances of approximately $5.8 billion and $2.7 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York. During 2023, the Company took actions to increase its secured borrowing access and increase levels of off-balance sheet liquidity and as such increased the amount of loans pledged to each of these borrowing facilities.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2023 and December 31, 2022:

	2023	2022
	(dollars in thousands)
Commercial	$-	$13,473
Residential real estate	-	299
Total carrying amount	$-	$13,772

Loans Receivable on Nonaccrual Status - The following tables present nonaccrual loans with an allowance for credit loss (“ACL”) as of December 31, 2023 and December 31, 2022 and nonaccrual loans without an ACL as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$1,763	$11,064	$12,827
Commercial real estate	8,013	28,179	36,192
Residential real estate	1,033	2,472	3,505
Total	$10,809	$41,715	$52,524

	December 31, 2022
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$23,512	$1,745	$25,257
Commercial real estate	10,220	6,597	16,817
Residential real estate	604	1,776	2,380
Total	$34,336	$10,118	$44,454

Nonaccrual loans include loans that are collectively evaluated and individually analyzed.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Credit Quality Indicators – The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified as “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified as special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected.

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

As of December 31, 2023, our loans based on year of origination and risk designation are as follows (dollars in thousands):

	Term loans amortized cost basis by origination year
							Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Gross Loans
Commercial
Pass	$178,582	$252,151	$265,705	$38,909	$13,726	$112,145	$684,779	$1,545,997
Special mention	-	10,620	-	-	562	3,417	3,199	17,798
Substandard	250	439	241	1	612	11,695	1,697	14,935
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$178,832	$263,210	$265,946	$38,910	$14,900	$127,257	$689,675	$1,578,730

Commercial real estate
Pass	$248,660	$1,561,841	$1,585,109	$352,445	$353,391	$1,232,240	$497,588	$5,831,274
Special mention	-	-	-	-	-	24,202	-	24,202
Substandard	-	-	1,888	-	1,255	20,141	16,785	40,069
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate	$248,660	$1,561,841	$1,586,997	$352,445	$354,646	$1,276,583	$514,373	$5,895,545

Commercial construction
Pass	$582	$5,463	$15,645	$6,236	$-	$-	$583,870	$611,796
Special mention	-	-	-	-	-	-	8,700	8,700
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial construction	$582	$5,463	$15,645	$6,236	$-	$-	$592,570	$620,496

Residential real estate
Pass	$15,455	$42,830	$21,987	$21,704	$19,896	$91,114	$36,082	$249,068
Special mention	-	-	-	-	-	651	2,817	3,468
Substandard	-	-	555	-	-	2,144	806	3,505
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate	$15,455	$42,830	$22,542	$21,704	$19,896	$93,909	$39,705	$256,041

Consumer
Pass	$849	$83	$-	$5	$-	$-	$92	$1,029
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$849	$83	$-	$5	$-	$-	$92	$1,029

Total
Pass	$444,128	$1,862,368	$1,888,446	$419,299	$387,013	$1,435,499	$1,802,411	$8,239,164
Special mention	-	10,620	-	-	562	28,270	14,716	54,168
Substandard	250	439	2,684	1	1,867	33,980	19,288	58,509
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$444,378	$1,873,427	$1,891,130	$419,300	$389,442	$1,497,749	$1,836,415	$8,351,841

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

As of December 31, 2023, our gross write-offs based on year of origination are as follows (dollars in thousands).

	Term Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Current period gross write-off	$54	$3,397	$-	$-	$280	$11,094	$63	$14,888

Commercial real estate
Current period gross write-off	$-	$-	$-	$-	$-	$2,142	$-	$2,142

Commercial construction
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Current period gross write-off	$-	$-	$-	$-	$-	$-	$18	$18

Consumer
Current period gross write-off	$-	$-	$-	$-	$-	$-	$1	$1

Total
Current period gross write-off	$54	$3,397	$-	$-	$280	$13,236	$82	$17,049

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually analyzed as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually analyzed as of December 31, 2023 and 2022:

	December 31, 2023
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$4,949	$10,387	$15,336
Commercial real estate	39,986	-	39,986
Commercial construction	8,700	-	8,700
Residential real estate	5,941	-	5,941
Total	$59,576	$10,387	$69,963

	December 31, 2022
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$5,352	$22,517	$27,869
Commercial real estate	52,477	-	52,477
Commercial construction	8,232	-	8,232
Residential real estate	5,864	-	5,864
Total	$71,925	$22,517	$94,442

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding the effect of net deferred fees, which are past due as of December 31, 2023 and  December 31, 2022 (dollars in thousands):

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$555	$-	$-	$12,827	$13,382	$1,565,348	$1,578,730
Commercial real estate	527	-	-	36,192	36,719	5,858,826	5,895,545
Commercial construction	-	23,600	-	-	23,600	596,896	620,496
Residential real estate	275	226	-	3,505	4,006	252,035	256,041
Consumer	-	-	-	-	-	1,029	1,029
Total	$1,357	$23,826	$-	$52,524	$77,707	$8,274,134	$8,351,841

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans Receivable
Commercial	$306	$-	$-	$25,257	$25,563	$1,447,171	$1,472,734
Commercial real estate	90	-	5,591	16,817	22,498	5,772,730	5,795,228
Commercial construction	-	-	-	-	-	574,139	574,139
Residential real estate	1,569	-	-	2,380	3,949	260,799	264,748
Consumer	-	-	-	-	-	2,312	2,312
Total	$1,965	$-	$5,591	$44,454	$52,010	$8,057,151	$8,109,161

The 90 days or greater past due and still accruing category reflects purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at date of acquisition.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

The following tables detail the amount of gross loans that are individually analyzed, collectively evaluated, and loans acquired with deteriorated quality, and the related portion of the allowance for credit losses for loans that are allocated to each loan portfolio segment.

	December 31, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$-	$941	$-	$-	$-	$941
Collectively evaluated	20,215	51,337	4,739	4,320	5	80,616
Acquired with deteriorated credit quality	417	-	-	-	-	417
Total	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Gross loans
Individually analyzed	$15,336	$39,986	$8,700	$5,941	$-	$69,963
Collectively evaluated	1,562,910	5,855,559	611,796	250,100	1,029	8,281,394
Acquired with deteriorated credit quality	484	-	-	-	-	484
Total	$1,578,730	$5,895,545	$620,496	$256,041	$1,029	$8,351,841

	December 31, 2022
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$7,426	$1,003	$-	$50	$-	$8,479
Collectively evaluated	19,319	50,818	3,718	4,093	7	77,955
Acquired with deteriorated credit quality	2,158	1,921	-	-	-	4,079
Total	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Gross loans
Individually analyzed	$30,994	$46,886	$8,232	$5,864	$-	$91,976
Collectively evaluated	1,436,866	5,742,751	565,907	258,884	2,312	8,006,720
Acquired with deteriorated credit quality	4,874	5,591	-	-	-	10,465
Total	$1,472,734	$5,795,228	$574,139	$264,748	$2,312	$8,109,161

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

A summary of the activity in the allowance for credit losses for loans by loan segment is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of January 1, 2023	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Charge-offs	(14,888)	(2,142)	-	(18)	(1)	(17,049)
Recoveries	10	-	-	68	8	86
Provision for (reversal) of credit losses	6,607	678	1,021	127	(9)	8,424
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of January 1, 2022	$25,969	$45,589	$3,580	$3,628	$7	$78,773
Charge-offs	(2,612)	(2,819)	-	(9)	(3)	(5,443)
Recoveries	54	-	-	63	-	117
Provision for credit losses	5,492	10,972	138	461	3	17,066
Balance as of December 31, 2022	$28,903	$53,742	$3,718	$4,143	$7	$90,513

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

  The following table presents the amortized cost basis at the end of the reporting period of the loan modifications to borrowers experiencing financial difficulty and the percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the gross loans of the relevant loan segment. The total percentage represents the total modified loans as compared to the total gross loans balance as of December 31, 2023.

	Twelve Months Ended
	December 31, 2023
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$34	$10,283	$-	$10,317	0.65%
Commercial real estate	209	-	7,272	7,481	0.13
Total	$243	$10,283	$7,272	$17,798	0.21%

The above table consists of loans that added a weighted average of 13 years to the maturity of the modified loans with term extensions, which did not have a material effect on the cash flows. For loans that had payment deferrals, the weighted average deferral period was six months. For loans that had interest rate reduction modifications, the weighted average interest rate reduction was 1.9%.

The following table presents the performance of loans that have been modified in the last twelve months:

	December 31, 2023
	Current	Past Due 30-89 Days	Past Due 90 Days or More
	(dollars in thousands)
Commercial	$10,317	$-	$-
Commercial real estate	7,481	-	-

There were no loans to borrowers experiencing financial difficulty that had a payment default during the twelve months ended December 31, 2023 and which were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually analyzed for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision is recorded within the (reversal of) provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the year ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Balance as of beginning of period	$3,035	$2,351
(Reversal of) provision for credit losses - unfunded commitments	(224)	684
Balance as of end of period	$2,811	$3,035

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) provision for credit losses for the year ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Provision for credit losses – loans	$8,424	$17,066
(Reversal of) provision for credit losses - unfunded commitments	(224)	684
Provision for credit losses	$8,200	$17,750

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Premises and Equipment

Premises and equipment are summarized as of December 31, 2023 and 2022 :

	Estimated
	Useful Life
	(Years)	2023	2022
	(dollars in thousands)
Land	-	$6,732	$6,732
Buildings	10-25	11,043	9,797
Furniture, fixtures and equipment	3-7	28,548	24,830
Leasehold improvements	10-20	27,633	25,164
Subtotal		73,956	66,523
Less: accumulated depreciation, amortization and fair value adjustments		43,177	38,723
Total premises and equipment, net		$30,779	$27,800

Depreciation and amortization expense of premises and equipment was $4.5 million, $3.9 million and $3.8 million for 2023, 2022 and 2021, respectively.

Finance Leases: The Company has a lease agreement for a building accounted for as a finance lease. The lease arrangement requires monthly payments through 2028. As of December 31, 2023, the weighted average remaining term for the finance lease was 4.9 years and the weighted average discount rate used in the measurement of finance lease liabilities was 6.0%. Total finance lease costs for the year ended December 31, 2023, was $0.3 million.

The Company has included this lease in premises and equipment as follows December 31, 2023 and 2022:

	2023	2022
	(dollars in thousands)
Finance lease	$3,423	$3,423
Less: accumulated amortization	2,567	2,395
	$856	$1,028

The following is a schedule by year of future minimum lease payments under the finance lease, together with the present value of net minimum lease payments as of December 31, 2023 (dollars in thousands):

2024	$353
2025	353
2026	353
2027	353
2028	322
Total minimum lease payments	1,734

Less amount representing interest	228
Present value of net minimum lease payments	$1,506

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Premises and Equipment – (continued)

The Company leases certain premises and equipment under operating leases. As of December 31, 2023, the Company had lease liabilities totaling $13.2 million and right-of-use assets totaling $12.0 million. As of December 31, 2023, the weighted average remaining lease term for operating leases was 6.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.5%. Total lease costs for the year ended December 31, 2023 were $4.0 million.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31,
2023
(dollars in thousands)
Lease payments due:
Less than 1 year	$3,046
1 year through less than 2 years	2,683
2 years through less than 3 years	2,591
3 years through less than 4 years	1,924
4 years through 5 years	1,421
After 5 years	3,243
Total undiscounted cash flows	14,908
Impact of discounting	(1,737)
Total lease liability	$13,171

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

Due to recent declines in bank stock prices and events impacting the banking industry, the Company performed a quantitative impairment analysis as of December 31, 2023. The annual quantitative assessment of goodwill for the reporting unit was performed utilizing a discounted cash flow analysis ("income approach") and estimates of selected market information ("market approaches"). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income approach was weighted 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of the reporting unit. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value of the reporting unit.

Based upon management’s review through December 31, 2023, the Company’s goodwill was not impaired. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows:

	2023	2022
	(dollars in thousands)
Balance, January 1	$208,372	$208,372
Acquired goodwill	-	-
Impairment	-	-
Balance, December 31	$208,372	$208,372

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Goodwill and Other Intangible Assets – (continued)

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles
December 31, 2023	$18,515	$(12,641)	$5,874
Core deposit intangibles
December 31, 2022	$18,515	$(11,203)	$7,312

Aggregate amortization expense was approximately $1.4 million, $1.7 million and $2.0 million for 2023, 2022 and 2021, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2024	$1,235
2025	1,116
2026	1,050
2027	989
2028	930

Note 7 – Deposits

Time Deposits

As of December 31, 2023, and 2022, the Company's total time deposits were $2.5 billion and $2.4 billion, respectively. Included in time deposits were gross nonreciprocal brokered time deposits of $916.8 million and $934.9 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the contractual maturities of these time deposits were as follows (dollars in thousands):

2024	$2,131,378
2025	181,578
2026	179,678
2027	36,034
2028	3,879
Time deposits (before net discount)	$2,532,547
Fair value net discount	(1,175)
Total time deposits (after net discount)	$2,531,372

The amount of time deposits with balances in excess of $250,000 were $643.4 million and $591.8 million as of December 31, 2023 and 2022, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$881,000	5.57%	$830,000	4.42%
1 year through less than 2 years	25,000	1.00	-	-
2 years through less than 3 years	2,050	2.23	25,000	1.00
3 years through less than 4 years	293	2.85	2,050	2.23
4 years through 5 years	25,000	4.18	326	2.85
After 5 Years	294	2.96	326	2.96
FHLB borrowings (before discount)	933,637	5.41%	857,702	4.32%
Fair value discount	(58)		(80)
FHLB borrowings (after discount)	$933,579		$857,622

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances have fixed rates. The advances as of December 31, 2023 were primarily collateralized by approximately $4.1 billion of commercial mortgage and residential loans, or $2.7 billion net of required over collateralization amounts, under a blanket lien arrangement. As of December 31, 2023, the Company had remaining borrowing capacity of billion approximately $1.3 billion at the FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures was previously three-month LIBOR plus 2.85% and reprices quarterly. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. The rate as of December 31, 2023 was 8.50%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of December 31, 2023 and December 31, 2022.

As of December 31, 2023
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

Note 9 – Subordinated Debentures - (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

The current and deferred amounts of income tax expense for 2023, 2022 and 2021 are as follows (dollars in thousands):

	2023	2022	2021
Current:
Federal	$16,185	$33,169	$32,364
State	9,635	13,247	12,325
Subtotal	25,820	46,416	44,689
Deferred:
Federal	2,903	(3,353)	(110)
State	1,232	2,950	126
Subtotal	4,135	(403)	16
Income tax expense	$29,955	$46,013	$44,705

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons (dollars in thousands) December 31,

	2023	2022	2021
Income before income tax expense	$116,958	$171,224	$175,058
Federal statutory rate	21%	21%	21%
Computed “expected” Federal income tax expense	24,561	35,957	36,762
State tax, net of federal tax benefit	9,404	13,314	9,127
162M adjustment	779	777	-
Bank owned life insurance	(1,326)	(1,175)	(1,001)
Tax-exempt interest and dividends	(2,514)	(1,969)	(1,405)
Tax benefits from stock-based compensation	(66)	(417)	(261)
Other, net	(883)	(474)	1,483
Income tax expense	$29,955	$46,013	$44,705

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability as of December 31, 2023 and 2022 are presented in the following table:

	2023	2022
	(dollars in thousands)
Deferred tax assets
Allowance for credit losses	$23,973	$26,901
Depreciation	65	-
Pension actuarial losses	897	1,269
New Jersey net operating loss	1,187	156
Deferred compensation	5,240	3,784
Unrealized losses on available-for-sale securities	23,365	25,141
Deferred loan costs, net of fees	1,628	2,664
Finance lease	192	212
Nonaccrual interest	111	168
Operating lease liability	3,897	3,424
Other	1,887	4,172
Total deferred tax assets	$62,442	$67,891
Deferred tax liabilities
Employee benefit plans	$(2,439)	$(2,452)
Purchase accounting	(1,660)	(1,458)
Depreciation	-	(381)
Prepaid expenses	(1,386)	(1,011)
Unrealized gains on derivatives	(10,676)	(13,704)
Right of use asset	(3,545)	(3,059)
Other	(1,664)	(1,681)
Total deferred tax liabilities	(21,370)	(23,746)
Net deferred tax assets	$41,072	$44,145

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2023 and 2022, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. There are no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

The Company’s federal income tax returns are open and subject to examination from the 2020 tax return year and forward. The Company’s state income tax returns are generally open from the 2019 and later tax return years based on individual state statutes of limitations.

As of December 31, 2023, the Company has $13.1 million in New Jersey net operating loss (NOL). The NOL is set to expire on December 31, 2040.

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

The following table provides a summary of financial instruments with off-balance sheet risk as of December 31, 2023 and 2022:

	2023	2022
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$723,228	$662,515
Home equity and other revolving lines of credit	48,786	54,302
Outstanding commercial mortgage loan commitments	370,574	433,034
Standby letters of credit	23,562	20,770
Overdraft protection lines	829	905
Total	$1,166,979	$1,171,526

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
	(dollars in thousands)
Balance, January 1	$16,266	$17,616
Originations and drawdowns	9,801	1,200
Repayments	(5,744)	(2,550)
Balance, December 31	$20,323	$16,266

Deposits from principal officers, directors, and their affiliates as of December 31, 2023 and 2022 were $32.3 million and $49.7 million respectively.

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

Note 14 – Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The accumulated other comprehensive gain or loss on securities and derivatives is not included in computing regulatory capital. Management believes as of December 31, 2023, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2023, and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Stockholders’ Equity and Regulatory Requirements – (continued)

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2023 and 2022, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

					For Classification
					Under Corrective
			Minimum		Action Plan
			Capital Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank			(dollars in thousands)
December 31, 2023
Leverage (Tier 1) capital	$1,074,204	11.20%	$383,619	4.00%	$479,524	5.00%
Risk-Based Capital:
CET 1	$1,074,204	12.31	$392,643	4.50	$567,151	6.50
Tier 1	1,074,204	12.31	523,524	6.00	698,032	8.00
Total	1,158,572	13.28	698,032	8.00	872,540	10.00

December 31, 2022
Leverage (Tier 1) capital	$996,013	10.64%	$374,553	4.00%	$468,191	5.00%
Risk-Based Capital:
CET 1	$996,013	11.60	$386,289	4.50	$557,972	6.50
Tier 1	996,013	11.60	515,051	6.00	686,735	8.00
Total	1,117,733	13.02	686,735	8.00	858,419	10.00

			Minimum Capital		For Classification
			Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company	(dollars in thousands)
December 31, 2023
Leverage (Tier 1) capital	$1,042,481	10.86%	$383,900	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$926,399	10.62	$392,650	4.50	N/A	N/A
Tier 1	1,042,481	11.95	523,533	6.00	N/A	N/A
Total	1,201,849	13.77	698,044	8.00	N/A	N/A

December 31, 2022
Leverage (Tier 1) capital	$1,000,577	10.68%	$374,729	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$884,495	10.30	$386,295	4.50	N/A	N/A
Tier 1	1,000,577	11.66	515,061	6.00	N/A	N/A
Total	1,240,047	14.45	686,748	8.00	N/A	N/A

As of December 31, 2023, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Capital Ratio which was 3.27% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.78% above the minimum buffer ratio.

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

				Affected Line Item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated			Consolidated
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)			Statements of Income
	For the Year Ended
	December 31,
(dollars in thousands)	2023	2022	2021
Sale of investment securities available-for-sale	$-	$-	$195	Net gains on sale of investment securities
	-	-	(48)	Income tax expense
	-	-	147
Net interest income (expense) on derivatives	20,230	3,243	(1,873)	Interest income (expense)
	(6,086)	(976)	528	Income tax (benefit) expense
	14,144	2,267	(1,345)
Amortization of pension plan net actuarial losses	(296)	(66)	(299)	Salaries and employee benefits
	89	20	84	Income tax benefit
	(207)	(46)	(215)
Total reclassification	$13,937	$2,221	$(1,413)

Accumulated other comprehensive loss as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(57,835)	$(61,775)
Derivatives, net of tax	24,810	32,360
Defined benefit pension, net of tax	(2,084)	(2,949)
Total	$(35,109)	$(32,364)

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

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans as of December 31, 2023 and 2022.

	2023	2022
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation as of January 1,	$9,317	$14,644
Interest cost	441	311
Actuarial (gain) loss	251	(4,657)
Benefits paid	(674)	(981)
Projected benefit obligation as of December 31,	$9,335	$9,317
Change in Plan Assets:
Fair value of plan assets as of January 1,	$13,257	$17,604
Actual return on plan assets	2,031	(3,366)
Benefits paid	(674)	(981)
Fair value of plan assets as of December 31,	$14,614	$13,257
Funded status	$5,279	$3,940

The accumulated benefit obligation was $9.3 million for both years ended December 31, 2023 and 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

Amounts recognized as a component of accumulated other comprehensive loss as of the periods presented that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. As of December 31, 2023, the Company expects to recognize approximately $0.2 million of the net actuarial loss as a component of net periodic pension expense during 2024.

	As of December 31,
	2023	2022
	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income (pre-tax)	$2,981	$4,219

The pre-tax, net periodic pension expense (income) and other comprehensive income for the years ended December 31, 2023, 2022 and 2021 includes the following:

	2023	2022	2021
	(dollars in thousands)
Interest cost	$440	$311	$284
Expected return on plan assets	(838)	(949)	(852)
Net amortization	296	66	299
Total net periodic pension income	$(102)	$(572)	$(269)

Total unrealized gain recognized in other comprehensive income	(941)	(343)	-
Realized losses included in net income	(296)	(66)	(299)
Total recognized in net periodic pension income and other comprehensive income	$(1,339)	$(981)	$(568)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

The following table presents the weighted average assumptions used to determine the pension benefit obligations as of December 31, for the following periods.

	2023	2022
Discount rate	4.72%	4.92%
Rate of compensation increase	N/A	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2024	2023	2022

Discount rate	4.72%	4.92%	2.57%
Expected long-term return on plan assets	6.00%	6.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

The process of determining the overall expected long-term rate of return on plan assets begins with a review of appropriate investment data, including current yields on fixed income securities, historical investment data, historical plan performance and forecasts of inflation and future total returns for the various asset classes. This data forms the basis for the construction of a best-estimate range of real investment returns for each asset class. A weighted average real-return range is computed reflecting the plan’s expected asset mix, and that range, when combined with an expected inflation range, produces an overall best-estimate expected return range. Specific factors such as the plan’s investment policy, reinvestment risk and investment volatility are taken into consideration during the construction of the best estimate real return range, as well as in the selection of the final return assumption from within the range.

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2023 and 2022, target allocation, and expected long-term rate of return by asset are as follows:

				Weighted
				Average
		% of Plan	% of Plan	Expected
		Assets –	Assets –	Long-Term
	Target	Year Ended	Year Ended	Rate of
	Allocation	2023	2022	Return
Equity Securities
Domestic	56%	66%	58%	3.4%
International	9	4	4	0.8
Debt and/or fixed income securities	33	28	35	1.7
Cash and other alternative investments, including real estate funds, commodity funds, hedge funds and equity structured notes	2	2	3	0.1
Total	100%	100%	100%	6.0%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets as of December 31, 2023 and 2022, by asset class, are as follows:

	December 31,
	2023	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$201	$201	$-	$-
Equity securities:
U.S. companies	9,647	9,647	-	-
International companies	654	654	-	-
Debt and/or fixed income securities	4,012	4,012	-	-
Commodity funds	62	62	-	-
Real estate funds	38	38	-	-
Total	$14,614	$14,614	$-	$-

	December 31,
	2022	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$262	$262	$-	$-
Equity securities:
U.S. companies	7,611	7,611	-	-
International companies	569	569	-	-
Debt and/or fixed income securities	4,684	4,684	-	-
Commodity funds	95	95	-	-
Real estate funds	36	36	-	-
Total	$13,257	$13,257	$-	$-

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Pension and Other Benefits – (continued)

Debt and fixed income securities: Certain debt securities are valued at the closing price reported in the active market in which the bond is traded (Level 1 inputs). Other debt securities are valued based upon recent bid prices or the average of recent bid and asked prices when available (Level 2 inputs) and, if not available, they are valued through matrix pricing models developed by sources considered by management to be reliable. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to continuous yield or quoted market pricing curves. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Cash Flows

Contributions

The Bank does not expect to make a contribution in 2024.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (dollars in thousands):

2024	$709
2025	707
2026	710
2027	752
2028	752
2029 - 2033	3,598

401(k) Plan

The Company maintains a 401(k) plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2014 plan year, the 401(k) plan was amended to provide for a match of 50% of elective contributions, up to 6% of an employee’s contribution. In 2018, the 401 (k) plan was amended to provide for 100% matching of employee contributions up to 5% of employee contributions. For 2023, 2022 and 2021, employer contributions amounted to $2.6 million, $2.2 million and $1.6 million, respectively.

Supplemental Executive Retirement Plan (“SERP”)

During 2019 and in 2022, the Company adopted supplemental executive retirement plans (“SERP’s”) for the benefit of several of its executive officers. Each SERP is a non-qualified plan which provides supplemental retirement benefits to the participating officers of the Company. SERP compensation expense was $0.4 million, $1.4 million and $1.0 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2023. The Plan was amended in 2023 so that the maximum number of shares of common stock or equivalents which may be issued under the Plan, is 750,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, restricted share units or performance units. Shares available for grant and issuance under the Plan as of December 31, 2023 are approximately 469,501. The Company intends to issue all shares under the Plan in the form of newly issued shares.

Restricted stock, options and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. The options generally expire ten years from the date of the grant. Restricted stock granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $4.9 million, $4.9 million and $4.5 million for the years ended December 31, 2023, 2022 and 2021 respectively.

Activity under the Company’s options for the year ended December 31, 2023 was as follows:

Weighted-
Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Stock	Exercise	Term	Aggregate
	Options	Price	(in years)	Intrinsic Value
Outstanding as of December 31, 2022	8,680	$12.95		$-
Granted	-	-		-
Exercised	(7,388)	12.73		-
Forfeited/cancelled/expired	(1,292)	14		-
Outstanding as of December 31, 2023	-	-	-	$-

Exercisable as of December 31, 2023	-	$-	-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stock Based Compensation - (continued)

The aggregate intrinsic value of outstanding and exercisable options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on the fair market value of the Company’s stock.

Activity under the Company’s restricted shares for year ended December 31, 2023 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2022	85,931	$26.20
Granted	93,147	16.19
Vested	(54,183)	27.59
Cancelled/netted	(9,090)	21.76
Nonvested December 31, 2023	115,805	$17.85

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stock Based Compensation – (continued)

As of December 31, 2023, there was approximately $0.7 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned as of December 31, 2022	195,265		$17.98
Awarded	85,158		17.93
Vested shares	(116,192)		10.77
Unearned as of December 31, 2023	164,231	233,087	$23.06

As of December 31, 2023, the specific number of shares related to performance units that were expected to vest was 164,231, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of December 31, 2023, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 233,087. During the year ended December 31, 2023, 116,192 shares vested. A total of 63,839 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the year ended December 31, 2023 were 52,353 shares. As of December 31, 2023, compensation cost of approximately $1.4 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned as of December 31, 2022	120,035	$23.84
Awarded	146,857	18.98
Vested shares	(78,544)	18.91
Unearned as of December 31, 2023	188,348	$22.11

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the year ended December 31, 2023, 78,544 shares vested. A total of 42,538 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the year ended December 31, 2023 were 36,006 shares. As of December 31, 2023, compensation cost of approximately $1.5 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.4 years.

Note 18 – Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. As of December 31, 2023, approximately $286.0 million was available for payment of dividends based on regulatory guidelines.

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

Interest (income) expense recorded on these swap and cap transactions totaled approximately $(20.2) million, $(3.3) million, and $1.9 million during 2023, 2022, and 2021 is reported as a component of either interest expense on FHLB Advances or brokered certificates of deposits.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Derivatives (continued)

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31, 2023 and 2022:

2023
	Amount of gain	Amount of (gain)	Amount of gain (loss)
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest expense	(Ineffective Portion)
Interest rate contracts	$9,431	$(20,230)	$-

2022
	Amount of gain	Amount of (gain)	Amount of gain (loss)
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest expense	(Ineffective Portion)
Interest rate contracts	$46,282	$(3,343)	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of December 31, 2023 and December 31, 2022:

	2023		2022
	Notional		Notional
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Included in other assets/(liabilities):
Interest rate contracts	$950,000	$43,805	$950,000	$56,797

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2023 and December 31, 2022.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2023 and  December 31, 2022 are as follows:

		December 31, 2023
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$45,326	$-	$45,326	$-
Residential mortgage pass-through securities	411,191	-	411,191	-
Commercial mortgage pass-through securities	21,564	-	21,564	-
Obligations of U.S. states and political subdivision	132,705	-	125,583	7,122
Corporate bonds and notes	4,973	-	4,973	-
Asset-backed securities	1,238	-	1,238	-
Certificates of deposit	-	-	-	-
Other securities	165	165	-	-
Total available-for-sale	$617,162	$165	$609,875	$7,122

Equity securities	18,564	9,867	8,697	-
Derivatives - interest rate contracts	43,805	-	43,805	-
Total assets	$679,531	$10,032	$662,377	$7,122

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2023 and 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2023 and December 31, 2022:

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Collateral Dependent Loans: The Company may record adjustments to the carrying value of loans based on fair value measurements, either as specific reserves or as partial charge-offs of the uncollectible portions of these loans. Specific reserves are  calculated in accordance with GAAP. Specific reserves are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the specific reserve amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and are also based on Level 3 inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of December 31, 2023 and  December 31, 2022 are as follows:

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a nonrecurring basis:	(dollars in thousands)
Collateral dependent loans:
Commercial	$657	$-	$-	$657
Commercial real estate	7,005	-	-	7,005

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a nonrecurring basis:	(dollars in thousands)
Collateral dependent loans:
Commercial	$14,550	$-	$-	$14,550
Commercial real estate	17,264	-	-	17,264
Residential real estate	1,392	-	-	1,392

Collateral dependent loans - Collateral dependent loans as of December 31, 2023 that required a valuation allowance were $7.7 million with a related valuation allowance of $1.4 million.

Collateral dependent loans - Collateral dependent loans as of  December 31, 2022 that required a valuation allowance were $43.8 million with a valuation allowance of $10.5 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and year ended December 31, 2022:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2023	$7,349
Principal paydowns	(272)
Changes in unrealized gain (loss)	45
Ending balance, December 31, 2023	$7,122

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2022	$8,565
Principal paydowns	(287)
Changes in unrealized gain (loss)	(929)
Ending balance, December 31, 2022	$7,349

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2023		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,122	Discounted cash flows	Discount rate	4.3%

December 31, 2022		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,349	Discounted cash flows	Discount rate	4.3%

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

December 31, 2023
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Commercial loans	$657	Appraisals of collateral	Adjustment for comparable sales	-7.5% to +25% (+.1%)
Commercial real estate loans	7,005	Appraisals of collateral	Adjustment for comparable sales	-15% to +0% (-10.3%)

December 31, 2022
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Commercial loans	$14,028	Market approach (100%)	Average transfer price as a price to unpaid principal balance	65% to 96% (67%)
Commercial loans	522	Appraisals of collateral	Adjustment for comparable sales	-10% to +13% (+3%)
Commercial real estate loans	17,264	Appraisals of collateral	Adjustment for comparable sales	-20% to +0% (-15%)
Residential real estate loans	1,392	Appraisals of collateral	Adjustment for comparable sales	+21% to +39% (22%)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2023 and December 31, 2022:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
December 31, 2023
Financial assets:
Cash and due from banks	$242,714	$242,714	$242,714	$-	$-
Investment securities available-for-sale	617,162	617,162	165	609,875	7,122
Restricted investment in bank stocks	51,457	n/a	n/a	n/a	n/a
Equity securities	18,564	18,564	9,867	8,697	-
Net loans	8,263,171	8,001,504	-	-	8,001,504
Derivatives - interest rate contracts	43,805	43,805	-	43,805	-
Accrued interest receivable	49,108	49,108	-	5,387	43,721

Financial liabilities:
Noninterest-bearing deposits	1,259,364	1,259,364	1,259,364	-	-
Interest-bearing deposits	6,276,838	6,256,444	3,745,467	2,510,977	-
Borrowings	933,579	932,081	-	932,081	-
Subordinated debentures	79,439	77,952	-	77,952	-
Accrued interest payable	10,152	10,152	-	10,152	-

December 31, 2022
Financial assets:
Cash and due from banks	$268,315	$268,315	$268,315	$-	$-
Investment securities available-for-sale	634,884	634,884	242	627,293	7,349
Restricted investment in bank stocks	46,604	n/a	n/a	n/a	n/a
Equity securities	15,811	15,811	9,733	6,078	-
Net loans	8,009,176	7,723,378	-	-	7,723,378
Derivatives - interest rate contracts	56,797	56,797	-	56,797	-
Accrued interest receivable	46,062	46,062	-	4,685	41,377

Financial liabilities:
Noninterest-bearing deposits	1,501,614	1,501,614	1,501,614	-	-
Interest-bearing deposits	5,855,008	5,811,291	3,460,818	2,350,473	-
Borrowings	857,622	854,698	-	854,698	-
Subordinated debentures	153,255	153,581	-	153,581	-
Accrued interest payable	6,925	6,925	-	6,925	-

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

Condensed financial statements of the Parent Corporation only are as follows:

	Condensed Statements of Condition
	As of December 31,
	2023	2022
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$35,885	$117,162
Investment in subsidiaries	1,253,497	1,179,342
Investment securities	156	32,405
Equity securities	6,957	4,218
Other assets	-	699
Total assets	$1,296,495	$1,333,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	436	1,820
Subordinated debentures, net	79,439	153,255
Stockholders’ equity	1,216,620	1,178,751
Total liabilities and stockholders’ equity	$1,296,495	$1,333,826

	Condensed Statements of Income
	For Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$50,725	$36,475	$24,071
Other income	946	1,638	1,627
Total Income	51,671	38,113	25,698
Expenses	(6,359)	(8,928)	(8,741)
Income before equity in undistributed earnings of subsidiaries	45,312	29,185	16,957
Equity in undistributed earnings of subsidiaries	41,691	96,026	113,396
Net Income	87,003	125,211	130,353
Preferred dividends	6,036	6,037	1,717
Net income available to common stockholders	$80,967	$119,174	$128,636

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Parent Corporation Only Financial Statements – (continued)

	Condensed Statements of Cash Flows
	For Years Ended December 31
	2023	2022	2021
	(dollars in thousands)

Cash flows from operating activities:
Net income	$87,003	$125,211	$130,353
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(41,691)	(96,026)	(113,396)
Loss on equity securities, net	131	45	55
Amortization of subordinated debt issuance costs	1,184	304	303
Decrease in other assets	699	-	50,590
Decrease in other liabilities	(1,384)	(14)	(287)
Net cash provided by operating activities	45,942	29,520	67,618

Cash flows from investing activities:
Payments for investments and advances in subsidiaries	(32,250)	-	-
Repayment of investments and advances in subsidiaries	32,250	-	-
Purchases of equity securities	(2,870)	(3,538)	(780)
Net cash used in investing activities	(2,870)	(3,538)	(780)

Cash flows from financing activities:
Repayment of subordinated debt	(75,000)	-	(50,000)
Cash dividends paid on preferred stock	(6,036)	(6,037)	(1,717)
Cash dividends paid on common stock	(25,912)	(23,428)	(17,493)
Purchase of treasury stock	(17,497)	(13,127)	(9,401)
Proceeds from preferred stock offering	-	-	110,927
Proceeds from exercise of stock options	96	124	106
Net cash (used in) provided by financing activities	(124,349)	(42,468)	32,422

(Increase) decrease in cash and cash equivalents	(81,277)	(16,486)	99,260
Cash and cash equivalents as of January 1,	117,162	133,648	34,388
Cash and cash equivalents as of December 31,	$35,885	$117,162	$133,648

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2023
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$128,957	$123,686	$121,325	$116,097
Total interest expense	67,135	61,329	57,482	49,013
Net interest income	61,822	62,357	63,843	67,084
Provision for credit losses	2,700	1,500	3,000	1,000
Total other income	4,209	3,562	3,438	2,792
Other expenses	37,845	35,784	35,450	34,870
Income before income taxes	25,486	28,635	28,831	34,006
Income tax expense	6,213	7,228	7,437	9,077
Net income	19,273	21,407	21,394	24,929
Preferred dividends	1,509	1,509	1,509	1,509
Net income available to common stockholders	$17,764	$19,898	$19,885	$23,420
Earnings per share:
Basic	$0.46	$0.51	$0.51	$0.60
Diluted	0.46	0.51	0.51	0.59

	2022
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$112,469	$96,980	$85,356	$78,941
Total interest expense	34,460	18,819	9,765	8,583
Net interest income	78,009	78,161	75,591	70,358
Provision for credit losses	3,300	10,000	3,000	1,450
Total other income, net of securities gains	3,508	3,322	3,359	3,054
Other expenses	33,312	32,143	31,703	29,230
Income before income taxes	44,905	39,340	44,247	42,732
Income tax expense	12,348	10,425	11,889	11,351
Net income	32,557	28,915	32,358	31,381
Preferred dividends	1,510	1,509	1,509	1,509
Net income available to common stockholders	$31,047	$27,406	$30,849	$29,872
Earnings per share:
Basic	$0.79	$0.70	$0.78	$0.76
Diluted	0.79	0.70	0.78	0.75

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this part is included in the definitive Proxy Statement for the Company’s 2024 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2024 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2024 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2024 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

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

10.2

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

10.5

Amended and Restated Employment Agreement dated as of June 1, 2017, by and among the Registrant, ConnectOne Bank and William S. Burns, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017 *

10.6

Form of Change in Control Agreement by and between the Company and Laura Criscione dated December 19, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2013. *

10.7	Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (2)
10.8

Employment Agreement by and among the Registrant, ConnectOne Bank and Elizabeth Magennis dated October 16, 2023 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2023. *

10.9	2017 Equity Compensation Plan (3)
10.10	Form of Supplemental Executive Retirement Plan between the Registrant and each of Frank Sorrentino, III, William S. Burns and Elizabeth Magennis (4)

10.11	Form of Supplemental Executive Retirement Plan by and between the Bank and each of Frank Sorrentino III, William S. Burns, and Elizabeth Magennis (5)
10.12	Form of Split Dollar Life Insurance Agreement between the Registrant and each of Frank Sorrentino, III, William S. Burns and Elizabeth Magennis (5)
10.13	Second Supplemental Indenture, dated as of June 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2020.
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Crowe LLP
31.1**	Personal certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Personal certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Personal certification of the Chief Executive Officer and the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97**	ConnectOne Bancorp, Inc. Compensation Recoupment Policy
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract on compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibits 10.7, 10.8, 10.9 and 10.10, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2014
(2)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed January 17, 2018
(3)	Incorporated by reference from Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017
(4)	Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 16, 2019
(5)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 8, 2022

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

CONNECTONE BANCORP, INC.

February 23, 2024	By:	/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on February 23, 2024, have signed this report below.

/s/ Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)
Frank Sorrentino III
/s/ William S. Burns	Senior Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
William S. Burns
/s/ Elizabeth Magennis	President of the Bank & Executive Vice President of the Bancorp
Elizabeth Magennis
/s/ Stephen Boswell	Director
Stephen Boswell
/s/ Frank Baier	Director
Frank Baier
/s/ Frank Huttle III	Director
Frank Huttle III
/s/ Michael Kempner	Director
Michael Kempner
/s/ Nicholas Minoia	Director
Nicholas Minoia
/s/ William A. Thompson	Director
William A. Thompson
/s/ Katherin Nukk-Freeman	Director
Katherin Nukk-Freeman
/s/ Daniel Rifkin	Director
Daniel Rifkin
/s/ Mark Sokolich	Director
Mark Sokolich
/s/ Anson M. Moise	Director
Anson M. Moise