Form 10-Q
period 2024-03-31
ConnectOne Bancorp, Inc.
filed 2024-05-03
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	38,333,053 shares
(Title of Class)	(Outstanding as of May 3, 2024)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks	$45,322	$61,421
Interest-bearing deposits with banks	232,261	181,293
Cash and cash equivalents	277,583	242,714

Investment securities	619,397	617,162
Equity securities	19,457	18,564

Loans receivable	8,297,957	8,345,145
Less: Allowance for credit losses - loans	82,869	81,974
Net loans receivable	8,215,088	8,263,171

Investment in restricted stock, at cost	48,931	51,457
Bank premises and equipment, net	29,827	30,779
Accrued interest receivable	49,731	49,108
Bank owned life insurance	239,308	237,644
Right of use operating lease assets	11,725	12,007
Goodwill	208,372	208,372
Core deposit intangibles	5,553	5,874
Other assets	128,992	118,751
Total assets	$9,853,964	$9,855,603
LIABILITIES
Deposits:
Noninterest-bearing	$1,290,523	$1,259,364
Interest-bearing	6,298,131	6,276,838
Total deposits	7,588,654	7,536,202
Borrowings	877,568	933,579
Subordinated debentures, net	79,566	79,439
Operating lease liabilities	12,843	13,171
Other liabilities	78,724	76,592
Total liabilities	8,637,355	8,638,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of March 31, 2024 and as of December 31, 2023; outstanding 115,000 shares as of March 31, 2024 and as of December 31, 2023	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,218,601 shares as of March 31, 2024 and 42,122,948 shares as of December 31, 2023; outstanding 38,333,053 shares as of March 31, 2024 and 38,519,770 as of December 31, 2023	586,946	586,946
Additional paid-in capital	32,866	33,182
Retained earnings	600,118	590,970
Treasury stock, at cost 3,885,548 common shares as of March 31, 2024 and 3,603,178 as of December 31, 2023	(76,116)	(70,296)
Accumulated other comprehensive loss	(38,132)	(35,109)
Total stockholders’ equity	1,216,609	1,216,620
Total liabilities and stockholders’ equity	$9,853,964	$9,855,603

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$120,088	$106,903
Interest and dividends on investment securities:
Taxable	4,334	4,229
Tax-exempt	1,154	1,092
Dividends	1,125	898
Interest on federal funds sold and other short-term investments	2,906	2,975
Total interest income	129,607	116,097
Interest expense
Deposits	60,407	40,087
Borrowings	8,900	8,926
Total interest expense	69,307	49,013
Net interest income	60,300	67,084
Provision for credit losses	4,000	1,000
Net interest income after provision for credit losses	56,300	66,084
Noninterest income
Deposit, loan and other income	1,592	1,403
Income on bank owned life insurance	1,664	1,531
Net gains on sale of loans held-for-sale	506	49
Net gain (losses) on equity securities	86	(191)
Total noninterest income	3,848	2,792
Noninterest expenses
Salaries and employee benefits	22,196	22,261
Occupancy and equipment	3,009	2,761
FDIC insurance	1,800	950
Professional and consulting	1,928	2,194
Marketing and advertising	677	532
Information technology and communications	4,389	3,061
Amortization of core deposit intangibles	321	372
Other components of net periodic pension expense	(65)	(25)
Other expenses	2,810	2,764
Total noninterest expenses	37,065	34,870
Income before income tax expense	23,083	34,006
Income tax expense	5,878	9,077
Net income	17,205	24,929
Preferred dividends	1,509	1,509
Net income available to common stockholders	$15,696	$23,420
Earnings per common share
Basic	$0.41	$0.60
Diluted	0.41	0.59

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Net income	$17,205	$24,929
Other comprehensive income (loss):

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(10,361)	6,528
Tax effect	1,395	(2,045)
Net of tax	(8,966)	4,483

Unrealized gains (losses) on cash flow hedges	12,880	(4,361)
Tax effect	(2,920)	1,312
Net of tax	9,960	(3,049)

Reclassification adjustment for realized gains on cash flow hedges	(5,629)	(4,267)
Tax effect	1,582	1,284
Net of tax	(4,047)	(2,983)

Reclassification adjustment for realized losses on pension plan included in net income	43	74
Tax effect	(13)	(23)
Net of tax	30	51

Total other comprehensive loss	(3,023)	(1,498)

Total comprehensive income	$14,182	$23,431

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620
Net income	-	-	-	17,205	-	-	17,205
Other comprehensive loss, net of tax	-	-	-	-	-	(3,023)	(3,023)
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.17 per share)	-	-	-	(6,548)	-	-	(6,548)
Restricted stock grants, net of forfeitures (36,446 shares)	-	-	-	-	-	-	-
Stock grants (1,533 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (33,604 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (24,070 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,324)	-	-	-	(1,324)
Stock-based compensation expense	-	-	1,008	-	-	-	1,008
Repurchase of treasury stock (282,370 shares)	-	-	-	-	(5,820)	-	(5,820)

Balance as of March 31, 2024	$110,927	$586,946	$32,866	$600,118	$(76,116)	$(38,132)	$1,216,609

	Three Months Ended March 31, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	24,929	-	-	24,929
Other comprehensive loss, net of tax	-	-	-	-	-	(1,498)	(1,498)
Cash dividends declared on preferred stock ($0.328125 per depositary share)				(1,509)			(1,509)
Cash dividends declared on common stock ($0.17 per share)	-	-	-	(6,074)	-	-	(6,074)
Exercise of stock options (6,473 shares)	-	-	81	-	-	-	81
Restricted stock grants, net of forfeitures (49,202 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (32,068 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (52,353 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,143	-	-	-	1,143
Repurchase of treasury stock (205,163 shares)	-	-	-	-	(4,853)	-	(4,853)

Balance as of March 31, 2023	$110,927	$586,946	$31,350	$553,261	$(57,652)	$(33,862)	$1,190,970

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$17,205	$24,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,102	1,076
Provision for credit losses	4,000	1,000
Amortization of intangibles	321	372
Net accretion of loans	(247)	(743)
Accretion on bank premises	(12)	(12)
Accretion on deposits	(39)	(101)
Amortization on borrowings, net	5	5
Stock-based compensation	1,008	1,143
(Gains) losses on equity securities, net	(86)	191
Gains on sale of loans held-for-sale, net	(506)	(49)
Loans originated for resale	(6,617)	(854)
Proceeds from sale of loans held-for-sale	7,123	1,202
Loss on sale of other real estate owned	-	22
Increase in cash surrender value of bank owned life insurance	(1,664)	(1,531)
Amortization of premium and accretion of discounts on securities available-for-sale	185	268
Amortization of subordinated debentures issuance costs	127	805
Increase in accrued interest receivable	(623)	(239)
Net change in operating leases	(46)	(42)
Increase in other assets	(2,946)	(13,321)
Increase in other liabilities	2,232	2,253
Net cash provided by operating activities	20,522	16,374

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(25,947)	(4,763)
Maturities, calls and principal repayments	13,166	16,906
Purchase of equity securities	(807)	(2,405)
Net redemptions of restricted investment in bank stocks	2,526	225
Payments on loans held-for-sale	-	17
Net decrease (increase) in loans	44,273	(33,911)
Purchases of premises and equipment	(138)	(2,867)
Proceeds from sale of OREO	-	242
Net cash provided by (used in) investing activities	33,073	(26,556)

Cash flows from financing activities
Net increase in deposits	52,491	396,654
Advances of Federal Home Loan Bank (“FHLB”) borrowings	445,000	750,000
Repayments of FHLB borrowings	(501,016)	(755,016)
Repayments of subordinated debt	-	(75,000)
Cash dividends on preferred stock	(1,509)	(1,509)
Cash dividends paid on common stock	(6,548)	(6,074)
Repurchase of treasury stock	(5,820)	(4,853)
Proceeds from exercise of stock options	-	81
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,324)	-
Net cash (used in) provided by financing activities	(18,726)	304,283
Net change in cash and cash equivalents	34,869	294,101
Cash and cash equivalents at beginning of period	242,714	268,315
Cash and cash equivalents at end of period	$277,583	$562,416

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$67,063	$46,590
Income taxes	10,861	1,257

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-sale to held-for-investment	-	13,456
Transfer of loans from held-for-investment to held-for-sale	-	11,197

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

Adoption of New Accounting Standards in 2024

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2024	2023
Net income available to common stockholders	$15,696	$23,420
Earnings allocated to participating securities	(42)	(44)
Income attributable to common stock	$15,654	$23,376

Weighted average common shares outstanding, including participating securities	38,423	39,178
Weighted average participating securities	(104)	(74)
Weighted average common shares outstanding	38,319	39,104
Incremental shares from assumed conversions of options, performance units and restricted shares	193	197
Weighted average common and equivalent shares outstanding	38,512	39,301

Earnings per common share:
Basic	$0.41	$0.60
Diluted	0.41	0.59

There were no antidilutive share equivalents during the three months ended March 31, 2024 and  March 31, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities

All of the Company’s investment securities are classified as available-for-sale as of March 31, 2024 and December 31, 2023. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2024 and December 31, 2023. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of March 31, 2024 and December 31, 2023.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
March 31, 2024
Investment securities available-for-sale:
Federal agency obligations	$76,953	$190	$(11,411)	$65,732	$-
Residential mortgage pass-through securities	454,980	289	(58,848)	396,421	-
Commercial mortgage pass-through securities	25,178	-	(3,740)	21,438	-
Obligations of U.S. states and political subdivisions	147,553	166	(18,163)	129,556	-
Corporate bonds and notes	5,000	-	(29)	4,971	-
Asset-backed securities	1,167	-	(15)	1,152	-
Other securities	127	-	-	127	-
Total investment securities available-for-sale	$710,958	$645	$(92,206)	$619,397	$-

December 31, 2023
Investment securities available-for-sale:
Federal agency obligations	$55,898	$189	$(10,761)	$45,326	$-
Residential mortgage pass-through securities	462,004	620	(51,433)	411,191	-
Commercial mortgage pass-through securities	25,240	-	(3,676)	21,564	-
Obligations of U.S. states and political subdivisions	148,795	415	(16,505)	132,705	-
Corporate bonds and notes	5,000	-	(27)	4,973	-
Asset-backed securities	1,260	-	(22)	1,238	-
Other securities	165	-	-	165	-
Total investment securities available-for-sale	$698,362	$1,224	$(82,424)	$617,162	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Investment securities having a carrying value of approximately $192.4 million and $358.0 million as of March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window, Bank Term Funding Program ("BTFP") borrowings, and access to unutilized Federal Home Loan Bank advances and for other purposes required or permitted by law. The BTFP was a temporary facility of the Federal Reserve and expired on March 11, 2024. As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of March 31, 2024, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	March 31, 2024
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$2,284	$2,269
Due after one year through five years	6,362	6,338
Due after five years through ten years	2,283	2,241
Due after ten years	219,744	190,563
Residential mortgage pass-through securities	454,980	396,421
Commercial mortgage pass-through securities	25,178	21,438
Other securities	127	127
Total investment securities available-for-sale	$710,958	$619,397

There were no realized gains or losses on securities during the three months ended March 31, 2024 and March 31, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$49,276	$(11,411)	$11,597	$(93)	$37,679	$(11,318)
Residential mortgage pass-through securities	368,077	(58,848)	3,345	(77)	364,732	(58,771)
Commercial mortgage pass-through securities	21,437	(3,740)	-	-	21,437	(3,740)
Obligations of U.S. states and political subdivisions	118,304	(18,163)	19,806	(389)	98,498	(17,774)
Corporate bonds and notes	4,972	(29)	2,987	(14)	1,985	(15)
Asset-backed securities	1,153	(15)	-	-	1,153	(15)
Total temporarily impaired securities	$563,219	$(92,206)	$37,735	$(573)	$525,484	$(91,633)

	December 31, 2023
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$40,779	$(10,761)	$1,689	$(65)	$39,090	$(10,696)
Residential mortgage pass-through securities	382,042	(51,433)	4,138	(51)	377,904	(51,382)
Commercial mortgage pass-through securities	21,565	(3,676)	-	-	21,565	(3,676)
Obligations of U.S. states and political subdivisions	101,189	(16,505)	1,340	(7)	99,849	(16,498)
Corporate bonds and notes	4,973	(27)	2,993	(7)	1,980	(20)
Asset-backed securities	1,238	(22)	-	-	1,238	(22)
Total temporarily impaired securities	$551,786	$(82,424)	$10,160	$(130)	$541,626	$(82,294)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3.  Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale as of March 31, 2024 and December 31, 2023, totaled $2.2 million and $2.3 million, respectively.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of March 31, 2024.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

Cash Flow Hedges

The Company during 2021, 2022 and 2024 entered into twelve pay fixed-rate interest rate swaps, with a total notional amount of $550 million. These are designated as cash flow hedges of outstanding, Federal Home Loan Bank advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.72% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The twelve swaps carry expiration dates ranging from December 2025 to March 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

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

  Net interest (income) expense recorded on these swap and interest rate cap transactions totaled approximately ($5.7) million and $(4.3) million during the three months ended March 31, 2024 and March 31, 2023, respectively, and is recorded as a component of either interest expense on FHLB Advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

The following table presents the net gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended March 31, 2024
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$12,880	$(5,629)	$-

	Three Months Ended March 31, 2023
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(4,361)	$(4,267)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,000,000	$50,508	$950,000	$43,805

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Commercial	$1,572,494	$1,578,730
Commercial real estate	5,829,950	5,895,545
Commercial construction	646,593	620,496
Residential real estate	254,214	256,041
Consumer	850	1,029
Gross loans	8,304,101	8,351,841
Net deferred loan fees	(6,144)	(6,696)
Total loans receivable	$8,297,957	$8,345,145

As of  March 31, 2024 and December 31, 2023, loans totaling approximately $6.1 billion and $5.8 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

There were no loans held-for-sale as of March 31, 2024 and December 31, 2023.

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,683	$10,957	$12,640
Commercial real estate	65	33,210	33,275
Residential real estate	691	832	1,523
Total	$2,439	$44,999	$47,438

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the three months ended March 31, 2024 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$8,719	$163,629	$253,890	$257,399	$37,512	$112,276	$706,574	$1,539,999
Special mention	-	-	10,687	-	18	3,945	3,184	17,834
Substandard	-	250	124	236	-	12,998	1,053	14,661
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$8,719	$163,879	$264,701	$257,635	$37,530	$129,219	$710,811	$1,572,494
YTD gross charge-offs	$-	$-	$300	$-	$-	$-	$-	$300

Commercial Real Estate
Pass	$55,180	$247,846	$1,557,645	$1,564,163	$343,799	$1,521,233	$478,777	$5,768,643
Special mention	-	-	-	-	-	22,723	-	22,723
Substandard	-	-	-	1,878	-	19,921	16,785	38,584
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$55,180	$247,846	$1,557,645	$1,566,041	$343,799	$1,563,877	$495,562	$5,829,950
YTD gross charge-offs	$-	$-	$-	$-	$-	$2,885	$-	$2,885

Commercial Construction
Pass	$5,250	$582	$4,201	$15,608	$6,236	$-	$606,016	$637,893
Special mention	-	-	-	-	-	-	8,700	8,700
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$5,250	$582	$4,201	$15,608	$6,236	$-	$614,716	$646,593
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$4,466	$15,268	$42,558	$21,832	$21,396	$107,917	$35,797	$249,234
Special mention	-	-	-	-	-	647	2,810	3,457
Substandard	-	-	-	547	-	735	241	1,523
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$4,466	$15,268	$42,558	$22,379	$21,396	$109,299	$38,848	$254,214
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$706	$29	$36	$-	$5	$-	$74	$850
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$706	$29	$36	$-	$5	$-	$74	$850
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$74,321	$427,354	$1,858,330	$1,859,002	$408,948	$1,741,426	$1,827,238	$8,196,619
Special mention	-	-	10,687	-	18	27,315	14,694	52,714
Substandard	-	250	124	2,661	-	33,654	18,079	54,768
Doubtful	-	-	-	-	-	-	-	-
Grand total	$74,321	$427,604	$1,869,141	$1,861,663	$408,966	$1,802,395	$1,860,011	$8,304,101
YTD gross charge-offs	$-	$-	$300	$-	$-	$2,885	$-	$3,185

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following table presents loans by origination, risk designation and gross charge-offs as of and for the year ended December 31, 2023 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$178,582	$252,151	$265,705	$38,909	$13,726	$112,145	$684,779	$1,545,997
Special mention	-	10,620	-	-	562	3,417	3,199	17,798
Substandard	250	439	241	1	612	11,695	1,697	14,935
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$178,832	$263,210	$265,946	$38,910	$14,900	$127,257	$689,675	$1,578,730
YTD gross charge-offs	$54	$3,397	$-	$-	$280	$11,094	$63	$14,888

Commercial real estate
Pass	$248,660	$1,561,841	$1,585,109	$352,445	$353,391	$1,232,240	$497,588	$5,831,274
Special mention	-	-	-	-	-	24,202	-	24,202
Substandard	-	-	1,888	-	1,255	20,141	16,785	40,069
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$248,660	$1,561,841	$1,586,997	$352,445	$354,646	$1,276,583	$514,373	$5,895,545
YTD gross charge-offs	$-	$-	$-	$-	$-	$2,142	$-	$2,142

Commercial construction
Pass	$582	$5,463	$15,645	$6,236	$-	$-	$583,870	$611,796
Special mention	-	-	-	-	-	-	8,700	8,700
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$582	$5,463	$15,645	$6,236	$-	$-	$592,570	$620,496
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$15,455	$42,830	$21,987	$21,704	$19,896	$91,114	$36,082	$249,068
Special mention	-	-	-	-	-	651	2,817	3,468
Substandard	-	-	555	-	-	2,144	806	3,505
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$15,455	$42,830	$22,542	$21,704	$19,896	$93,909	$39,705	$256,041
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$18	$18

Consumer
Pass	$849	$83	$-	$5	$-	$-	$92	$1,029
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$849	$83	$-	$5	$-	$-	$92	$1,029
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$1	$1

Total
Pass	$444,128	$1,862,368	$1,888,446	$419,299	$387,013	$1,435,499	$1,802,411	$8,239,164
Special mention	-	10,620	-	-	562	28,270	14,716	54,168
Substandard	250	439	2,684	1	1,867	33,980	19,288	58,509
Doubtful	-	-	-	-	-	-	-	-
Grand total	$444,378	$1,873,427	$1,891,130	$419,300	$389,442	$1,497,749	$1,836,415	$8,351,841
YTD gross charge-offs	$54	$3,397	$-	$-	$280	$13,236	$82	$17,049

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$1,700	$10,280	$11,980
Commercial real estate	33,210	-	33,210
Commercial construction	-	-	-
Residential real estate	832	-	832
Total	$35,742	$10,280	$46,022

	December 31, 2023
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$4,949	$10,387	$15,336
Commercial real estate	39,986	-	39,986
Commercial construction	8,700	-	8,700
Residential real estate	5,941	-	5,941
Total	$59,576	$10,387	$69,963

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding the effect of net deferred fees, which are past due as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$495	$-	$-	$12,640	$13,135	$1,559,359	$1,572,494
Commercial real estate	525	-	-	33,275	33,800	5,796,150	5,829,950
Commercial construction	-	-	23,600	-	23,600	622,993	646,593
Residential real estate	1,942	-	-	1,523	3,465	250,749	254,214
Consumer	99	-	-	-	99	751	850
Total	$3,061	$-	$23,600	$47,438	$74,099	$8,230,002	$8,304,101

As of March 31, 2024, one loan for $23.6 million was past due more than 90 days and still accruing; the loan is well-secured at a loan-to-value of approximately 60% and is in the process of collection.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	March 31, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$-	$-	$-	$-	$-	$-
Collectively evaluated	20,475	52,794	5,011	4,326	3	82,609
Acquired with deteriorated credit quality	260	-	-	-	-	260
Total	$20,735	$52,794	$5,011	$4,326	$3	$82,869

Gross loans
Individually analyzed	$11,980	$33,210	$-	$832	$-	$46,022
Collectively evaluated	1,560,040	5,796,740	646,593	253,382	850	8,257,605
Acquired with deteriorated credit quality	474	-	-	-	-	474
Total	$1,572,494	$5,829,950	$646,593	$254,214	$850	$8,304,101

	December 31, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$-	$941	$-	$-	$-	$941
Collectively evaluated	20,215	51,337	4,739	4,320	5	80,616
Acquired with deteriorated credit quality	417	-	-	-	-	417
Total	$20,632	$52,278	$4,739	$4,320	$5	$81,974

Gross loans
Individually analyzed	$15,336	$39,986	$8,700	$5,941	$-	$69,963
Collectively evaluated	1,562,910	5,855,559	611,796	250,100	1,029	8,281,394
Acquired with deteriorated credit quality	484	-	-	-	-	484
Total	$1,578,730	$5,895,545	$620,496	$256,041	$1,029	$8,351,841

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three months ended March 31, 2024 is summarized in the tables below.

	Three Months Ended March 31, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Charge-offs	(300)	(2,885)	-	-	-	(3,185)
Recoveries	23	-	-	-	-	23
Provision for (reversal of) credit losses - loans	380	3,401	272	6	(2)	4,057

Balance as of March 31, 2024	$20,735	$52,794	$5,011	$4,326	$3	$82,869

Activity in the Company’s ACL for loans for the three months ended March 31, 2023 is summarized in the table below.

	Three Months Ended March 31, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2022	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Charge-offs	(2,767)	(1,717)	-	-	-	(4,484)
Recoveries	-	-	-	1	-	1
Provision for (reversal of) credit losses - loans	26	975	248	(276)	(1)	972

Balance as of March 31, 2023	$26,162	$53,000	$3,966	$3,868	$6	$87,002

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following tables presents the amortized cost basis at the end of the reporting period of the loan modifications to borrowers experiencing financial difficulty and the percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the gross loans of the relevant loan segment. The total percentage represents the total modified loans as compared to the total gross loans balance.

	Three Months Ended
	March 31, 2024
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$-	$126	$-	$126	0.01%

The above table consists of one commercial loan that was modified, receiving a payment deferral of three months.

	Three Months Ended
	March 31, 2023
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$63	$-	$-	$63	0.01%

The above table consists of one commercial loan on which 3.0 years was added to the life of the modified loan.

The Company closely monitors the performance of loans that are modified to borrower’s experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following tables present the performance of such loans that have been modified during the three months ended March 31, 2024 and March 31, 2023:

	March 31, 2024
	Current	30-89 Days Past Due	90 Days or Greater Past Due and Still Accruing
	(dollars in thousands)
Commercial	$126	$-	$-

	March 31, 2023
	Current	30-89 Days Past Due	90 Days or Greater Past Due and Still Accruing
	(dollars in thousands)
Commercial	$63	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

    Loan Modifications to Borrowers Experiencing Financial Difficulty:

During the three months ended March 31, 2024 and March 31, 2023, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

    There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for (reversal of) credit losses on the Company’s income statement. The following table presents a roll forward of the allowance for credit losses for unfunded commitments for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
	(dollars in thousands)
Balance at beginning of period	$2,811	$3,036
(Reversal of) provision for credit losses - unfunded commitments	(57)	28
Balance at end of period	$2,754	$3,064

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Components of Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
	(dollars in thousands)
Provision for credit losses – loans	$4,057	$972
(Reversal of) provision for credit losses - unfunded commitments	(57)	28
Provision for credit losses	$4,000	$1,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2024 and December 31, 2023 are as follows:

		March 31, 2024
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$65,732	$-	$65,732	$-
Residential mortgage pass-through securities	396,421	-	396,421	-
Commercial mortgage pass-through securities	21,438	-	21,438	-
Obligations of U.S. states and political subdivision	129,556	-	122,666	6,890
Corporate bonds and notes	4,971	-	4,971	-
Asset-backed securities	1,152	-	1,152	-
Other securities	127	127	-	-
Total available-for-sale	619,397	127	612,380	6,890

Equity securities	19,457	9,743	9,714	-
Derivatives	50,508	-	50,508	-
Total assets	$689,362	$9,870	$672,602	$6,890

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2023
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$45,326	$-	$45,326	$-
Residential mortgage pass- through securities	411,191	-	411,191	-
Commercial mortgage pass-through securities	21,564	-	21,564	-
Obligations of U.S. states and political subdivision	132,705	-	125,583	7,122
Corporate bonds and notes	4,973	-	4,973	-
Asset-backed securities	1,238	-	1,238	-
Other securities	165	165	-	-
Total available-for-sale	$617,162	$165	$609,875	$7,122

Equity securities	18,564	9,867	8,697	-
Derivatives	43,805	-	43,805	-
Total assets	$679,531	$10,032	$662,377	$7,122

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2024 and during the year ended December 31, 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued

)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of March 31, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$763	$-	$-	$763

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$657	$-	$-	$657
Commercial real estate	7,005	-	-	7,005

Collateral dependent loans – Collateral dependent loans as of March 31, 2024 that required a valuation allowance were $1.0 million with a related valuation allowance of $0.3 million compared to $7.7 million with a related valuation allowance of $1.4 million as of December 31, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and for the year ended December 31, 2023:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2024	$7,122
Principal paydowns	(75)
Change in unrealized loss	(157)
Ending balance, March 31, 2024	$6,890

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2023	$7,349
Principal paydowns	(272)
Changes in unrealized gain	45
Ending balance, December 31, 2023	$7,122

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$6,890	Discounted cash flows	Discount rate	4.6%

December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,122	Discounted cash flows	Discount rate	4.3%

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

March 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$763	Appraisals of collateral value	Adjustment for comparable sales	-7.5% to +25% (+0.8%)

December 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$657	Appraisals of collateral value	Adjustment for comparable sales	-7.5% to +25% (+.1%)
Commercial real estate loans	7,005	Appraisals of collateral value	Adjustment for comparable sales	-15% to +0% (-10.3%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2024 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2024 and December 31, 2023:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

March 31, 2024
Financial assets:
Cash and due from banks	$277,583	$277,583	$277,583	$-	$-
Securities available-for-sale	619,397	619,397	127	612,380	6,890
Restricted investments in bank stocks	48,931	n/a	n/a	n/a	n/a
Equity securities	19,457	19,457	9,743	9,714	-
Net loans	8,215,088	7,946,659	-	-	7,946,659
Derivatives - interest rate contracts	50,508	50,508	-	50,508	-
Accrued interest receivable	49,731	49,731	-	5,847	43,884

Financial liabilities:
Noninterest-bearing deposits	1,290,523	1,290,523	1,290,523	-	-
Interest-bearing deposits	6,298,131	6,276,751	3,674,740	2,602,011	-
Borrowings	877,568	874,778	-	874,778	-
Subordinated debentures	79,566	79,748	-	79,748	-
Accrued interest payable	12,304	12,304	-	12,304	-

December 31, 2023
Financial assets:
Cash and due from banks	$242,714	$242,714	$242,714	$-	$-
Investment securities available-for-sale	617,162	617,162	165	609,875	7,122
Restricted investment in bank stocks	51,457	n/a	n/a	n/a	n/a
Equity securities	18,564	18,564	9,867	8,697	-
Net loans	8,263,171	8,001,504	-	-	8,001,504
Derivatives - interest rate contracts	43,805	43,805	-	43,805	-
Accrued interest receivable	49,108	49,108	-	5,387	43,721

Financial liabilities:
Noninterest-bearing deposits	1,259,364	1,259,364	1,259,364	-	-
Interest-bearing deposits	6,276,838	6,256,444	3,745,467	2,510,977	-
Borrowings	933,579	932,081	.	932,081	-
Subordinated debentures	79,439	77,952	-	77,952	-
Accrued interest payable	10,152	10,152	-	10,152	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2024	2023
Interest income on cash flow hedges	$5,629	$4,267	Borrowings and deposits expense
	(1,582)	(1,284)	Income tax (expense) benefit
	$4,047	$2,983

Amortization of pension plan net actuarial losses	$(43)	$(74)	Other components of net periodic pension expense
	13	23	Income tax benefit
	$(30)	$(51)
Total reclassification	$4,017	$2,932

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7.  Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(66,743)	$(57,835)
Cash flow hedge, net of tax	30,723	24,810
Defined benefit pension and post-retirement plans, net of tax	(2,112)	(2,084)
Total	$(38,132)	$(35,109)

Note 8.  Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2024. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2024 were approximately 373,848. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three months ended March 31, 2024 and March 31, 2023 were $1.0 million and $1.1 million, respectively.

Activity under the Company’s restricted stock for the three months ended March 31, 2024 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	115,805	$17.85
Granted	39,653	19.16
Vested	(32,764)	23.63
Forfeited/cancelled/expired	(1,674)	17.93
Nonvested as of March 31, 2024	121,020	$16.71

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Stock-Based Compensation – (continued)

As of March 31, 2024, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2023	164,231		$23.06
Awarded	91,691		19.01
Change in estimate	(10,774)		11.93
Vested shares	(53,041)		25.24
Forfeited/cancelled/expired	(10,260)		23.10
Unearned as of March 31, 2024	181,847	302,196	$21.04

As of March 31, 2024, the specific number of shares related to performance units that were expected to vest was 181,847, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of March 31, 2024, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 302,196. During the three months ended March 31, 2024, 53,041 shares vested. A total of 28,971 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the three months ended March 31, 2024 were 24,070 shares. As of March 31, 2024, compensation cost of approximately $3.0 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2023	188,348	$22.11
Awarded	81,736	19.01
Vested shares	(73,013)	22.98
Forfeited/cancelled/expired	(7,360)	21.53
Unearned as of March 31, 2024	189,711	$20.46

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the three months ended March 31, 2024, 73,013 shares vested. A total of 39,409 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the three months ended March 31, 2024 were 33,604 shares. As of March 31, 2024, compensation cost of approximately $2.4 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2024	2023
	(dollars in thousands)
Service cost	$-	$-
Interest cost	106	110	Other components of net periodic pension expense
Expected return on plan assets	(214)	(209)	Other components of net periodic pension expense
Net amortization	43	74	Other components of net periodic pension expense
Total periodic pension income	$(65)	$(25)

               Contributions

The Company did not contribute to the Pension Trust during the three months ended March 31, 2024. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2024. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. Deposits

Time Deposits

As of March 31, 2024 and December 31, 2023, the Company's total time deposits were $2.6 billion and $2.5 billion, respectively. Included in time deposits were gross nonreciprocal brokered time deposits of $920.1 million and $916.8 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the contractual maturities of these time deposits were as follows (dollars in thousands):

2024	$1,756,289
2025	598,372
2026	226,995
2027	38,946
2028	3,891
thereafter	176
Time deposits (before net discount)	$2,624,669
Fair value net discount	(1,278)
Total time deposits (after net discount)	$2,623,391

The amount of time deposits with balances in excess of $250,000 were $647.9 million and $643.4 million as of March 31, 2024 and December 31, 2023, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$725,000	5.48%	$881,000	5.57%
1 year through less than 2 years	75,000	3.30	25,000	1.00
2 years through less than 3 years	52,050	4.15	2,050	2.23
3 years through less than 4 years	285	2.85	293	2.85
4 years through 5 years	25,000	4.18	25,000	4.18
After 5 years	286	2.96	294	2.96
FHLB borrowings - gross	877,621	5.18%	933,637	5.41%
Fair value discount	(53)		(58)
Total FHLB borrowings	$877,568		$933,579

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of March 31, 2024 were primarily collateralized by approximately $2.8 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of March 31, 2024 the Company had remaining borrowing capacity of approximately $1.4 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. The rate as of March 31, 2024 was 8.43%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of March 31, 2024 and December 31, 2023.

As of March 31, 2024
Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month CME Term SOFR + 285 Basis Points + 26.161 Basis Points	1/23/2034	1/23/2009

As of December 31, 2023
Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month CME Term SOFR + 285 Basis Points+26.161 Basis Points	1/23/2034	1/23/2009

On June 10, 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance up to, but excluding, June 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. From and including June 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR: (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2024 and December 31, 2023. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Results Overview

Net income available to common stockholders for the three months ended March 31, 2024 was $15.7 million compared to $23.4 million for the comparable three-month period ended March 31, 2023. The Company’s diluted earnings per share were $0.41 for the three months ended March 31, 2024 as compared with diluted earnings per share of $0.59 for the comparable three-month period ended March 31, 2023. The $7.7 million decrease in net income available to common stockholders and $0.18 decrease in diluted earnings per share versus the first quarter of 2023 were due to a $6.8 million decrease in net interest income, a $3.0 million increase in provision for credit losses, and a $2.2 million increase in noninterest expenses, partially offset by a $3.2 million decrease in income tax expense and a $1.1 million increase in noninterest income.

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

Fully taxable equivalent net interest income for the three months ended March 31, 2024 decreased by $6.7 million, or 9.9%, from three months ended March 31, 2023. The decrease primarily from a 36 basis-point decrease in the net interest margin to 2.64% from 3.00%, partially offset by a $149.1 million, or 1.6%, increase in average interest-earning assets. The contraction of the net interest margin was primarily attributable to a 114 basis-point increase in the average costs of deposits, partially offset by a 47 basis-point increase in the loan portfolio yield.

The following table, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2024 and 2023, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2024			2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$720,303	$5,794	3.24%	$732,929	$5,620	3.11%
Total loans (2) (3) (4)	8,332,828	120,592	5.82	8,131,035	107,348	5.35
Federal funds sold and interest-bearing deposits with banks	218,212	2,906	5.36	260,297	2,975	4.64
Restricted investment in bank stocks	51,948	1,126	8.72	49,906	898	7.30
Total interest-earning assets	9,323,291	130,418	5.63	9,174,167	116,841	5.17
Noninterest-earning assets
Allowance for credit losses	(84,005)			(90,182)
Other noninterest-earning assets	621,467			616,545
Total assets	$9,860,753			$9,700,530

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,567,767	28,038	4.39	$2,357,332	17,267	2.97
Other interest-bearing deposits	3,696,374	32,369	3.52	3,565,904	22,820	2.60
Total interest-bearing deposits	6,264,141	60,407	3.88	5,923,236	40,087	2.74

Borrowings	947,003	7,567	3.21	941,266	7,322	3.15
Subordinated debentures, net	79,483	1,311	6.63	103,638	1,579	6.18
Finance lease	1,483	22	5.97	1,714	25	5.92
Total interest-bearing liabilities	7,292,110	69,307	3.82	6,969,854	49,013	2.85

Noninterest-bearing demand deposits	1,254,201			1,451,654
Other liabilities	93,624			87,807
Total noninterest-bearing liabilities	1,347,825			1,539,461
Stockholders’ equity	1,220,818			1,191,215
Total liabilities and stockholders’ equity	$9,860,753			$9,700,530
Net interest income (tax-equivalent basis)		61,111			67,828
Net interest spread (5)			1.80%			2.32%
Net interest margin (6)			2.64%			3.00%
Tax-equivalent adjustment		(811)			(744)
Net interest income		$60,300			$67,084

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.9 million for the three months ended March 31, 2024, compared with $2.8 million for the three months ended March 31, 2023. Included in noninterest income for the three months ended March 31, 2024 and March 31, 2023 were net gain (losses) on equity securities of $0.1 million and ($0.2) million, respectively. Excluding these items, noninterest income increased $0.8 million when compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase in net gains on sale of loans held-for-sale, primarily Small Business Administration (“SBA”) loans of $0.5 million, an increase in deposit, loan, and other income of $0.2 million and an increase in bank owned life insurance ("BOLI") income of $0.1 million.

Noninterest Expenses

Noninterest expenses totaled $37.1 million for the three months ended March 31, 2024, compared with $34.9 million for the three months ended March 31, 2023. Noninterest expenses increased by $2.2 million when compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase in information technology and communications of $1.3 million, due to additional investments in technology, equipment, and software, FDIC insurance of $0.9 million, primarily attributable to balance sheet growth and a two-basis point increase in the Bank’s initial base rate, occupancy and equipment of $0.3 million, marketing and advertising of $0.2 million, and other expense of $0.1 million, partially offset by decreases in professional and consulting of $0.2 million, salaries and employee benefits of $0.1 million and amortization of core deposit intangibles of $0.1 million.

Income Taxes

Income tax expense was $5.9 million for the three months ended March 31, 2024, compared to $9.1 million for the three months ended March 31, 2023. The decrease in income tax expense was the result of lower income before income tax expense. The effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was 25.5% and 26.7%, respectively. The decrease in the effective tax rate when compared to the three months ended March 31, 2023 is largely attributable to lower taxable income.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	March 31, 2024		December 31, 2023		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,572,494	18.9%	$1,578,730	18.9%	$(6,236)
Commercial real estate	5,829,950	70.2	5,895,545	70.6	(65,595)
Commercial construction	646,593	7.8	620,496	7.4	26,097
Residential real estate	254,214	3.1	256,041	3.1	(1,827)
Consumer	850	-	1,029	-	(179)
Gross loans	$8,304,101	100.0%	$8,351,841	100.0%	$(47,740)

As of March 31, 2024, gross loans totaled $8.3 billion, a decrease of $47.7 million or -0.6%, compared to December 31, 2023.

While the previous table reflects the classification of our loans by loan portfolio segment, the following tables present further disaggregation of our commercial real estate portfolio along with loan-to-value ("LTV") percentages.

	March 31, 2024		December 31, 2023
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$2,496,821	61%	$2,553,401	61%
Nonowner-occupied	2,174,399	53	2,177,585	54
Owner-occupied	929,835	53	930,319	53
Land loans	228,968	45	234,563	45
Total commercial real estate loans (before discount)	5,830,023	56%	5,895,868	56%
Fair value discount	(73)		(323)
Total commercial real estate loans	$5,829,950		$5,895,545

The tables above are further broken down in the following tables by geography:

	March 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,586,258	63.5%	$1,623,666	63.6%
New York	755,714	30.3	789,065	30.9
Florida	7,816	0.3	7,828	0.3
Connecticut	40,504	1.6	36,761	1.4
All Other States	106,529	4.3	96,081	3.8
Total multifamily loans	$2,496,821	100.0%	$2,553,401	100.0%

	March 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$872,766	40.1%	$972,907	44.7%
New York	753,637	34.7	778,842	35.8
Florida	204,839	9.4	205,178	9.4
Connecticut	79,546	3.7	80,067	3.7
All Other States	263,611	12.1	140,592	6.4
Total nonowner occupied	$2,174,399	100.0%	$2,177,585	100.0%

	March 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$466,271	50.2%	$474,905	51.1%
New York	265,327	28.5	267,990	28.8
Florida	50,666	5.4	69,989	7.5
Connecticut	5,849	0.6	5,887	0.6
All Other States	141,722	15.3	111,548	12.0
Total owner-occupied	$929,835	100.0%	$930,319	100.0%

	March 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$97,000	42.4%	$106,884	45.6%
New York	78,433	34.2	77,767	33.1
Florida	52,430	22.9	48,807	20.8
Connecticut	-	-	-	-
All Other States	1,105	0.5	1,105	0.5
Total land	$228,968	100.0%	$234,563	100.0%

In addition, the following tables presents further detail with respect to our owner-occupied and nonowner-occupied borrower concentrations included in the commercial real estate segment.

	March 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$206,551	22.2%	$208,685	22.4%
Office	98,209	10.6	102,886	11.1
Warehouse/Industrial	252,423	27.1	249,557	26.8
Mixed Use	111,121	12.0	116,046	12.5
Other	261,531	28.1	253,145	27.2
Total owner-occupied	$929,835	100.0%	$930,319	100.0%

	March 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$637,734	29.3%	$637,211	29.3%
Office	418,472	19.2	424,479	19.5
Warehouse/Industrial	230,403	10.6	233,518	10.7
Mixed Use	192,996	8.9	192,617	8.8
Other	694,794	32.0	689,760	31.7
Total nonowner-occupied	$2,174,399	100.0%	$2,177,585	100.0%

Allowance for Credit Losses and Related Provision

As of March 31, 2024, the Company’s allowance for credit losses for loans was $82.9 million, an increase of $0.9 million from $82.0 million as of December 31, 2023.

The provision for credit losses, which includes a provision for unfunded commitments, for the three months ended March 31, 2024 and March 31, 2023 was $4.0 million and $1.0 million, respectively. The increase in the provision for credit losses when compared to the comparable period in 2023 reflected increases in changes in macroeconomic forecasts, qualitative factor adjustments and specific reserves.

There were $3.2 million net charge-offs for the three months ended March 31, 2024, compared with $4.5 million in net charge-offs for the three months ended March 31, 2023.  The ACL as a percentage of loans receivable amounted to 1.00% as of March 31, 2024 compared to 0.98% as of December 31, 2023.

              The level of the allowance for the respective periods of 2024 and 2023 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of March 31, 2024 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2024	2023
	(dollars in thousands)
Average loans receivable	$8,332,729	$8,117,572
Analysis of the ACL:
Balance - beginning of quarter	$81,974	$90,513
Charge-offs:
Commercial	(300)	(2,767)
Commercial real estate	(2,885)	(1,716)
Total charge-offs	(3,185)	(4,483)
Recoveries:
Commercial	23	-
Consumer	-	1
Total recoveries	23	1
Net charge-offs	(3,162)	(4,482)
Provision for credit losses – loans	4,057	1,000
Balance - end of period	$82,869	$87,031

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.15%	0.22%
Loans receivable	$8,297,957	$8,132,119
ACL as a percentage of loans receivable	1.00%	1.07%

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

Nonperforming assets include nonaccrual loans and other real estate owned. Nonaccrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of uncollectible amounts of loans at the point they become past due 90 days. As of March 31, 2024, one loan for $23.6 million was past due more than 90 days and still accruing; the loan is well-secured at a loan-to-value of approximately 60% and is in the process of collection.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Nonaccrual loans	$47,438	$52,524
OREO	-	-
Total nonperforming assets (1)	$47,438	$52,524

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.57%	0.63%
Nonperforming assets to total assets	0.48	0.53

Investment Securities

As of March 31, 2024, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended March 31, 2024, average securities, on an amortized cost basis, decreased by $12.6 million to approximately $720.3 million, or 7.7% of average total interest-earning assets, from approximately $732.9 million, or 8.0% of average interest-earning assets, for the three months ended March 31, 2023.

As of March 31, 2024, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $66.7 million as compared with net unrealized losses of $57.8 million as of December 31, 2023. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale securities as of March 31, 2024.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2024 and December 31, 2023, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of March 31, 2024.

Based on our model, which was run as of March 31, 2024, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 6.38%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 2.66%. As of December 31, 2023, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 9.25%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 5.34%.

Based on our model, which was run as of March 31, 2024, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 3.56%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 1.19%. As of December 31, 2023, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 5.68%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 4.29%.

               An economic value of equity ("EVE") analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis points and down 100 basis points. The EVE is likely to be different as interest rates change. Our EVE as of March 31, 2024, would decrease by 12.46% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 4.44% with an instantaneous and parallel rate shock of down 100 basis points. Our EVE as of December 31, 2023, would decrease by 15.09% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 5.75% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of March 31, 2024.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,022,701	(236,296)	(18.77)	+300	$232,637	$(25,878)	(10.01)
+200	1,102,148	(156,849)	(12.46)	+200	242,027	(16,488)	(6.38)
+100	1,189,141	(69,856)	(5.55)	+100	251,514	(7,001)	(2.71)
0	1,258,997	-	-	0	258,515	-	-
-100	1,314,947	55,950	4.44	-100	265,384	6,869	2.66
-200	1,353,483	94,486	7.50	-200	269,020	10,505	4.06
-300	1,382,650	123,653	9.82	-300	273,019	14,504	5.61

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

As of March 31, 2024, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2024, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $706.2 million, which represented 7.2% of total assets and 8.3% of total deposits and borrowings, compared to $516.3 million as of December 31, 2023, which represented 5.2% of total assets and 6.1% of total deposits and borrowings. As of March 31, 2024, not included in the above liquid assets were securities with a market value of $110.7 million which were pledged to the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $105.2 million as of March 31, 2024. As of December 31, 2023, not included in the above liquid assets were securities with a market value of $276.0 million which were pledged to either the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”), or the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $300.5 million as of December 31, 2023.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2024, had the ability to borrow $2.9 billion. The Bank also has a credit facilities established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $1.4 billion as of March 31, 2024. In addition, as of March 31, 2024, the Bank had in place borrowing capacity of $325 million through correspondent banks and other unsecured borrowing lines. As of March 31, 2024, the Bank had aggregate available and unused credit of approximately $3.2 billion, which represents the aforementioned facilities totaling $4.7 billion net of $1.5 billion in outstanding borrowings and letters of credit. As of March 31, 2024, outstanding commitments for the Bank to extend credit were approximately $1.1 billion.

Cash and cash equivalents totaled $277.6 million as of March 31, 2024, increasing by $34.9 million from $242.7 million as of December 31, 2023. Operating activities provided $20.5 million in net cash. Investing activities used $33.1 million in net cash, primarily reflecting a decrease in loans partially offset by an increase in securities. Financing activities used $18.7 million in net cash, primarily reflecting a net decrease of $56.0 million in repayment of FHLB borrowings and partially offset by an increase of $52.5 million in deposits.

Deposits

Deposits are our primary source of funds. Noninterest bearing demand deposit products include “Totally Free Checking” and “Simply Better Checking” for consumer clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both consumer and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts offer paper and/or electronic statements. Time deposits ("TD") are for non-retirement and IRA accounts, generally with initial maturities ranging from 31 days to 60 months, and brokered TDs, which we use for asset liability management purposes and to supplement other sources of funding. Many of our deposit products can be accessed through both our branches and online to provide ease of access to our clients and communities. CDARS/ICS reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC ("the network"). Clients, who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits.  The bank also utilizes internet listing services deposits which are obtained through the use of websites such as Rateline or QwickRate.

Average total deposits increased by $142 million, or 1.9%, to $7.5 billion for the first quarter of 2024 from $7.4 billion for the first quarter of 2023.  The increase in total average deposits was primarily attributed to an increase in time deposits of $210 million, demand, interest-bearing and NOW of $66 million and savings deposits of $65 million, partially offset by a decrease in noninterest-bearing demand deposits of $198 million.

The increase in average time deposits of $210 million for the first quarter of 2024 was primarily attributed to increases of $90 million in nonreciprocal brokered time deposits, $54 million in CDARs, $39 million in retail time deposits and $27 million in internet listing services. The Bank continues to increase its utilization of nonreciprocal brokered time deposits to enhance balance sheet liquidity and because it served as a favorable alternative to other borrowings.

The decrease in average noninterest-bearing demand deposits was consistent with industry trends reflecting higher levels of interest rates which resulted in migration of noninterest-bearing deposits to interest-bearing transaction deposits.

Average demand deposits (including interest-bearing and noninterest-bearing) for the first quarter of 2024 included $1.1 billion in ICS reciprocal deposits, compared to $376 million for the first quarter of 2023. Average time deposits for the first quarter of 2024 included $92 million in CDARS, compared to $38 million for the first quarter of 2023. The increases in ICS reciprocal deposits and CDARS resulted primarily from changes in customer and market sentiment related to the failure of three regional banks in March 2023 and the resulting  migration of client deposits to the IntraFi Network in an effort to increase the level of FDIC deposit insurance for clients.

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

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Year-to-Date Average March 31, 2024		Year-to-Date Average March 31, 2023
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,254,201	-	$1,452,654	-
Demand, interest-bearing & NOW	3,254,823	0.89%	3,188,905	0.66%
Savings	441,551	0.77	376,999	0.50
Time	2,567,767	1.09	2,357,332	0.73
Total average deposits	$7,518,342	0.80%	$7,375,890	0.54%

The following table sets forth information related to the uninsured deposit balances of the Bank.

	March 31, 2024	December 31, 2023
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,397,143	$11,243,254
Estimated uninsured deposits	6,108,775	6,152,454

The Company, on a consolidated basis:
Total deposits	$7,588,654	$7,356,202
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	2,295,121	2,388,545

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	March 31, 2024		December 31, 2023
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$1,290,523	17.0%	$1,259,364	16.7%
Demand, interest-bearing & NOW	3,215,646	42.4	3,326,989	44.1
Savings	459,094	6.0	418,478	5.6
Time	2,623,342	34.6	2,531,371	33.6
Total deposits	$7,588,605	100.0%	$7,536,202	100.0%

Total deposits increased by $53 million, or 0.7%, to $7.6 billion as of March 31, 2024 from $7.5 billion as of December 31, 2023. The increase in total deposits was primarily attributed to increases in time deposits of $92 million, savings deposits of $41 million and noninterest-bearing demand deposits of $31 million, partially offset by decreases in demand, interest-bearing & NOW of $111 million.

Total demand, interest-bearing & NOW deposits as of March 31, 2024 include $1.2 billion in ICS reciprocal deposits, compared to $1.1 billion as of December 31, 2023. Total time deposits as of March 31, 2024 include $68 million in CDARS, compared to $96 million as of December 31, 2023.

Included in time deposits were nonreciprocal brokered deposits of $920 million as of March 31, 2024, which were relatively flat when compared to $917 million as of December 31, 2023.

As of March 31, 2024, we held $648 million of time deposits with balances in excess of $250,000.  The following table provides information on the maturity distribution of the time deposits with balances in excess of $250,000 as of March 31, 2024:

March 31, 2024
(dollars in thousands)
3 months or less	$201,278
Over 3 to 6 months	128,589
Over 6 to 12 months	299,942
Over 12 months	18,086
Total	$647,895

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. The rate as of March 31, 2024 was 8.43%.

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

Stockholders’ Equity

The Company’s stockholders’ equity remained relatively flat at approximately $1.2 billion at both March 31, 2024, and December 31, 2023. Retained earnings increased by $9 million, and was offset by increases in treasury stock of $6 million and accumulated other comprehensive losses of $3 million. As of March 31, 2024, the Company’s tangible common equity ratio and tangible book value per share were 9.25% and $23.26, respectively, compared to 9.25% and $23.14, respectively, as of December 31, 2023. Total goodwill and other intangible assets were $213.9 million as of March 31, 2024, and $214.2 million as of December 31, 2023.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	March 31, 2024	December 31, 2023
	(dollars in thousands, except for share and per share data)
Common equity	$1,105,682	$1,105,693
Less: intangible assets	(213,925)	(214,246)
Tangible common stockholders’ equity	$891,757	$891,447

Total assets	$9,853,964	$9,855,603
Less: intangible assets	(213,925)	(214,246)
Tangible assets	$9,640,039	$9,641,357

Common stock outstanding at period end	38,333,053	38,519,770

Tangible common equity ratio (1)	9.25%	9.25%

Book value per common share	$28.84	$28.70
Less: intangible assets	5.58	5.56
Tangible book value per common share	$23.26	$23.14

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2024 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024	(dollars in thousands)
Tier 1 leverage capital	$1,044,783	10.73%	$389,307	4.00%	NA	NA
CET I risk-based ratio	928,701	10.70	390,690	4.50	NA	NA
Tier 1 risk-based capital	1,044,783	12.03	520,920	6.00	NA	NA
Total risk-based capital	1,205,174	13.88	694,560	8.00	NA	NA

N/A - not applicable

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024			(dollars in thousands)
Tier 1 leverage capital	$1,079,059	11.10%	$389,013	4.00%	482,266	5.00%
CET I risk-based ratio	1,079,059	12.43	390,683	4.50	564,320	6.50
Tier 1 risk-based capital	1,079,059	12.43	520,911	6.00	694,547	8.00
Total risk-based capital	1,164,450	13.41	694,547	8.00	868,184	10.00

As of March 31, 2024, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 3.38% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.91% above the minimum buffer ratio.

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

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended March 31, 2024, the Company repurchased a total of 282,370 shares. As of March 31, 2024, shares remaining for repurchase under the program were 641,118.

The following table details share repurchases for the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	-	n/a	-	923,488
February 1, 2024 - February 29, 2024	207,370	20.56	207,370	716,118
March 1, 2024 - March 31, 2024	75,000	19.66	282,370	641,118

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: May 3, 2024		Date: May 3, 2024