Form 10-Q
period 2024-06-30
ConnectOne Bancorp, Inc.
filed 2024-08-02
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	38,368,217 shares
(Title of Class)	(Outstanding as of August 2, 2024)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks	$47,105	$61,421
Interest-bearing deposits with banks	246,408	181,293
Cash and cash equivalents	293,513	242,714

Investment securities	620,579	617,162
Equity securities	19,743	18,564

Loans held-for-sale	435	-

Loans receivable	8,157,903	8,345,145
Less: Allowance for credit losses - loans	82,077	81,974
Net loans receivable	8,075,826	8,263,171

Investment in restricted stock, at cost	43,403	51,457
Bank premises and equipment, net	28,881	30,779
Accrued interest receivable	48,262	49,108
Bank owned life insurance	240,985	237,644
Right of use operating lease assets	13,359	12,007
Goodwill	208,372	208,372
Core deposit intangibles	5,232	5,874
Other assets	125,141	118,751
Total assets	$9,723,731	$9,855,603
LIABILITIES
Deposits:
Noninterest-bearing	$1,268,882	$1,259,364
Interest-bearing	6,307,132	6,276,838
Total deposits	7,576,014	7,536,202
Borrowings	756,144	933,579
Subordinated debentures, net	79,692	79,439
Operating lease liabilities	14,435	13,171
Other liabilities	73,219	76,592
Total liabilities	8,499,504	8,638,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of June 30, 2024 and as of December 31, 2023; outstanding 115,000 shares as of June 30, 2024 and as of December 31, 2023	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,250,617 shares as of June 30, 2024 and 42,122,948 shares as of December 31, 2023; outstanding 38,365,069 shares as of June 30, 2024 and 38,519,770 as of December 31, 2023	586,946	586,946
Additional paid-in capital	33,955	33,182
Retained earnings	610,759	590,970
Treasury stock, at cost 3,885,548 common shares as of June 30, 2024 and 3,603,178 as of December 31, 2023	(76,116)	(70,296)
Accumulated other comprehensive loss	(42,244)	(35,109)
Total stockholders’ equity	1,224,227	1,216,620
Total liabilities and stockholders’ equity	$9,723,731	$9,855,603

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$120,145	$111,048	$240,233	$217,951
Interest and dividends on investment securities:
Taxable	4,683	4,029	9,017	8,258
Tax-exempt	1,121	1,247	2,275	2,339
Dividends	1,217	945	2,342	1,843
Interest on federal funds sold and other short-term investments	2,841	4,056	5,747	7,031
Total interest income	130,007	121,325	259,614	237,422
Interest expense
Deposits	62,086	50,714	122,493	90,801
Borrowings	6,482	6,768	15,382	15,694
Total interest expense	68,568	57,482	137,875	106,495
Net interest income	61,439	63,843	121,739	130,927
Provision for credit losses	2,500	3,000	6,500	4,000
Net interest income after provision for credit losses	58,939	60,843	115,239	126,927
Noninterest income
Deposit, loan and other income	1,654	1,545	3,246	2,948
Income on bank owned life insurance	1,677	1,553	3,341	3,084
Net gains on sale of loans held-for-sale	1,277	550	1,783	599
Net losses on equity securities	(209)	(210)	(123)	(401)
Total noninterest income	4,399	3,438	8,247	6,230
Noninterest expenses
Salaries and employee benefits	22,786	21,751	44,982	44,013
Occupancy and equipment	2,899	2,677	5,908	5,438
FDIC insurance	1,800	1,715	3,600	2,665
Professional and consulting	1,923	1,932	3,851	4,126
Marketing and advertising	613	556	1,290	1,088
Information technology and communications	4,198	3,644	8,587	6,705
Amortization of core deposit intangibles	321	371	642	743
Other components of net periodic pension expense	(65)	(25)	(130)	(51)
Other expenses	3,119	2,829	5,929	5,593
Total noninterest expenses	37,594	35,450	74,659	70,320
Income before income tax expense	25,744	28,831	48,827	62,837
Income tax expense	6,688	7,437	12,566	16,514
Net income	19,056	21,394	36,261	46,323
Preferred dividends	1,509	1,509	3,018	3,018
Net income available to common stockholders	$17,547	$19,885	$33,243	$43,305
Earnings per common share
Basic	$0.46	$0.51	$0.87	$1.11
Diluted	0.46	0.51	0.86	1.10

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$19,056	$21,394	$36,261	$46,323
Other comprehensive income (loss), net of tax
Unrealized holding losses on available-for-sale securities arising during the period
Net losses arising during the period	(3,263)	(7,348)	(12,229)	(2,865)
Total	(3,263)	(7,348)	(12,229)	(2,865)
Unrealized gains on cash flow hedges
Net gains on cash flow hedges arising during the period	3,204	10,085	13,164	7,036
Less reclassification adjustment for net gains included in net income	(4,085)	(2,764)	(8,132)	(5,747)
Total	(881)	7,321	5,032	1,289
Defined benefit pension and post-retirement benefit plans
Amortization of actuarial net loss	32	52	62	103
Total other comprehensive (loss) income, net of tax	(4,112)	25	(7,135)	(1,473)
Total comprehensive income	$14,944	$21,419	$29,126	$44,850

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended June 30, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2024	$110,927	$586,946	$32,866	$600,118	$(76,116)	$(38,132)	$1,216,609
Net income	-	-	-	19,056	-	-	19,056
Other comprehensive loss, net of tax	-	-	-	-	-	(4,112)	(4,112)
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.18 per share)	-	-	-	(6,906)	-	-	(6,906)
Restricted stock grants, net of forfeitures (32,016 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,089	-	-	-	1,089
Balance as of June 30, 2024	$110,927	$586,946	$33,955	$610,759	$(76,116)	$(42,244)	$1,224,227

	Three Months Ended June 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2023	$110,927	$586,946	$31,350	$553,261	$(57,652)	$(33,862)	$1,190,970
Net income	-	-	-	21,394	-	-	21,394
Other comprehensive income, net of tax	-	-	-	-	-	25	25
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.17 per share)	-	-	-	(6,648)	-	-	(6,648)
Exercise of stock options (269 shares)	-	-	4	-	-	-	4
Restricted stock grants, net of forfeitures (37,332 shares)	-	-	-	-	-	-	-
Share redemption for tax withholding on performance units and deferred stock units earned	-	-	(1,836)	-	-	-	(1,836)
Repurchase of treasury stock (270,000 shares)	-	-	-	-	(4,225)	-	(4,225)
Stock-based compensation expense	-	-	1,222	-	-	-	1,222
Balance as of June 30, 2023	$110,927	$586,946	$30,740	$566,498	$(61,877)	$(33,837)	$1,199,397

(continued)

	Six Months Ended June 30, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620
Net income	-	-	-	36,261	-	-	36,261
Other comprehensive loss, net of tax	-	-	-	-	-	(7,135)	(7,135)
Cash dividends paid on preferred stock ($0.65625 per depositary share)	-	-	-	(3,018)	-	-	(3,018)
Cash dividends paid on common stock ($0.35 per share)	-	-	-	(13,454)	-	-	(13,454)
Restricted stock grants, net of forfeitures (68,462 shares)	-	-	-	-	-	-	-
Stock grants (1,533 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (33,604 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (24,070 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,324)	-	-	-	(1,324)
Repurchase of treasury stock (282,370 shares)	-	-	-	-	(5,820)	-	(5,820)
Stock-based compensation expense	-	-	2,097	-	-	-	2,097
Balance as of June 30, 2024	$110,927	$586,946	$33,955	$610,759	$(76,116)	$(42,244)	$1,224,227

	Six Months Ended June 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	46,323	-	-	46,323
Other comprehensive loss, net of tax	-	-	-	-	-	(1,473)	(1,473)
Cash dividends declared on preferred stock ($0.65625 per depositary share)	-	-	-	(3,018)	-	-	(3,018)
Cash dividends declared on common stock ($0.34 per share)	-	-	-	(12,722)	-	-	(12,722)
Exercise of stock options (6,742 shares)	-	-	85	-	-	-	85
Restricted stock grants, net of forfeitures (86,534 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (32,068 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (48,140 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,836)	-	-	-	(1,836)
Repurchase of treasury stock (485,163 shares)	-	-	-	-	(9,078)	-	(9,078)
Stock-based compensation expense	-	-	2,365	-	-	-	2,365
Balance as of June 30, 2023	$110,927	$586,946	$30,740	$566,498	$(61,877)	$(33,837)	$1,199,397

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$36,261	$46,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,185	2,211
Provision for credit losses	6,500	4,000
Amortization of intangibles	642	743
Net accretion of loans	(472)	(1,248)
Accretion on bank premises	(24)	(24)
Accretion on deposits	(65)	(177)
Amortization on borrowings, net	11	11
Stock-based compensation	2,097	2,365
Losses on equity securities, net	123	401
Gains on sale of loans held-for-sale, net	(1,783)	(599)
Loans originated for resale	(12,511)	(10,084)
Proceeds from sale of loans held-for-sale	13,859	18,382
Loss on sale of other real estate owned	-	22
Increase in cash surrender value of bank owned life insurance	(3,341)	(3,084)
Amortization of premium and accretion of discounts on securities available-for-sale	401	565
Amortization of subordinated debentures issuance costs	253	932
Decrease (increase) in accrued interest receivable	846	(175)
Net change in operating leases	(88)	(85)
Decrease (increase) in other assets	1,176	(5,378)
Decrease in other liabilities	(3,251)	(17,463)
Net cash provided by operating activities	42,819	37,638

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(48,814)	(14,678)
Maturities, calls and principal repayments	30,209	32,403
Purchase of equity securities	(1,302)	(2,540)
Net redemptions (purchases) of restricted investment in bank stocks	8,054	(84)
Payments on loans held-for-sale	-	25
Net decrease (increase) in loans	181,281	(48,168)
Purchases of premises and equipment	(263)	(3,480)
Proceeds from sale of OREO	-	242
Net cash provided by (used in) investing activities	169,165	(36,280)

Cash flows from financing activities
Net increase in deposits	39,877	181,852
Advances of Federal Home Loan Bank (“FHLB”) borrowings	595,587	1,377,000
Repayments of FHLB borrowings	(773,033)	(1,407,032)
Repayments of subordinated debt	-	(75,000)
Cash dividends on preferred stock	(3,018)	(3,018)
Cash dividends paid on common stock	(13,454)	(12,722)
Repurchase of treasury stock	(5,820)	(9,078)
Proceeds from exercise of stock options	-	85
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,324)	(1,836)
Net cash (used in) provided by financing activities	(161,185)	50,251
Net change in cash and cash equivalents	50,799	51,609
Cash and cash equivalents at beginning of period	242,714	268,315
Cash and cash equivalents at end of period	$293,513	$319,924

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$137,520	$104,752
Income taxes	15,594	18,655

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-sale to held-for-investment	-	16,156
Transfer of loans from held-for-investment to held-for-sale	-	11,197

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except for per share data)	2024	2023	2024	2023
Net income available to common stockholders	$17,547	$19,885	$33,243	$43,305
Earnings allocated to participating securities	(46)	(53)	(89)	(98)
Income attributable to common stock	$17,501	$19,832	$33,154	$43,207

Weighted average common shares outstanding, including participating securities	38,421	39,078	38,383	39,127
Weighted average participating securities	(101)	(104)	(103)	(88)
Weighted average common shares outstanding	38,320	38,974	38,280	39,039
Incremental shares from assumed conversions of options, performance units and restricted shares	129	43	173	135
Weighted average common and equivalent shares outstanding	38,449	39,017	38,453	39,174

Earnings per common share:
Basic	$0.46	$0.51	$0.87	$1.11
Diluted	0.46	0.51	0.86	1.10

There were no antidilutive share equivalents during the six months ended June 30, 2024 and  June 30, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Investment Securities

All of the Company’s investment securities are classified as available-for-sale as of June 30, 2024 and December 31, 2023. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2024 and December 31, 2023. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of June 30, 2024 and December 31, 2023.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
June 30, 2024
Investment securities available-for-sale:
Federal agency obligations	$93,088	$205	$(11,918)	$81,375	$-
Residential mortgage pass-through securities	446,631	148	(60,787)	385,992	-
Commercial mortgage pass-through securities	25,115	-	(3,697)	21,418	-
Obligations of U.S. states and political subdivisions	145,574	73	(19,977)	125,670	-
Corporate bonds and notes	5,000	-	(22)	4,978	-
Asset-backed securities	1,012	-	(12)	1,000	-
Other securities	146	-	-	146	-
Total investment securities available-for-sale	$716,566	$426	$(96,413)	$620,579	$-

December 31, 2023
Investment securities available-for-sale:
Federal agency obligations	$55,898	$189	$(10,761)	$45,326	$-
Residential mortgage pass-through securities	462,004	620	(51,433)	411,191	-
Commercial mortgage pass-through securities	25,240	-	(3,676)	21,564	-
Obligations of U.S. states and political subdivisions	148,795	415	(16,505)	132,705	-
Corporate bonds and notes	5,000	-	(27)	4,973	-
Asset-backed securities	1,260	-	(22)	1,238	-
Other securities	165	-	-	165	-
Total investment securities available-for-sale	$698,362	$1,224	$(82,424)	$617,162	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Investment Securities – (continued)

Investment securities having a carrying value of approximately $197.0 million and $358.0 million as of June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window, Bank Term Funding Program ("BTFP") borrowings, and access to unutilized Federal Home Loan Bank advances and for other purposes required or permitted by law. The BTFP was a temporary facility of the Federal Reserve and expired on March 11, 2024, contributing to the decrease in pledged securities as noted above. As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of June 30, 2024, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	June 30, 2024
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$2,284	$2,279
Due after one year through five years	6,300	6,248
Due after five years through ten years	2,223	2,161
Due after ten years	233,867	202,335
Residential mortgage pass-through securities	446,631	385,992
Commercial mortgage pass-through securities	25,115	21,418
Other securities	146	146
Total investment securities available-for-sale	$716,566	$620,579

There were no realized gains or losses on securities during the six months ended June 30, 2024 and June 30, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$57,109	$(11,918)	$19,579	$(129)	$37,530	$(11,789)
Residential mortgage pass-through securities	373,145	(60,787)	15,527	(92)	357,618	(60,695)
Commercial mortgage pass-through securities	21,419	(3,697)	-	-	21,419	(3,697)
Obligations of U.S. states and political subdivisions	114,985	(19,977)	20,002	(558)	94,983	(19,419)
Corporate bonds and notes	4,978	(22)	2,984	(16)	1,994	(6)
Asset-backed securities	1,001	(12)	-	-	1,001	(12)
Total temporarily impaired securities	$572,637	$(96,413)	$58,092	$(795)	$514,545	$(95,618)

	December 31, 2023
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$40,779	$(10,761)	$1,689	$(65)	$39,090	$(10,696)
Residential mortgage pass-through securities	382,042	(51,433)	4,138	(51)	377,904	(51,382)
Commercial mortgage pass-through securities	21,565	(3,676)	-	-	21,565	(3,676)
Obligations of U.S. states and political subdivisions	101,189	(16,505)	1,340	(7)	99,849	(16,498)
Corporate bonds and notes	4,973	(27)	2,993	(7)	1,980	(20)
Asset-backed securities	1,238	(22)	-	-	1,238	(22)
Total temporarily impaired securities	$551,786	$(82,424)	$10,160	$(130)	$541,626	$(82,294)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale totaled $2.3 million as of both June 30, 2024 and December 31, 2023.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of June 30, 2024.

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

Derivatives Designated as Hedges

Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:

1) Cash flow hedges: changes in fair value are recognized as a component in other comprehensive income

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item. As of June 30, 2024, the Bank was not utilizing fair value hedges.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

Cash Flow Hedges

The Company during 2021, 2022 and 2024 entered into twelve pay fixed-rate interest rate swaps, with a total notional amount of $550 million. These are designated as cash flow hedges of outstanding Federal Home Loan Bank advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.72% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The twelve swaps carry expiration dates ranging from December 2025 to March 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The Company previously entered into two forward starting interest rate cap spread transactions, one with a total notional amount of $150 million, which became effective on October 1, 2022 and which matures in October of 2027 and one interest rate cap spread transaction, with a total notional amount of $75 million, which became effective in November 2022 and which matures in November of 2027. These are designated as cash flow hedges of brokered certificates of deposits, and the interest rate cap spread is indexed to a benchmark of fed funds with payment required on a monthly basis. The structure of these instruments is such that the Company entered into a total of $225 million in notional amount of sold interest rate cap agreements, in which we are required to pay the counterparty an incremental amount if the index rate exceeds a set cap rate. Simultaneously, the Company purchased a total of $225 million notional amount of interest rate cap agreements in which we receive an incremental amount if the index rate is above a set cap rate. No payments are required if the index rate is at, or below, the cap rate on the sold or purchased interest rate cap agreements.

Net interest income recorded on these swap and interest rate cap transactions totaled approximately $5.7 million and $11.3 million and $5.0 million and $9.3 million during the three and six months ended June 30, 2024 and June 30, 2023, respectively, and is recorded as a component of either interest expense on FHLB Advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Derivatives – (continued)

The following table presents the net gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Six Months Ended June 30, 2024
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$17,337	$(11,312)	$-

	Six Months Ended June 30, 2023
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$10,064	$(8,221)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,000,000	$48,734	$950,000	$43,805

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Commercial	$1,501,732	$1,578,730
Commercial real estate	5,763,869	5,895,545
Commercial construction	639,168	620,496
Residential real estate	256,786	256,041
Consumer	945	1,029
Gross loans	8,162,500	8,351,841
Net deferred loan fees	(4,597)	(6,696)
Total loans receivable	$8,157,903	$8,345,145

As of  June 30, 2024 and December 31, 2023, loans totaling approximately $5.7 billion and $5.8 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale - The following table sets forth the composition of the Company’s loans held-for-sale as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Residential real estate	$435	$-
Total loans held-for-sale	$435	$-

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,928	$10,850	$12,778
Commercial real estate	-	29,585	29,585
Commercial construction	409	1,795	2,204
Residential real estate	237	1,222	1,459
Total	$2,574	$43,452	$46,026

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the six months ended June 30, 2024 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$16,275	$148,282	$195,059	$283,478	$32,453	$122,418	$652,444	$1,450,409
Special mention	-	-	11,090	2,810	1,634	9,920	11,150	36,604
Substandard	-	250	739	230	-	12,773	727	14,719
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$16,275	$148,532	$206,888	$286,518	$34,087	$145,111	$664,321	$1,501,732
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$300	$300

Commercial Real Estate
Pass	$100,404	$273,253	$1,534,768	$1,562,051	$357,702	$1,509,393	$371,401	$5,708,972
Special mention	-	-	-	-	-	15,072	-	15,072
Substandard	-	-	-	1,867	-	37,958	-	39,825
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$100,404	$273,253	$1,534,768	$1,563,918	$357,702	$1,562,423	$371,401	$5,763,869
YTD gross charge-offs	$-	$-	$-	$-	$-	$6,481	$-	$6,481

Commercial Construction
Pass	$9,500	$582	$2,124	$9,071	$6,236	$10,500	$590,251	$628,264
Special mention	-	-	-	-	-	-	8,700	8,700
Substandard	-	-	-	-	-	-	2,204	2,204
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$9,500	$582	$2,124	$9,071	$6,236	$10,500	$601,155	$639,168
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$11,222	$15,126	$41,597	$21,675	$21,004	$104,637	$36,626	$251,887
Special mention	-	-	-	-	-	643	2,797	3,440
Substandard	-	-	-	536	-	686	237	1,459
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$11,222	$15,126	$41,597	$22,211	$21,004	$105,966	$39,660	$256,786
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$809	$27	$10	$-	$-	$-	$99	$945
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$809	$27	$10	$-	$-	$-	$99	$945
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$138,210	$437,270	$1,773,558	$1,876,275	$417,395	$1,746,948	$1,650,821	$8,040,477
Special mention	-	-	11,090	2,810	1,634	25,635	22,647	63,816
Substandard	-	250	739	2,633	-	51,417	3,168	58,207
Doubtful	-	-	-	-	-	-	-	-
Grand total	$138,210	$437,520	$1,785,387	$1,881,718	$419,029	$1,824,000	$1,676,636	$8,162,500
YTD gross charge-offs	$-	$-	$-	$-	$-	$6,481	$300	$6,781

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated for impairment as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$1,677	$10,174	$11,851
Commercial real estate	29,585	-	29,585
Commercial construction	2,204	-	2,204
Residential real estate	813	-	813
Total	$34,279	$10,174	$44,453

	December 31, 2023
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$4,949	$10,387	$15,336
Commercial real estate	39,986	-	39,986
Commercial construction	8,700	-	8,700
Residential real estate	5,941	-	5,941
Total	$59,576	$10,387	$69,963

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding the effect of net deferred fees, which are past due as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,667	$427	$-	$12,778	$14,872	$1,486,860	$1,501,732
Commercial real estate	-	4,876	-	29,585	34,461	5,729,408	5,763,869
Commercial construction	-	-	-	2,204	2,204	636,964	639,168
Residential real estate	-	1,813	-	1,459	3,272	253,514	256,786
Consumer	-	-	-	-	-	945	945
Total	$1,667	$7,116	$-	$46,026	$54,809	$8,107,691	$8,162,500

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$555	$-	$-	$12,827	$13,382	$1,565,348	$1,578,730
Commercial real estate	527	-	-	36,192	36,719	5,858,826	5,895,545
Commercial construction	-	23,600	-	-	23,600	596,896	620,496
Residential real estate	275	226	-	3,505	4,006	252,035	256,041
Consumer	-	-	-	-	-	1,029	1,029
Total	$1,357	$23,826	$-	$52,524	$77,707	$8,274,134	$8,351,841

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, and collectively, for impairment, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	June 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$337	$-	$-	$-	$-	$337
Collectively evaluated	19,458	53,098	4,472	4,484	3	81,515
Acquired with deteriorated credit quality	225	-	-	-	-	225
Total	$20,020	$53,098	$4,472	$4,484	$3	$82,077

Gross loans
Individually analyzed	$12,188	$29,585	$2,204	$813	$-	$44,790
Collectively evaluated	1,489,083	5,734,284	636,964	255,973	945	8,117,249
Acquired with deteriorated credit quality	461	-	-	-	-	461
Total	$1,501,732	$5,763,869	$639,168	$256,786	$945	$8,162,500

	December 31, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$-	$941	$-	$-	$-	$941
Collectively evaluated	20,215	51,337	4,739	4,320	5	80,616
Acquired with deteriorated credit quality	417	-	-	-	-	417
Total	$20,632	$52,278	$4,739	$4,320	$5	$81,974

Gross loans
Individually analyzed	$15,336	$39,986	$8,700	$5,941	$-	$69,963
Collectively evaluated	1,562,910	5,855,559	611,796	250,100	1,029	8,281,394
Acquired with deteriorated credit quality	484	-	-	-	-	484
Total	$1,578,730	$5,895,545	$620,496	$256,041	$1,029	$8,351,841

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2024 is summarized in the tables below.

	Three Months Ended June 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of March 31, 2024	$20,735	$52,794	$5,011	$4,326	$3	$82,869
Charge-offs	-	(3,595)	-	-	-	(3,595)
Recoveries	324	-	-	-	-	324
(Reversal of) provision for credit losses - loans	(1,039)	3,899	(539)	158	-	2,479

Balance as of June 30, 2024	$20,020	$53,098	$4,472	$4,484	$3	$82,077

	Six Months Ended June 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Charge-offs	(300)	(6,480)	-	-	-	(6,780)
Recoveries	347	-	-	-	-	347
(Reversal of) provision for credit losses - loans	(659)	7,300	(267)	164	(2)	6,536

Balance as of June 30, 2024	$20,020	$53,098	$4,472	$4,484	$3	$82,077

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2023 is summarized in the table below.

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

	Three Months Ended
	June 30, 2024
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$11,150	$-	$-	$11,150	0.75%
Residential real estate	1,417	-	-	1,417	0.01

	Six Months Ended
	June 30, 2024
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$11,150	$126	$-	$11,276	0.75%
Residential real estate	1,417	-	-	1,417	0.01

The above table consists of two commercial loans and one residential real estate loan that were modified during the six months ended June 30, 2024 where the borrower was experiencing financial difficulty. An $11.1 million commercial loan was a six-month term extension, while a $0.1 million commercial loan was a three-month payment deferral. The $1.4 million residential real estate loan involved the freezing of a loan commitment, combined with a 10-year term extension.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

	Three Months Ended
	June 30, 2023
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$-	$-	$-	$-	0.00%
Commercial real estate	213			213	0.00%

	Six Months Ended
	June 30, 2023
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$53	$-	$-	$53	0.00%
Commercial real estate	213			213	0.00%

The above table consists of one commercial loan and one commercial real estate loan that were modified during the six months ended June 30, 2023 where the borrower was experiencing financial difficulty. The $50 thousand commercial loan was a 3-year term extension, while the $213 thousand commercial real estate loan was a 15-year term extension.

The Company closely monitors the performance of loans that are modified to borrower’s experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the payment status of loans that have been modified in the last twelve months.

	June 30, 2024
	Current	30-89 Days Past Due	90 Days or Greater Past Due and Still Accruing
	(dollars in thousands)
Commercial	$21,559	$-	$-
Commercial real estate	7,272	-	-
Residential real estate	1,417	-	-

  Loan Modifications to Borrowers Experiencing Financial Difficulty:

During the six months ended June 30, 2024 and June 30, 2023, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

    There were no loans to borrowers experiencing financial difficulty that had a payment default during the six months ended June 30, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for (reversal of) credit losses on the Company’s income statement. The following table presents a roll forward of the allowance for credit losses for unfunded commitments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2024	2023
	(dollars in thousands)
Balance at beginning of period	$2,754	$3,064
Provision for (reversal of) credit losses - unfunded commitments	21	(245)
Balance at end of period	$2,775	$2,819

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
	(dollars in thousands)
Balance at beginning of period	$2,811	$3,036
Reversal of credit losses - unfunded commitments	(36)	(217)
Balance at end of period	$2,775	$2,819

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Loans and the Allowance for Credit Losses – (continued)

Components of Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2024	2023
	(dollars in thousands)
Provision for credit losses – loans	$2,479	$3,245
Provision for (reversal of) credit losses - unfunded commitments	21	(245)
Provision for credit losses	$2,500	$3,000

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
	(dollars in thousands)
Provision for credit losses – loans	$6,536	$4,217
Reversal of credit losses - unfunded commitments	(36)	(217)
Provision for credit losses	$6,500	$4,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2024 and December 31, 2023 are as follows:

		June 30, 2024
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$81,375	$-	$81,375	$-
Residential mortgage pass-through securities	385,992	-	385,992	-
Commercial mortgage pass-through securities	21,418	-	21,418	-
Obligations of U.S. states and political subdivision	125,670	-	118,919	6,751
Corporate bonds and notes	4,978	-	4,978	-
Asset-backed securities	1,000	-	1,000	-
Other securities	146	146	-	-
Total available-for-sale	620,579	146	613,682	6,751

Equity securities	19,743	9,693	10,050	-
Derivatives	48,734	-	48,734	-
Total assets	$689,056	$9,839	$672,466	$6,751

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2024 and during the year ended December 31, 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of June 30, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$775	$-	$-	$775

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$657	$-	$-	$657
Commercial real estate	7,005	-	-	7,005

Collateral dependent loans – Collateral dependent loans as of June 30, 2024 that required a valuation allowance were $1.0 million with a related valuation allowance of $0.2 million compared to $7.7 million with a related valuation allowance of $1.4 million as of December 31, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and for the year ended December 31, 2023:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2024	$7,122
Principal paydowns	(150)
Change in unrealized loss	(221)
Ending balance, June 30, 2024	$6,751

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2023	$7,349
Principal paydowns	(272)
Changes in unrealized gain	45
Ending balance, December 31, 2023	$7,122

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$6,751	Discounted cash flows	Discount rate	4.8%

December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,122	Discounted cash flows	Discount rate	4.3%

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

June 30, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial	$775	Appraisals of collateral value	Adjustment for comparable sales	-7.5% to +25% (+0.8%)

December 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$657	Appraisals of collateral value	Adjustment for comparable sales	-7.5% to +25% (+.1%)
Commercial real estate loans	7,005	Appraisals of collateral value	Adjustment for comparable sales	-15% to +0% (-10.3%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2024 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2024 and December 31, 2023:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

June 30, 2024
Financial assets:
Cash and due from banks	$293,513	$293,513	$293,513	$-	$-
Securities available-for-sale	620,579	620,579	146	613,682	6,751
Restricted investments in bank stocks	43,403	n/a	n/a	n/a	n/a
Equity securities	19,743	19,743	9,693	10,050	-
Net loans	8,075,826	7,832,816	-	-	7,832,816
Derivatives - interest rate contracts	48,734	48,734	-	48,734	-
Accrued interest receivable	48,262	48,262	-	5,891	42,371

Financial liabilities:
Noninterest-bearing deposits	1,268,882	1,268,882	1,268,882	-	-
Interest-bearing deposits	6,307,132	6,287,889	3,713,967	2,573,922	-
Borrowings	756,144	753,394	-	753,394	-
Subordinated debentures	79,692	79,680	-	79,680	-
Accrued interest payable	10,309	10,309	-	10,309	-

December 31, 2023
Financial assets:
Cash and due from banks	$242,714	$242,714	$242,714	$-	$-
Investment securities available-for-sale	617,162	617,162	165	609,875	7,122
Restricted investment in bank stocks	51,457	n/a	n/a	n/a	n/a
Equity securities	18,564	18,564	9,867	8,697	-
Net loans	8,263,171	8,001,504	-	-	8,001,504
Derivatives - interest rate contracts	43,805	43,805	-	43,805	-
Accrued interest receivable	49,108	49,108	-	5,387	43,721

Financial liabilities:
Noninterest-bearing deposits	1,259,364	1,259,364	1,259,364	-	-
Interest-bearing deposits	6,276,838	6,256,444	3,745,467	2,510,977	-
Borrowings	933,579	932,081	.	932,081	-
Subordinated debentures	79,439	77,952	-	77,952	-
Accrued interest payable	10,152	10,152	-	10,152	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income on cash flow hedges	$5,683	$3,953	$11,312	$8,220	Borrowings and deposits expense
	(1,598)	(1,189)	(3,180)	(2,473)	Income tax expense
	$4,085	$2,764	$8,132	$5,747

Amortization of pension plan net actuarial losses	$(43)	$(74)	$(86)	$(148)	Other components of net periodic pension expense
	11	22	24	45	Income tax benefit
	$(32)	$(52)	$(62)	$(103)
Total reclassification	$4,053	$2,712	$8,070	$5,644

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(70,064)	$(57,835)
Cash flow hedge, net of tax	29,842	24,810
Defined benefit pension and post-retirement plans, net of tax	(2,022)	(2,084)
Total	$(42,244)	$(35,109)

Note 8. Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2024. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2024 were approximately 338,684. The Company intends to issue all shares under the Plan in the form of newly issued shares.

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

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and six months ended June 30, 2024 was $1.1 and $2.1 respectively. Stock-based compensation expense for the three and six months ended June 30, 2023 was $1.2 million and $2.4 million, respectively.

Activity under the Company’s restricted stock for the six months ended June 30, 2024 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	115,805	$17.85
Granted	71,843	18.93
Vested	(76,643)	18.41
Forfeited/cancelled/expired	(1,848)	18.95
Nonvested as of June 30, 2024	109,157	$18.15

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Stock-Based Compensation – (continued)

As of June 30, 2024, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.3 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2023	164,231		$23.06
Awarded	91,691		19.01
Change in estimate	(10,774)		11.93
Vested shares	(53,041)		25.24
Forfeited/cancelled/expired	(10,260)		23.10
Unearned as of June 30, 2024	181,847	302,196	$21.04

As of June 30, 2024, the specific number of shares related to performance units that were expected to vest was 181,847, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of June 30, 2024, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 302,196. During the six months ended June 30, 2024, 53,041 shares vested. A total of 28,971 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the six months ended June 30, 2024 were 24,070 shares. As of June 30, 2024, compensation cost of approximately $2.7 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2023	188,348	$22.11
Awarded	81,736	19.01
Vested shares	(73,013)	22.98
Forfeited/cancelled/expired	(7,360)	21.53
Unearned as of June 30, 2024	189,711	$20.46

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the six months ended June 30, 2024, 73,013 shares vested. A total of 39,409 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the six months ended June 30, 2024 were 33,604 shares. As of June 30, 2024, compensation cost of approximately $2.0 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.6 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2024	2023
	(dollars in thousands)
Service cost	$-	$-
Interest cost	106	110	Other components of net periodic pension expense
Expected return on plan assets	(214)	(209)	Other components of net periodic pension expense
Net amortization	43	74	Other components of net periodic pension expense
Total periodic pension income	$(65)	$(25)

	Six Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2024	2023
	(dollars in thousands)
Service cost	$-	$-
Interest cost	212	220	Other components of net periodic pension expense
Expected return on plan assets	(428)	(419)	Other components of net periodic pension expense
Net amortization	86	148	Other components of net periodic pension expense
Total periodic pension income	$(130)	$(51)

               Contributions

The Company did not contribute to the Pension Trust during the six months ended June 30, 2024. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2024. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 10. Deposits

              Time Deposits

As of June 30, 2024 and December 31, 2023, the Company's total time deposits were $2.6 billion and $2.5 billion, respectively. Included in time deposits were gross nonreciprocal brokered time deposits of $889.6 million and $916.8 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the contractual maturities of these time deposits were as follows (dollars in thousands):

2024	$1,411,458
2025	903,364
2026	234,734
2027	39,007
2028	5,246
thereafter	471
Time deposits (before net discount)	$2,594,280
Fair value net discount	(1,115)
Total time deposits (after net discount)	$2,593,165

The amount of time deposits with balances in excess of $250,000 were $729.5 million and $643.4 million as of June 30, 2024 and December 31, 2023, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$603,587	5.50%	$881,000	5.57%
1 year through less than 2 years	75,000	3.30	25,000	1.00
2 years through less than 3 years	52,050	4.19	2,050	2.23
3 years through less than 4 years	25,276	4.17	293	2.85
4 years through 5 years	-	0.00	25,000	4.18
After 5 years	278	2.96	294	2.96
FHLB borrowings - gross	756,191	5.15%	933,637	5.41%
Fair value discount	(47)		(58)
Total FHLB borrowings	$756,144		$933,579

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of June 30, 2024 were primarily collateralized by approximately $2.8 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of June 30, 2024 the Company had remaining borrowing capacity of approximately $1.5 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of June 30, 2024 was 8.44%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of June 30, 2024 and December 31, 2023.

As of June 30, 2024
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2024 and December 31, 2023. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by, or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities such as the ongoing conflict between Ukraine and Russia and instability in the Middle East, may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, and (11) the impact of health emergencies or natural disasters on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Results Overview

Net income available to common stockholders for the three months ended June 30, 2024 was $17.5 million compared to $19.9 million for the comparable three-month period ended June 30, 2023. The Company’s diluted earnings per share were $0.46 for the three months ended June 30, 2024 as compared with diluted earnings per share of $0.51 for the comparable three-month period ended June 30, 2023. The $2.3 million decrease in net income available to common stockholders and the $0.05 decrease in diluted earnings per share versus the second quarter of 2023 were due to a $2.4 million decrease in net interest income and a $2.1 million increase in noninterest expenses, partially offset by a $1.0 million increase in noninterest income, a $0.7 million decrease in income tax expense and a $0.5 million decrease in provision for credit losses.

Net income available to common stockholders for the six months ended June 30, 2024 was $33.2 million compared to $43.3 million for the comparable six-month period ended June 30, 2023. The Company’s diluted earnings per share were $0.86 for the six months ended June 30, 2024 as compared with diluted earnings per share of $1.10 for the comparable six-month period ended June 30, 2023. The $10.1 million decrease in net income available to common stockholders and the $0.24 decrease in diluted earnings per share versus the comparable six-month period ended June 30, 2023 were due to a $9.2 million decrease in net interest income, a $4.3 million increase in noninterest expenses, and a $2.5 million increase in provision for credit losses, partially offset by a $3.9 million decrease in income tax expense and a $2.0 increase in noninterest income.

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

Fully taxable equivalent net interest income for the three months ended June 30, 2024 decreased by $2.4 million, or 3.7%, from the three months ended June 30, 2023. The decrease primarily resulted from a nine basis-point decrease in the net interest margin to 2.72% from 2.81%, partially offset by a $63.5 million, or 0.8%, increase in average total loans. The contraction of the net interest margin was primarily attributable to a 73 basis-point increase in the average costs of deposits, partially offset by a 42 basis-point increase in the loan portfolio yield.

Fully taxable equivalent net interest income for the six months ended June 30, 2024 decreased by $9.1 million, or 6.9%, from the six months ended June 30, 2023. The decrease primarily resulted from a 21 basis-point decrease in the net interest margin to 2.68% from 2.89%, partially offset by a $132.6 million, or 1.6%, increase in average total loans. The contraction of the net interest margin was primarily attributable to a 94 basis-point increase in the average costs of deposits, partially offset by a 47 basis-point increase in the loan portfolio yield.

The following table, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended June 30, 2024 and 2023, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$739,591	$6,102	3.32%	$726,315	$5,607	3.10%
Total loans (2) (3) (4)	8,212,825	120,663	5.91	8,149,374	111,501	5.49
Federal funds sold and interest-bearing deposits with banks	212,811	2,841	5.37	309,458	4,056	5.26
Restricted investment in bank stocks	44,823	1,217	10.92	42,932	945	8.83
Total interest-earning assets	9,210,050	130,823	5.71	9,228,079	122,109	5.31
Noninterest-earning assets
Allowance for credit losses	(84,681)			(87,473)
Other noninterest-earning assets	620,484			624,976
Total assets	$9,745,853			$9,765,582

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,587,706	28,898	4.49	$2,658,673	23,778	3.59
Other interest-bearing deposits	3,721,167	33,188	3.59	3,640,939	26,936	2.97
Total interest-bearing deposits	6,308,873	62,086	3.96	6,299,612	50,714	3.23

Borrowings	787,256	5,150	2.63	756,303	5,438	2.88
Subordinated debentures, net	79,609	1,311	6.62	79,104	1,306	6.62
Finance lease	1,416	21	5.96	1,658	24	5.81
Total interest-bearing liabilities	7,177,154	68,568	3.84	7,136,677	57,482	3.23

Noninterest-bearing demand deposits	1,256,251			1,347,268
Other liabilities	91,827			84,594
Total noninterest-bearing liabilities	1,348,078			1,431,862
Stockholders’ equity	1,220,621			1,197,043
Total liabilities and stockholders’ equity	$9,745,853			$9,765,582
Net interest income (tax-equivalent basis)		62,255			64,627
Net interest spread (5)			1.87%			2.08%
Net interest margin (6)			2.72%			2.81%
Tax-equivalent adjustment		(816)			(784)
Net interest income		$61,439			$63,843

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Six Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$729,947	$11,897	3.28%	$729,604	$11,219	3.08%
Total loans (2) (3) (4)	8,272,826	241,255	5.86	8,140,255	218,856	5.39
Federal funds sold and interest-bearing with banks	215,512	5,747	5.36	285,014	7,031	4.95
Restricted investment in bank stocks	48,385	2,342	9.73	46,400	1,843	7.97
Total interest-earning assets	9,266,670	261,241	5.67	9,201,273	238,949	5.21
Noninterest-earning assets:
Allowance for credit losses	(84,343)			(88,820)
Other noninterest-earning assets	620,976			620,782
Total assets	$9,803,303			$9,733,235

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,577,737	56,936	4.44	$2,508,835	41,045	3.28
Other interest-bearing deposits	3,708,771	65,557	3.55	3,599,582	49,756	2.77
Total interest-bearing deposits	6,286,508	122,493	3.92	6,108,417	90,801	2.98

Borrowings	867,129	12,717	2.95	848,273	12,035	2.85
Subordinated debentures	79,546	2,622	6.63	91,303	3,609	7.93
Finance lease	1,450	43	5.96	1,686	50	5.95
Total interest-bearing liabilities	7,234,633	137,875	3.83	7,049,679	106,495	3.03

Demand deposits	1,255,225			1,403,220
Other liabilities	92,725			86,191
Total noninterest-bearing liabilities	1,347,950			1,489,411
Stockholders’ equity	1,220,720			1,194,145
Total liabilities and stockholders’ equity	$9,803,303			$9,733,235
Net interest income (tax-equivalent basis)		123,366			132,454
Net interest spread (5)			1.84%			2.18%
Net interest margin (6)			2.68%			2.89%
Tax-equivalent adjustment		(1,627)			(1,527)
Net interest income		$121,739			$130,927

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $4.4 million for the three months ended June 30, 2024, compared with $3.4 million for the three months ended June 30, 2023. Included in noninterest income for both the three months ended June 30, 2024 and June 30, 2023 were net losses on equity securities of $0.2 million. Noninterest income increased $1.0 million when compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase in net gains on sale of loans held-for-sale of $0.7 million, an increase in deposit, loan, and other income of $0.1 million and an increase in bank owned life insurance ("BOLI") income of $0.1 million.

Noninterest income totaled $8.2 million for the six months ended June 30, 2024, compared with $6.2 million for the six months ended June 30, 2023. Included in noninterest income for the six months ended June 30, 2024 and June 30, 2023 were net losses on equity securities of $0.1 million and $0.4 million, respectively. Excluding these items, noninterest income increased $1.7 million when compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase in net gains on sale of loans held-for-sale of $1.2 million, an increase in deposit, loan, and other income of $0.3 million and an increase in bank owned life insurance ("BOLI") income of $0.2 million.

Noninterest Expenses

Noninterest expenses totaled $37.6 million for the three months ended June 30, 2024, compared with $35.5 million for the three months ended June 30, 2023. Noninterest expenses increased by $2.1 million when compared to the three months ended June 30, 2023. The increase was primarily attributable to increases in salaries and employee benefits of $1.0 million, due to increases in incentive-based compensation accruals, information technology and communications of $0.6 million, due to additional investments in technology, equipment, and software, other expenses of $0.3 million, occupancy and equipment of $0.2 million, marketing and advertising $0.1 million and FDIC insurance of $0.1 million.

Noninterest expenses totaled $74.7 million for the six months ended June 30, 2024, compared with $70.3 million for the six months ended June 30, 2023. Noninterest expenses increased by $4.3 million when compared to the six months ended June 30, 2023. The increase was caused by the items discussed above and primarily reflect increases in information technology and communications of $1.9 million, FDIC insurance of $0.9 million, salaries and employee benefits of $0.9 million, occupancy and equipment of $0.5 million, other expenses of $0.3 million and marketing and advertising of $0.2 million, partially offset by decreases of $0.3 million in professional and consulting and $0.1 million in amortization of core deposit intangibles.

Income Taxes

Income tax expense was $6.7 million for the three months ended June 30, 2024, compared to $7.4 million for the three months ended June 30, 2023. The decrease in income tax expense was the result of lower income before income tax expense. The effective tax rate for the three months ended June 30, 2024 and June 30, 2023 was 26.0% and 25.8%, respectively.

Income tax expense was $12.6 million for the six months ended June 30, 2024, compared to $16.5 million for the six months ended June 30, 2023. The decrease in income tax expense was the result of lower income before income tax expense. The effective tax rate for the six months ended June 30, 2024 and June 30, 2023 was 25.7% and 26.3%, respectively. The decrease in the effective tax rate when compared to the six months ended June 30, 2023 is largely attributable to lower taxable income.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	June 30, 2024		December 31, 2023		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,501,732	18.4%	$1,578,730	18.9%	$(76,998)
Commercial real estate	5,763,869	70.6	5,895,545	70.6	(131,676)
Commercial construction	639,168	7.8	620,496	7.4	18,672
Residential real estate	256,786	3.2	256,041	3.1	745
Consumer	945	-	1,029	-	(84)
Gross loans	$8,162,500	100.0%	$8,351,841	100.0%	$(189,341)

As of June 30, 2024, gross loans totaled $8.2 billion, a decrease of $189.3 million or 2.3%, compared to December 31, 2023.

While the previous table reflects the classification of our loans by loan portfolio segment, the following tables present further disaggregation of our commercial real estate portfolio along with loan-to-value ("LTV") percentages.

	June 30, 2024		December 31, 2023
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$2,489,205	61%	$2,553,401	61%
Nonowner-occupied	2,168,145	53	2,177,585	54
Owner-occupied	891,113	51	930,319	53
Land loans	215,249	45	234,563	45
Total commercial real estate loans (before discount)	$5,763,712	56%	$5,895,868	56%
Fair value premium (discount)	157		(323)
Total commercial real estate loans	$5,763,869		$5,895,545

The tables above are further broken down in the following tables by geography:

	June 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,576,764	63.4%	$1,623,666	63.6%
New York	747,324	30.0	789,065	30.9
Florida	7,805	0.3	7,828	0.3
Connecticut	40,420	1.6	36,761	1.4
All Other States	116,892	4.7	96,081	3.8
Total multifamily loans	$2,489,205	100.0%	$2,553,401	100.0%

	June 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$849,390	39.2%	$972,907	44.7%
New York	759,743	35.0	778,842	35.8
Florida	205,611	9.5	205,178	9.4
Connecticut	79,029	3.6	80,067	3.7
All Other States	274,372	12.7	140,592	6.4
Total nonowner occupied	$2,168,145	100.0%	$2,177,585	100.0%

	June 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$427,500	48.0%	$474,905	51.1%
New York	266,473	29.9	267,990	28.8
Florida	50,188	5.6	69,989	7.5
Connecticut	5,810	0.7	5,887	0.6
All Other States	141,142	15.8	111,548	12.0
Total owner-occupied	$891,113	100.0%	$930,319	100.0%

	June 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$100,575	46.7%	$106,884	45.6%
New York	57,682	26.8	77,767	33.1
Florida	54,387	25.3	48,807	20.8
Connecticut	-	-	-	-
All Other States	2,605	1.2	1,105	0.5
Total land	$215,249	100.0%	$234,563	100.0%

In addition, the following tables present further details with respect to our nonowner-occupied and owner-occupied borrower concentrations included in the commercial real estate segment.

	June 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$631,606	29.1%	$637,211	29.3%
Office	418,985	19.3	424,479	19.5
Warehouse/Industrial	227,965	10.5	233,518	10.7
Mixed Use	192,670	8.9	192,617	8.8
Other	696,919	32.2	689,760	31.7
Total nonowner-occupied	$2,168,145	100.0%	$2,177,585	100.0%

	June 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$205,517	23.1%	$208,685	22.4%
Office	93,757	10.5	102,886	11.1
Warehouse/Industrial	255,058	28.6	249,557	26.8
Mixed Use	106,856	12.0	116,046	12.5
Other	229,925	25.8	253,145	27.2
Total owner-occupied	$891,113	100.0%	$930,319	100.0%

Allowance for Credit Losses and Related Provision

As of June 30, 2024, the Company’s allowance for credit losses for loans was $82.1 million, an increase of $0.1 million from $82.0 million as of December 31, 2023.

The provision for credit losses, which includes a provision for unfunded commitments, for the three and six months ended June 30, 2024 was $2.5 million and $6.5 million, respectively, compared to $3.0 million and $4.0 million, for the three and six months ended June 30, 2023, respectively. The decrease in the provision for credit losses during the three months ended June 30, 2024, when compared to the comparable period in 2023 reflected decreases to the general reserve and specific reserves. The increase in the provision for credit losses during the six months ended June 30, 2024, when compared to the comparable period in 2023 reflected an increase to specific reserves and a decrease to the general reserve.

There were $3.3 million and $6.4 million in net charge-offs for the three and six months ended June 30, 2024 compared with $1.0 million and $5.5 million in net charge-offs for the three and six months ended June 30, 2023 respectively. Net charge-offs during the six months ended June 30, 2024 consisted of charges related to a group of multifamily loans, while the net charge-offs during the six months ended June 30, 2023 were primarily the result of the resolution of certain nonaccrual taxi loans and one owner-occupied commercial real estate loan that was previously reserved for.

The level of the allowance for the respective periods of 2024 and 2023 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of June 30, 2024 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	June 30,
	2024	2023
	(dollars in thousands)
Average loans receivable	$8,212,656	$8,140,859
Analysis of the ACL:
Balance - beginning of quarter	$82,869	$87,002
Charge-offs:
Commercial	-	(1,100)
Commercial real estate	(3,595)	-
Residential real estate	-	(18)
Total charge-offs	(3,595)	(1,118)
Recoveries:
Commercial	324	9
Residential real estate	-	67
Total recoveries	324	76
Net charge-offs	(3,271)	(1,042)
Provision for credit losses – loans	2,479	3,245
Balance - end of period	$82,077	$89,205

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.16%	0.05%
Loans receivable	$8,157,903	$8,148,540
ACL as a percentage of loans receivable	1.01%	1.09%

	Six Months Ended
	June 30,
	2024	2023
	(dollars in thousands)
Average loans receivable	$8,272,692	$8,129,280
Analysis of the ACL:
Balance - beginning of quarter	$81,974	$90,513
Charge-offs:
Commercial	(300)	(3,867)
Commercial real estate	(6,480)	(1,717)
Residential real estate	-	(18)
Total charge-offs	(6,780)	(5,602)
Recoveries:
Commercial	347	9
Residential real estate	-	68
Total recoveries	347	77
Net charge-offs	(6,433)	(5,525)
Provision for credit losses – loans	6,536	4,217
Balance - end of period	$82,077	$89,205

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.16%	0.14%
Loans receivable	$8,157,903	$8,148,540
ACL as a percentage of loans receivable	1.01%	1.09%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Nonaccrual loans	$46,026	$52,524
OREO	-	-
Total nonperforming assets (1)	$46,026	$52,524

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.56%	0.63%
Nonperforming assets to total assets	0.47	0.53

Investment Securities

As of June 30, 2024, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended June 30, 2024, average securities, on an amortized cost basis, increased by $13.3 million to approximately $739.6 million, or 8.0% of average total interest-earning assets, from approximately $726.3 million, or 7.9% of average interest-earning assets, for the three months ended June 30, 2023. For the six months ended June 30, 2024, average securities, on an amortized cost basis increased by $0.3 million to approximately $729.9 million, or 7.9% of average total interest-earning assets, from approximately $729.6 million, or 7.9% of average interest-earning assets, for the six months ended June 30, 2023.

As of June 30, 2024, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $70.0 million as compared with net unrealized losses of $57.8 million as of December 31, 2023. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale securities as of June 30, 2024.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2024 and December 31, 2023, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of June 30, 2024.

Based on our model, which was run as of June 30, 2024, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 6.65%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 1.56%. As of December 31, 2023, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 9.25%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 5.34%.

Based on our model, which was run as of June 30, 2024, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 2.86%, while a 100 basis-point instantaneous and parallel decrease in interest rates would decrease net interest income by 0.25%. As of December 31, 2023, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 5.68%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 4.29%.

An economic value of equity ("EVE") analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis points and down 100 basis points. The EVE is likely to be different as interest rates change. Our EVE as of June 30, 2024, would decrease by 12.33% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 2.44% with an instantaneous and parallel rate shock of down 100 basis points. Our EVE as of December 31, 2023, would decrease by 15.09% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 5.75% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of June 30, 2024.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$784,644	(183,590)	(18.96)	300	$213,402	$(25,210)	(10.57)
+200	848,897	(119,337)	(12.33)	200	222,740	(15,872)	(6.65)
+100	918,010	(50,224)	(5.19)	100	232,145	(6,467)	(2.71)
0	968,234	-	-	0	238,612	-	-
-100	991,852	23,618	2.44	-100	242,335	3,723	1.56
-200	994,032	25,798	2.66	-200	242,592	3,980	1.67
-300	985,231	16,997	1.76	-300	243,503	4,891	2.05

Certain model limitations are inherent in the methodology used in the EVE and net interest income measurements. The models require the making of certain assumptions which may tend to oversimplify the way actual yields and costs respond to changes in market interest rates. The models assume that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured, thus they do not consider the Company’s strategic plans, or any other steps it may take to respond to changes in rates over the forecasted period of time. Additionally, the models assume immediate changes in interest rates, based on yield curves as of a point-in-time, which are reflected in a parallel, instantaneous and uniform manner across all yield curves, when in reality changes may rarely be of this nature. The models also utilize data derived from historical performance and as interest rates change the actual performance of loan prepayments, rate sensitivities, and average life assumptions may deviate from assumptions utilized in the models and can impact the results. Accordingly, although the above measurements provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates. Given the nature and speed with which interest rates change, the projections noted above on the Company’s EVE and net interest income can be expected to differ from actual results.

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

Liquidity

Management actively monitors and manages its liquidity position to determine any current or potential future liquidity needs. Liquidity is a measure of a bank’s ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity and funding needs are managed through the Bank's Treasury functions and the Asset Liability Committee. An internal policy addresses liquidity and funds management and management monitors the adherence to policy limits to satisfy current and potential future cash flow needs. The policy includes internal limits, deposit concentrations, liquidity sources and availability, stress testing, collateral management, contingency funding plan and other qualitative and quantitative metrics.

As of June 30, 2024, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2024, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $731.2 million, which represented 7.5% of total assets and 8.8% of total deposits and borrowings, compared to $516.3 million as of December 31, 2023, which represented 5.2% of total assets and 6.1% of total deposits and borrowings. As of June 30, 2024, not included in the above liquid assets were securities with a market value of $107.2 million which were pledged to the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $102.2 million as of June 30, 2024. As of December 31, 2023, not included in the above liquid assets were securities with a market value of $276.0 million which were pledged to either the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”), or the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $300.5 million as of December 31, 2023.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2024, had the ability to borrow $2.8 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $1.4 billion as of June 30, 2024. In addition, as of June 30, 2024, the Bank had in place borrowing capacity of $305 million through correspondent banks and other unsecured borrowing lines. As of June 30, 2024, the Bank had aggregate available and unused credit of approximately $3.2 billion, which represents the aforementioned facilities totaling $4.5 billion net of $1.3 billion in outstanding borrowings and letters of credit. As of June 30, 2024, outstanding commitments for the Bank to extend credit were approximately $1.1 billion.

Cash and cash equivalents totaled $293.5 million as of June 30, 2024, increasing by $50.8 million from $242.7 million as of December 31, 2023. Operating activities provided $42.8 million in net cash. Investing activities provided $169.2 million in net cash, primarily reflecting an increase in loans. Financing activities used $161.2 million in net cash, primarily reflecting $177.4 million in net repayments of FHLB borrowings and partially offset by an increase of $39.9 million in deposits.

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

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Quarter-to-Date Average June 30, 2024		Quarter-to-Date Average June 30, 2023
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,256,251	-	$1,347,268	-
Demand, interest-bearing & NOW	3,240,134	3.64%	3,279,785	3.05%
Savings	481,033	3.25	361,154	2.19
Time	2,587,706	4.49	2,658,673	3.59
Total average deposits	$7,565,124	3.30%	$7,646,880	2.66%

   Average total deposits decreased by $82 million, or 1.1%, during the second quarter of 2024 when compared to the second quarter of 2023. The decrease in total average deposits was primarily attributed to decreases in noninterest-bearing demand deposits of $91 million, time deposits of $71.0 million and interest-bearing and NOW deposits of $40 million, partially offset by increases in savings deposits of $120 million.

The decrease in average time deposits of $71.0 million during the second quarter of 2024 was primarily attributed to decreases in CDARs of $124 million, nonreciprocal brokered time deposits of $94 million and internet listing services of $16 million, partially offset by an increase in retail time deposits of $163 million. The Bank continues its utilization of nonreciprocal brokered time deposits to enhance balance sheet liquidity as it remains a favorable alternative to other borrowings.

The decrease in average noninterest-bearing demand deposits was consistent with industry trends reflecting higher levels of interest rates which resulted in migration of noninterest-bearing deposits to interest-bearing transaction deposits.

Average demand deposits (including interest-bearing and noninterest-bearing) for the second quarter of 2024 included $1.2 billion in ICS reciprocal deposits, compared to $1.1 billion for the second quarter of 2023. Average time deposits for the second quarter of 2024 included $61 million in CDARS, compared to $184 million for the second quarter of 2023. The decrease in CDARS was attributed to maturities that did not renew.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Year-to-Date Average June 30, 2024		Year-to-Date Average June 30, 2023
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,255,225	-	$1,403,220	-
Demand, interest-bearing & NOW	3,247,479	3.61%	3,230,549	2.85%
Savings	461,292	3.17	369,033	2.10
Time	2,577,737	4.44	2,508,835	3.28
Total average deposits	$7,541,733	3.27%	$7,511,637	2.42%

Average total deposits increased by $30 million, or 0.4%, during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The increase in total average deposits was primarily attributed to increases in savings deposits of $92 million, time deposits of $69 million, and interest-bearing and NOW deposits of $17 million, partially offset by decreases in noninterest-bearing demand deposits of $148 million.

The increase in average time deposits of $69 million during the six months ended June 30, 2024 was primarily attributed to increases in retail time deposits of $101 million and internet listing services of $5 million, partially offset by decreases in CDARs of $35 million and nonreciprocal brokered time deposits of $2 million.

The decrease in average noninterest-bearing demand deposits was consistent with industry trends reflecting higher levels of interest rates which resulted in migration of noninterest-bearing deposits to interest-bearing transaction deposits.

Average demand deposits (including interest-bearing and noninterest-bearing) during the six months ended June 30, 2024 included $1.1 billion in ICS reciprocal deposits, compared to $0.7 billion during the six months ended June 30, 2023. Average time deposits during the six months ended June 30, 2024 included $76 million in CDARS, compared to $111 million during the six months ended June 30, 2023. The decrease in CDARS was attributed to maturities that did not renew.

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

The following table sets forth information related to the uninsured deposit balances of the Bank.

	June 30, 2024	December 31, 2023
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,493,169	$11,243,254
Estimated uninsured deposits	6,344,752	6,152,454

The Company, on a consolidated basis:
Total deposits	$7,588,654	$7,356,202
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	2,412,640	2,388,545

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	June 30, 2024		December 31, 2023
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$1,268,882	16.8%	$1,259,364	16.7%
Demand, interest-bearing & NOW	3,212,891	42.4	3,326,989	44.1
Savings	501,076	6.6	418,478	5.6
Time	2,593,165	34.2	2,531,371	33.6
Total deposits	$7,576,014	100.0%	$7,536,202	100.0%

Total deposits increased by $40 million, or 0.5%, to $7.6 billion as of June 30, 2024 from $7.5 billion as of December 31, 2023. The increase in total deposits was primarily attributed to increases in savings deposits of $83 million, time deposits of $62 and noninterest-bearing demand deposits of $9 million, partially offset by decreases in demand, interest-bearing demand deposits & NOW deposits of $114 million.

Total demand, interest-bearing & NOW deposits as of June 30, 2024 include $1.2 billion in ICS reciprocal deposits, compared to $1.1 billion as of December 31, 2023. Total time deposits as of June 30, 2024 include $61 million in CDARS, compared to $96 million as of December 31, 2023.

Included in time deposits were nonreciprocal brokered deposits of $890 million as of June 30, 2024, which were relatively flat when compared to $917 million as of December 31, 2023.

As of June 30, 2024, we held $730 million of time deposits with balances in excess of $250,000. The following table provides information on the maturity distribution of the time deposits with balances in excess of $250,000 as of June 30, 2024:

June 30, 2024
(dollars in thousands)
3 months or less	$222,239
Over 3 to 6 months	192,937
Over 6 to 12 months	281,673
Over 12 months	32,653
Total	$729,502

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures' floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of June 30, 2024 was 8.44%.

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

Stockholders’ Equity

The Company’s stockholders’ equity remained relatively flat at approximately $1.2 billion at both June 30, 2024, and December 31, 2023. Retained earnings increased by $20 million and was offset by increases in treasury stock of $6 million and accumulated other comprehensive losses of $7 million. As of June 30, 2024, the Company’s tangible common equity ratio and tangible book value per share were 9.46% and $23.45, respectively, compared to 9.25% and $23.14, respectively, as of December 31, 2023. Total goodwill and other intangible assets were $213.6 million as of June 30, 2024, and $214.2 million as of December 31, 2023.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	June 30, 2024	December 31, 2023
	(dollars in thousands, except for share and per share data)
Common equity	$1,113,300	$1,105,693
Less: intangible assets	(213,604)	(214,246)
Tangible common stockholders’ equity	$899,696	$891,447

Total assets	$9,723,731	$9,855,603
Less: intangible assets	(213,604)	(214,246)
Tangible assets	$9,510,127	$9,641,357

Common stock outstanding at period end	38,365,069	38,519,770

Tangible common equity ratio (1)	9.46%	9.25%

Book value per common share	$29.02	$28.70
Less: intangible assets	5.57	5.56
Tangible book value per common share	$23.45	$23.14

(1)	Tangible common equity ratio is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2024 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024	(dollars in thousands)
Tier 1 leverage capital	$1,056,834	10.97%	$385,324	4.00%	NA	NA
CET I risk-based ratio	940,752	10.90	388,275	4.50	NA	NA
Tier 1 risk-based capital	1,056,834	12.25	517,700	6.00	NA	NA
Total risk-based capital	1,216,462	14.10	690,267	8.00	NA	NA

N/A - not applicable

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024			(dollars in thousands)
Tier 1 leverage capital	$1,086,753	11.29%	$384,986	4.00%	481,232	5.00%
CET I risk-based ratio	1,086,753	12.60	388,268	4.50	560,832	6.50
Tier 1 risk-based capital	1,086,753	12.60	517,691	6.00	690,254	8.00
Total risk-based capital	1,171,380	13.58	690,254	8.00	862,818	10.00

As of June 30, 2024, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 3.60% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.08% above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended June 30, 2024, the Company did not repurchase any shares. As of June 30, 2024, shares remaining for repurchase under the program were 641,118.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: August 2, 2024		Date: August 2, 2024