Form 10-Q
period 2024-09-30
ConnectOne Bancorp, Inc.
filed 2024-11-05
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	38,370,317 shares
(Title of Class)	(Outstanding as of November 5, 2024)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks	$61,093	$61,421
Interest-bearing deposits with banks	186,155	181,293
Cash and cash equivalents	247,248	242,714

Investment securities	646,713	617,162
Equity securities	20,399	18,564

Loans receivable	8,111,976	8,345,145
Less: Allowance for credit losses - loans	82,494	81,974
Net loans receivable	8,029,482	8,263,171

Investment in restricted stock, at cost	42,772	51,457
Bank premises and equipment, net	29,068	30,779
Accrued interest receivable	46,951	49,108
Bank owned life insurance	242,016	237,644
Right of use operating lease assets	14,211	12,007
Goodwill	208,372	208,372
Core deposit intangibles	4,935	5,874
Other assets	107,436	118,751
Total assets	$9,639,603	$9,855,603
LIABILITIES
Deposits:
Noninterest-bearing	$1,262,568	$1,259,364
Interest-bearing	6,261,537	6,276,838
Total deposits	7,524,105	7,536,202
Borrowings	742,133	933,579
Subordinated debentures, net	79,818	79,439
Operating lease liabilities	15,252	13,171
Other liabilities	38,799	76,592
Total liabilities	8,400,107	8,638,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value; $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of September 30, 2024 and as of December 31, 2023; outstanding 115,000 shares as of September 30, 2024 and as of December 31, 2023	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,253,765 shares as of September 30, 2024 and 42,122,948 shares as of December 31, 2023; outstanding 38,368,217 shares as of September 30, 2024 and 38,519,770 as of December 31, 2023	586,946	586,946
Additional paid-in capital	34,995	33,182
Retained earnings	619,497	590,970
Treasury stock, at cost 3,885,548 common shares as of September 30, 2024 and 3,603,178 as of December 31, 2023	(76,116)	(70,296)
Accumulated other comprehensive loss	(36,753)	(35,109)
Total stockholders’ equity	1,239,496	1,216,620
Total liabilities and stockholders’ equity	$9,639,603	$9,855,603

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$119,280	$115,405	$359,513	$333,356
Interest and dividends on investment securities:
Taxable	4,740	4,128	13,757	12,386
Tax-exempt	1,119	1,136	3,394	3,475
Dividends	1,048	907	3,390	2,750
Interest on federal funds sold and other short-term investments	4,055	2,110	9,802	9,141
Total interest income	130,242	123,686	389,856	361,108
Interest expense
Deposits	63,785	56,043	186,278	146,844
Borrowings	5,570	5,286	20,952	20,980
Total interest expense	69,355	61,329	207,230	167,824
Net interest income	60,887	62,357	182,626	193,284
Provision for credit losses	3,800	1,500	10,300	5,500
Net interest income after provision for credit losses	57,087	60,857	172,326	187,784
Noninterest income
Deposit, loan and other income	1,817	1,605	5,063	4,553
Income on bank owned life insurance	2,145	1,597	5,486	4,681
Net gains on sale of loans held-for-sale	343	633	2,126	1,232
Net gains (losses) on equity securities	432	(273)	309	(674)
Total noninterest income	4,737	3,562	12,984	9,792
Noninterest expenses
Salaries and employee benefits	22,957	22,251	67,809	66,213
Occupancy and equipment	2,889	2,738	8,797	8,176
FDIC insurance	1,800	1,800	5,400	4,465
Professional and consulting	2,147	1,834	5,998	5,960
Marketing and advertising	635	554	1,925	1,642
Information technology and communications	4,464	3,487	13,051	10,192
Merger expenses	742	-	742	-
Amortization of core deposit intangibles	297	347	939	1,090
Other expenses	2,710	2,773	8,639	8,366
Total noninterest expenses	38,641	35,784	113,300	106,104
Income before income tax expense	23,183	28,635	72,010	91,472
Income tax expense	6,022	7,228	18,588	23,742
Net income	17,161	21,407	53,422	67,730
Preferred dividends	1,509	1,509	4,527	4,527
Net income available to common stockholders	$15,652	$19,898	$48,895	$63,203
Earnings per common share
Basic	$0.41	$0.51	$1.27	$1.62
Diluted	0.41	0.51	1.27	1.61

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$17,161	$21,407	$53,422	$67,730

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	18,894	(23,108)	6,665	(25,973)
Net unrealized (losses) gains on cash flow hedges	(13,433)	3,479	(8,401)	4,768
Pension plan adjustments	30	52	92	155
Total Other comprehensive income (loss), net of tax	5,491	(19,577)	(1,644)	(21,050)
Total comprehensive income	$22,652	$1,830	$51,778	$46,680

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended September 30, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2024	$110,927	$586,946	$33,955	$610,759	$(76,116)	$(42,244)	$1,224,227
Net income	-	-	-	17,161	-	-	17,161
Other comprehensive income, net of tax	-	-	-	-	-	5,491	5,491
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.18 per share)	-	-	-	(6,914)	-	-	(6,914)
Net shares issued in satisfaction of deferred stock units earned (3,938 shares)	-	-	-	-	-	-	-
Forfeitures of restricted stock grants (790 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(79)	-	-	-	(79)
Stock-based compensation expense	-	-	1,119	-	-	-	1,119
Balance as of September 30, 2024	$110,927	$586,946	$34,995	$619,497	$(76,116)	$(36,753)	$1,239,496

	Three Months Ended September 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2023	$110,927	$586,946	$30,740	$566,498	$(61,877)	$(33,837)	$1,199,397
Net income	-	-	-	21,407	-	-	21,407
Other comprehensive loss, net of tax	-	-	-	-	-	(19,577)	(19,577)
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.17 per share)	-	-	-	(6,620)	-	-	(6,620)
Exercise of stock options (646 shares)	-	-	11	-	-	-	11
Net shares issued in satisfaction of deferred stock units earned (3,938 shares)	-	-	-	-	-	-	-
Restricted stock grants, net of forfeitures (2,477 shares)	-	-	-	-	-	-	-
Repurchase of treasury stock (316,789 shares)	-	-	-	-	(6,231)	-	(6,231)
Stock-based compensation expense	-	-	1,276	-	-	-	1,276
Balance as of September 30, 2023	$110,927	$586,946	$32,027	$579,776	$(68,108)	$(53,414)	$1,188,154

(continued)

	Nine Months Ended September 30, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620
Net income	-	-	-	53,422	-	-	53,422
Other comprehensive loss, net of tax	-	-	-	-	-	(1,644)	(1,644)
Cash dividends paid on preferred stock ($0.984375 per depositary share)	-	-	-	(4,527)	-	-	(4,527)
Cash dividends paid on common stock ($0.53 per share)	-	-	-	(20,368)	-	-	(20,368)
Restricted stock grants, net of forfeitures (67,672 shares)	-	-	-	-	-	-	-
Stock grants (1,533 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (37,542 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (24,070 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,403)	-	-	-	(1,403)
Repurchase of treasury stock (282,370 shares)	-	-	-	-	(5,820)	-	(5,820)
Stock-based compensation expense	-	-	3,216	-	-	-	3,216
Balance as of September 30, 2024	$110,927	$586,946	$34,995	$619,497	$(76,116)	$(36,753)	$1,239,496

	Nine Months Ended September 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	67,730	-	-	67,730
Other comprehensive loss, net of tax	-	-	-	-	-	(21,050)	(21,050)
Cash dividends declared on preferred stock ($0.984375 per depositary share)	-	-	-	(4,527)	-	-	(4,527)
Cash dividends declared on common stock ($0.51 per share)	-	-	-	(19,342)	-	-	(19,342)
Exercise of stock options (7,388 shares)	-	-	96	-	-	-	96
Restricted stock grants, net of forfeitures (84,057 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (36,006 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (52,353 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,836)	-	-	-	(1,836)
Repurchase of treasury stock (801,952 shares)	-	-	-	-	(15,309)	-	(15,309)
Stock-based compensation expense	-	-	3,641	-	-	-	3,641
Balance as of September 30, 2023	$110,927	$586,946	$32,027	$579,776	$(68,108)	$(53,414)	$1,188,154

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$53,422	$67,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,284	3,355
Provision for credit losses	10,300	5,500
Amortization of intangibles	939	1,090
Net accretion of loans	(692)	(1,618)
Accretion on bank premises	(37)	(37)
Accretion on deposits	(81)	(232)
Amortization on borrowings, net	16	16
Stock-based compensation	3,216	3,641
(Gains) losses on equity securities, net	(309)	674
Gains on sale of loans held-for-sale, net	(2,126)	(1,232)
Loans originated for resale	(18,202)	(19,511)
Proceeds from sale of loans held-for-sale	20,328	29,531
Loss on sale of other real estate owned	-	22
Increase in cash surrender value of bank owned life insurance	(5,486)	(4,681)
Amortization of premium and accretion of discounts on securities available-for-sale	598	821
Amortization of subordinated debentures issuance costs	379	1,058
Decrease (increase) in accrued interest receivable	2,157	(733)
Net change in operating leases	(123)	(23)
Increase in other assets	(1,617)	(6,861)
Decrease in other liabilities	(37,505)	(13,949)
Net cash provided by operating activities	28,461	64,561

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(66,743)	(33,454)
Maturities, calls and principal repayments	47,753	49,590
Purchase of equity securities	(1,526)	(2,540)
Net redemptions (purchases) of restricted investment in bank stocks	8,685	(2,783)
Payments on loans held-for-sale	-	25
Net decrease (increase) in loans	223,922	(82,847)
Proceeds from life insurance death benefits	1,114	-
Purchases of premises and equipment	(1,536)	(3,950)
Proceeds from sale of OREO	-	242
Net cash provided by (used in) investing activities	211,669	(75,717)

Cash flows from financing activities
Net (decrease) increase in deposits	(12,016)	82,105
Advances of Federal Home Loan Bank (“FHLB”) borrowings	630,587	2,391,500
Repayments of FHLB borrowings	(822,049)	(2,361,548)
Repayments of subordinated debt	-	(75,000)
Cash dividends on preferred stock	(4,527)	(4,527)
Cash dividends paid on common stock	(20,368)	(19,342)
Repurchase of treasury stock	(5,820)	(15,309)
Proceeds from exercise of stock options	-	96
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,403)	(1,836)
Net cash used in financing activities	(235,596)	(3,861)
Net change in cash and cash equivalents	4,534	(15,017)
Cash and cash equivalents at beginning of period	242,714	268,315
Cash and cash equivalents at end of period	$247,248	$253,298

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$205,762	$164,108
Income taxes	21,084	27,377

Supplemental disclosures of noncash activities
Investing:
Transfer of loans from held-for-sale to held-for-investment	-	11,197
Transfer of loans from held-for-investment to held-for-sale	-	16,156

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its 23 other banking offices. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

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

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods to conform to the current period presentation. The reclassifications had no material effect on net income or total stockholders' equity.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination

On September 4, 2024, the Parent Corporation and The First of Long Island Corporation (Nasdaq: FLIC) (“First of Long Island”), parent company of The First National Bank of Long Island entered into a definitive agreement pursuant to which First of Long Island will merge with and into the Parent Corporation, which will be the surviving entity in the transaction. The combined company will operate under the ConnectOne brand, and will have approximately $14 billion in total assets, $11 billion in total deposits, and $11 billion in total loans.

Under the terms of the agreement, First of Long Island shareholders will receive 0.5175 shares of Parent Corporation common stock for each share of First of Long Island common stock. The transaction is presently valued at approximately $284 million in aggregate based upon the closing common stock price of $23.97 for ConnectOne as of September 4, 2024.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2024	2023	2024	2023
Net income available to common stockholders	$15,652	$19,898	$48,895	$63,203
Earnings allocated to participating securities	(44)	(63)	(133)	(160)
Income attributable to common stock	$15,608	$19,835	$48,762	$63,043

Weighted average common shares outstanding, including participating securities	38,427	38,817	38,377	39,020
Weighted average participating securities	(108)	(123)	(104)	(99)
Weighted average common shares outstanding	38,319	38,694	38,273	38,921
Incremental shares from assumed conversions of options, performance units and restricted shares	206	135	185	135
Weighted average common and equivalent shares outstanding	38,525	38,829	38,458	39,056

Earnings per common share:
Basic	$0.41	$0.51	$1.27	$1.62
Diluted	0.41	0.51	1.27	1.61

There were no antidilutive share equivalents during the nine months ended September 30, 2024 and  September 30, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

All of the Company’s investment securities are classified as available-for-sale as of September 30, 2024 and December 31, 2023. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2024 and December 31, 2023. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of September 30, 2024 and December 31, 2023.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
September 30, 2024
Investment securities available-for-sale:
Federal agency obligations	$100,284	$596	$(10,070)	$90,810	$-
Residential mortgage pass-through securities	441,794	937	(43,496)	399,235	-
Commercial mortgage pass-through securities	25,053	-	(2,768)	22,285	-
Obligations of U.S. states and political subdivisions	143,547	422	(15,662)	128,307	-
Corporate bonds and notes	5,000	11	-	5,011	-
Asset-backed securities	917	-	(11)	906	-
Other securities	159	-	-	159	-
Total investment securities available-for-sale	$716,754	$1,966	$(72,007)	$646,713	$-

December 31, 2023
Investment securities available-for-sale:
Federal agency obligations	$55,898	$189	$(10,761)	$45,326	$-
Residential mortgage pass-through securities	462,004	620	(51,433)	411,191	-
Commercial mortgage pass-through securities	25,240	-	(3,676)	21,564	-
Obligations of U.S. states and political subdivisions	148,795	415	(16,505)	132,705	-
Corporate bonds and notes	5,000	-	(27)	4,973	-
Asset-backed securities	1,260	-	(22)	1,238	-
Other securities	165	-	-	165	-
Total investment securities available-for-sale	$698,362	$1,224	$(82,424)	$617,162	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Investment securities having a carrying value of approximately $201.8 million and $358.0 million as of September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window, Bank Term Funding Program ("BTFP") borrowings, and access to unutilized Federal Home Loan Bank advances and for other purposes required or permitted by law. The BTFP was a temporary facility of the Federal Reserve and expired on March 11, 2024, contributing to the decrease in pledged securities as noted above. As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of September 30, 2024, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	September 30, 2024
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$1,284	$1,285
Due after one year through five years	8,048	8,092
Due after five years through ten years	10,446	9,522
Due after ten years	229,970	206,135
Residential mortgage pass-through securities	441,794	399,235
Commercial mortgage pass-through securities	25,053	22,285
Other securities	159	159
Total investment securities available-for-sale	$716,754	$646,713

There were no realized gains or losses on securities during the nine months ended September 30, 2024 and September 30, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$37,857	$(10,070)	$-	$-	$37,857	$(10,070)
Residential mortgage pass-through securities	369,309	(43,496)	5,786	(110)	363,523	(43,386)
Commercial mortgage pass-through securities	22,285	(2,768)	-	-	22,285	(2,768)
Obligations of U.S. states and political subdivisions	104,497	(15,662)	7,682	(42)	96,815	(15,620)
Corporate bonds and notes	-	-	-	-	-	-
Asset-backed securities	906	(11)	-	-	906	(11)
Total temporarily impaired securities	$534,854	$(72,007)	$13,468	$(152)	$521,386	$(71,855)

	December 31, 2023
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$40,779	$(10,761)	$1,689	$(65)	$39,090	$(10,696)
Residential mortgage pass-through securities	382,042	(51,433)	4,138	(51)	377,904	(51,382)
Commercial mortgage pass-through securities	21,565	(3,676)	-	-	21,565	(3,676)
Obligations of U.S. states and political subdivisions	101,189	(16,505)	1,340	(7)	99,849	(16,498)
Corporate bonds and notes	4,973	(27)	2,993	(7)	1,980	(20)
Asset-backed securities	1,238	(22)	-	-	1,238	(22)
Total temporarily impaired securities	$551,786	$(82,424)	$10,160	$(130)	$541,626	$(82,294)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale totaled $2.2 million and $2.3 million, as of September 30, 2024 and December 31, 2023 respectively.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of September 30, 2024.

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

Note 5. Derivatives

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

Derivatives Designated as Hedges

Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:

1) Cash flow hedges: changes in fair value are recognized as a component in other comprehensive income

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item. As of September 30, 2024, the Bank was not utilizing fair value hedges.

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

The Company previously entered into two forward starting interest rate cap spread transactions, one with a total notional amount of $150 million, which became effective on October 1, 2022 and which matures in October of 2027 and one interest rate cap spread transaction, with a total notional amount of $75 million, which became effective in November 2022 and which matures in November of 2027. These are designated as cash flow hedges of brokered certificates of deposit, and the interest rate cap spread is indexed to a benchmark of fed funds with payment required on a monthly basis. The structure of these instruments is such that the Company entered into a total of $225 million in notional amount of sold interest rate cap agreements, in which we are required to pay the counterparty an incremental amount if the index rate exceeds a set cap rate. Simultaneously, the Company purchased a total of $225 million notional amount of interest rate cap agreements in which we receive an incremental amount if the index rate is above a set cap rate. No payments are required if the index rate is at, or below, the cap rate on the sold or purchased interest rate cap agreements.

Net interest income recorded on these swap and interest rate cap transactions totaled approximately $5.6 million and $16.9 million and $5.5 million and $14.6 million during the three and nine months ended September 30, 2024 and September 30, 2023, respectively, and is recorded as a component of either interest expense on FHLB Advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives – (continued)

The following table presents the net gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Nine Months Ended September 30, 2024
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$4,276	$(16,936)	$-

	Nine Months Ended September 30, 2023
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$19,832	$(13,013)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,000,000	$29,501	$950,000	$43,805

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Commercial	$1,513,991	$1,578,730
Commercial real estate	5,735,170	5,895,545
Commercial construction	616,087	620,496
Residential real estate	250,249	256,041
Consumer	835	1,029
Gross loans	8,116,332	8,351,841
Net deferred loan fees	(4,356)	(6,696)
Total loans receivable	$8,111,976	$8,345,145

As of  September 30, 2024 and December 31, 2023, loans totaling approximately $5.9 billion and $5.8 billion, respectively were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale - There were no loans-held-for-sale as of either  September 30, 2024 or  December 31, 2023.

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,244	$11,449	$12,693
Commercial real estate	1,374	31,845	33,219
Commercial construction	-	2,204	2,204
Residential real estate	571	2,613	3,184
Total	$3,189	$48,111	$51,300

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

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans that are individually evaluated.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the nine months ended September 30, 2024 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$28,025	$156,525	$194,865	$275,437	$31,253	$115,199	$654,332	$1,455,636
Special mention	-	-	10,854	2,675	1,527	9,600	19,142	43,798
Substandard	-	250	815	224	-	12,568	700	14,557
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$28,025	$156,775	$206,534	$278,336	$32,780	$137,367	$674,174	$1,513,991
YTD gross charge-offs	$-	$-	$-	$48	$-	$256	$1,918	$2,223

Commercial Real Estate
Pass	$165,564	$272,510	$1,527,540	$1,532,854	$351,278	$1,393,978	$386,453	$5,630,177
Special mention	-	-	-	-	-	64,707	-	64,707
Substandard	-	-	-	1,857	1,762	36,667	-	40,286
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$165,564	$272,510	$1,527,540	$1,534,711	$353,040	$1,495,352	$386,453	$5,735,170
YTD gross charge-offs	$-	$-	$-	$-	$-	$8,117	$-	$8,116

Commercial Construction
Pass	$14,250	$200	$2,137	$9,034	$6,236	$10,500	$562,826	$605,183
Special mention	-	-	-	-	-	-	8,700	8,700
Substandard	-	-	-	-	-	-	2,204	2,204
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$14,250	$200	$2,137	$9,034	$6,236	$10,500	$573,730	$616,087
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$12,353	$15,022	$40,374	$21,523	$17,605	$101,765	$34,999	$243,641
Special mention	-	-	-	-	-	639	2,785	3,424
Substandard	-	-	632	531	1,175	610	236	3,184
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$12,353	$15,022	$41,006	$22,054	$18,780	$103,014	$38,020	$250,249
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$716	$26	$2	$-	$-	$-	$91	$835
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$716	$26	$2	$-	$-	$-	$91	$835
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$220,908	$444,283	$1,764,918	$1,838,848	$406,372	$1,621,442	$1,638,701	$7,935,472
Special mention	-	-	10,854	2,675	1,527	74,946	30,627	120,629
Substandard	-	250	1,447	2,612	2,937	49,845	3,140	60,231
Doubtful	-	-	-	-	-	-	-	-
Grand total	$220,908	$444,533	$1,777,219	$1,844,135	$410,836	$1,746,233	$1,672,468	$8,116,332
YTD gross charge-offs	$-	$-	$-	$48	$-	$8,373	$1,918	$10,339

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the fair value of the collateral as of the reporting date. The following table presents collateral dependent loans that were individually evaluated as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$2,369	$9,325	$11,694
Commercial real estate	33,219	-	33,219
Commercial construction	2,204	-	2,204
Residential real estate	2,613	-	2,613
Total	$40,405	$9,325	$49,730

	December 31, 2023
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$4,949	$10,387	$15,336
Commercial real estate	39,986	-	39,986
Commercial construction	8,700	-	8,700
Residential real estate	5,941	-	5,941
Total	$59,576	$10,387	$69,963

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following table provides an analysis of the aging of the loans by class, excluding the effect of net deferred fees, which are past due as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$5,047	$-	$-	$12,693	$17,740	$1,496,251	$1,513,991
Commercial real estate	-	7,870	3,165	33,219	44,254	5,690,916	5,735,170
Commercial construction	-	-	-	2,204	2,204	613,883	616,087
Residential real estate	-	-	-	3,184	3,184	247,065	250,249
Consumer	72	-	-	-	72	763	835
Total	$5,119	$7,870	$3,165	$51,300	$67,454	$8,048,878	$8,116,332

As of September 30, 2024, one loan for $3.2 million was past due more than 90 days and still accruing; the loan is well-secured at a loan-to-value of approximately 65% and is in the process of collection.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The following tables detail, at the period-end presented, the amount of gross loans (excluding loans held-for-sale) that are evaluated individually, collectively, those acquired with deteriorated quality, and the related portion of the allowance for credit losses that are allocated to each loan portfolio segment:

	September 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$333	$1,374	$-	$-	$-	$1,707
Collectively evaluated	19,238	52,699	4,165	4,436	3	80,541
Acquired with deteriorated credit quality	246	-	-	-	-	246
Total	$19,817	$54,073	$4,165	$4,436	$3	$82,494

Gross loans
Individually analyzed	$12,027	$33,219	$2,204	$2,613	$-	$50,063
Collectively evaluated	1,501,509	5,701,951	613,883	247,636	835	8,065,814
Acquired with deteriorated credit quality	455	-	-	-	-	455
Total	$1,513,991	$5,735,170	$616,087	$250,249	$835	$8,116,332

	December 31, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$-	$941	$-	$-	$-	$941
Collectively evaluated	20,215	51,337	4,739	4,320	5	80,616
Acquired with deteriorated credit quality	417	-	-	-	-	417
Total	$20,632	$52,278	$4,739	$4,320	$5	$81,974

Gross loans
Individually analyzed	$15,336	$39,986	$8,700	$5,941	$-	$69,963
Collectively evaluated	1,562,910	5,855,559	611,796	250,100	1,029	8,281,394
Acquired with deteriorated credit quality	484	-	-	-	-	484
Total	$1,578,730	$5,895,545	$620,496	$256,041	$1,029	$8,351,841

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2024 is summarized in the tables below.

	Three Months Ended September 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of June 30, 2024	$20,020	$53,098	$4,472	$4,484	$3	$82,077
Charge-offs	(1,923)	(1,636)	-	-	-	(3,559)
Recoveries	22	31	-	-	-	53
Provision for (reversal of) credit losses - loans	1,698	2,580	(307)	(48)	-	3,923
Balance as of September 30, 2024	$19,817	$54,073	$4,165	$4,436	$3	$82,494

	Nine Months Ended September 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Charge-offs	(2,223)	(8,116)	-	-	-	(10,339)
Recoveries	369	31	-	-	-	400
Provision for (reversal of) credit losses - loans	1,039	9,880	(574)	116	(2)	10,459
Balance as of September 30, 2024	$19,817	$54,073	$4,165	$4,436	$3	$82,494

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2023 is summarized in the table below.

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

	Three Months Ended
	September 30, 2024
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$6,491	$-	$-	$6,491	0.43%
Commercial real estate	-	-	63,804	63,804	1.11%
Total	$6,491	$-	$63,804	$70,295	0.97%

	Nine Months Ended
	September 30, 2024
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$17,641	$126	$-	$17,767	1.17%
Commercial real estate	-	-	63,804	63,804	1.11%
Residential real estate	1,417	-	-	1,417	0.57%
Total	$19,058	$126	$63,804	$82,988	1.11%

The above table consists of three commercial loans, nine commercial real estate loans and one residential real estate loan that were modified during the nine months ended September 30, 2024 where the borrowers were experiencing financial difficulty. Two commercial loans were term extensions that combined for a weighted average of six months. One commercial loan was a three-month payment deferral. Nine commercial real estate loans were interest rate reductions with a weighted average change of 0.15%. The one $1.4 million residential real estate loan involved the freezing of a loan commitment, combined with a 10-year term extension.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

	Three Months Ended
	September 30, 2023
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$-	$-	$-	$-	0.00%
Commercial real estate	211			211	0.00%
Total	$211	$-	$-	$211	0.00%

	Nine Months Ended
	September 30, 2023
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	% of Portfolio Loan Segment
	(dollars in thousands)
Commercial	$44	$-	$-	$44	0.00%
Commercial real estate	211	-	-	211	0.00%
Total	$255	$-	$-	$255	0.00%

 The above table consists of loans that added a weighted average of 13 years to the maturity of the modified loans, which did not have a material effect on the cash flows.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the payment status of loans that have been modified in the last twelve months.

	September 30, 2024
	Current	30-89 Days Past Due	90 Days or Greater Past Due and Still Accruing
	(dollars in thousands)
Commercial	$28,084	$-	$-
Commercial real estate	71,285	-	-
Residential real estate	1,417	-	-
Total	$100,786	$-	$-

During the nine months ended September 30, 2024 and September 30, 2023, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

    There were no loans to borrowers experiencing financial difficulty that had a payment default during the nine months ended September 30, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s income statement. The following table presents a roll forward of the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2024	2023
	(dollars in thousands)
Balance at beginning of period	$2,775	$2,819
Reversal of allowance for credit losses - unfunded commitments	(123)	(4)
Balance at end of period	$2,652	$2,815

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
	(dollars in thousands)
Balance at beginning of period	$2,811	$3,036
Reversal of allowance for credit losses - unfunded commitments	(159)	(221)
Balance at end of period	$2,652	$2,815

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Components of Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2024	2023
	(dollars in thousands)
Provision for credit losses – loans	$3,923	$1,504
Reversal of credit losses - unfunded commitments	(123)	(4)
Provision for credit losses	$3,800	$1,500

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
	(dollars in thousands)
Provision for credit losses – loans	$10,459	$5,721
Reversal of credit losses - unfunded commitments	(159)	(221)
Provision for credit losses	$10,300	$5,500

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2024 and December 31, 2023 are as follows:

		September 30, 2024
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$90,810	$-	$90,810	$-
Residential mortgage pass-through securities	399,235	-	399,235	-
Commercial mortgage pass-through securities	22,285	-	22,285	-
Obligations of U.S. states and political subdivision	128,307	-	121,305	7,002
Corporate bonds and notes	5,011	-	5,011	-
Asset-backed securities	906	-	906	-
Other securities	159	159	-	-
Total available-for-sale	646,713	159	639,552	7,002

Equity securities	20,399	10,068	10,331	-
Derivatives	29,501	-	29,501	-
Total assets	$696,613	$10,227	$679,384	$7,002

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2024 and for the year ended December 31, 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of September 30, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$741	$-	$-	$741
Commercial real estate	23,136	-	-	23,136

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$657	$-	$-	$657
Commercial real estate	7,005	-	-	7,005

Collateral dependent loans – Collateral dependent loans as of September 30, 2024 that required a valuation allowance were $25.5 million with a related valuation allowance of $1.6 million compared to $7.7 million with a related valuation allowance of $1.4 million as of December 31, 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2024	$7,122
Principal paydowns	(227)
Change in unrealized gain	107
Ending balance, September 30, 2024	$7,002

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2023	$7,349
Principal paydowns	(272)
Changes in unrealized gain	45
Ending balance, December 31, 2023	$7,122

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,002	Discounted cash flows	Discount rate	4.2%

December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,122	Discounted cash flows	Discount rate	4.3%

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

September 30, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$741	Appraisals of collateral value	Adjustment for comparable sales	-9.5% to +5.0% (-4.3%)
Commercial real estate loans	23,136	Appraisals of collateral value	Adjustment for comparable sales	-6.9% to +4.8% (-0.2%)

December 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$657	Appraisals of collateral value	Adjustment for comparable sales	-7.5% to +25% (+.1%)
Commercial real estate loans	7,005	Appraisals of collateral value	Adjustment for comparable sales	-15% to +0% (-10.3%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2024 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2024 and December 31, 2023:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

September 30, 2024
Financial assets:
Cash and due from banks	$247,248	$247,248	$247,248	$-	$-
Securities available-for-sale	646,713	646,713	159	639,552	7,002
Restricted investments in bank stocks	42,772	n/a	n/a	n/a	n/a
Equity securities	20,399	20,399	10,068	10,331	-
Net loans	8,029,482	7,873,145	-	-	7,873,145
Derivatives - interest rate contracts	29,501	29,501	-	29,501	-
Accrued interest receivable	46,951	46,951	-	5,728	41,223

Financial liabilities:
Noninterest-bearing deposits	1,262,568	1,262,568	1,262,568	-	-
Interest-bearing deposits	6,261,537	6,261,462	3,647,350	2,614,112	-
Borrowings	742,133	742,894	-	742,894	-
Subordinated debentures	79,818	78,587	-	78,587	-
Accrued interest payable	11,306	11,306	-	11,306	-

December 31, 2023
Financial assets:
Cash and due from banks	$242,714	$242,714	$242,714	$-	$-
Investment securities available-for-sale	617,162	617,162	165	609,875	7,122
Restricted investment in bank stocks	51,457	n/a	n/a	n/a	n/a
Equity securities	18,564	18,564	9,867	8,697	-
Net loans	8,263,171	8,001,504	-	-	8,001,504
Derivatives - interest rate contracts	43,805	43,805	-	43,805	-
Accrued interest receivable	49,108	49,108	-	5,387	43,721

Financial liabilities:
Noninterest-bearing deposits	1,259,364	1,259,364	1,259,364	-	-
Interest-bearing deposits	6,276,838	6,256,444	3,745,467	2,510,977	-
Borrowings	933,579	932,081	-	932,081	-
Subordinated debentures	79,439	77,952	-	77,952	-
Accrued interest payable	10,152	10,152	-	10,152	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income on cash flow hedges	$5,624	$4,793	$16,936	$13,013	Borrowings and deposits expense
	(1,580)	(1,442)	(4,760)	(3,915)	Income tax expense
	$4,044	$3,351	$12,176	$9,098

Amortization of pension plan net actuarial losses	$(43)	$(74)	$(129)	$(222)	Salaries and employee benefits
	13	22	37	67	Income tax benefit
	$(30)	$(52)	$(92)	$(155)
Total reclassification	$4,014	$3,299	$12,084	$8,943

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(51,111)	$(57,835)
Cash flow hedge, net of tax	16,409	24,810
Defined benefit pension and post-retirement plans, net of tax	(2,051)	(2,084)
Total	$(36,753)	$(35,109)

Note 9. Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of September 30, 2024. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of September 30, 2024 were approximately 336,584. The Company intends to issue all shares under the Plan in the form of newly issued shares.

As of both September 30, 2024 and December, 31, 2023, the Company did not have any outstanding stock options. Restricted stock and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year, with accelerated vesting upon a change in control. Restricted stock and deferred stock units granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient is no longer employed prior to the award's vesting. Any forfeitures would result in previously recognized expense being reversed. Restricted stock grants have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares on the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably, over the vesting or measurement period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and nine months ended September 30, 2024 was $1.1 and $3.2 million respectively. Stock-based compensation expense for the three and nine months ended September 30, 2023 was $1.3 million and $3.6 million, respectively.

Activity in the Company’s restricted stock for the nine months ended September 30, 2024 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	115,805	$17.85
Granted	71,843	18.93
Vested	(76,770)	18.42
Forfeited/cancelled/expired	(2,638)	18.97
Nonvested as of September 30, 2024	108,240	$18.14

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Stock-Based Compensation – (continued)

As of September 30, 2024, there was approximately $1.0 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.2 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2023	164,231		$23.06
Awarded	91,691		19.01
Change in estimate	(10,774)		11.93
Vested shares	(53,041)		25.24
Forfeited/cancelled/expired	(10,260)		23.10
Unearned as of September 30, 2024	181,847	302,196	$21.04

As of September 30, 2024, the specific number of shares related to performance units that were expected to vest was 181,847, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of September 30, 2024, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 302,196. During the nine months ended September 30, 2024, 53,041 shares vested. A total of 28,971 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the nine months ended September 30, 2024 were 24,070 shares. As of September 30, 2024, compensation cost of approximately $1.8 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2023	188,348	$22.11
Awarded	81,736	19.01
Vested shares	(80,889)	23.05
Forfeited/cancelled/expired	(7,360)	21.53
Unearned as of September 30, 2024	181,835	$20.32

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the nine months ended September 30, 2024, 80,889 shares vested. A total of 43,347 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the nine months ended September 30, 2024 were 37,542 shares. As of September 30, 2024, compensation cost of approximately $1.6 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.5 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2024	2023
	(dollars in thousands)
Service cost	$-	$-
Interest cost	106	110	Salaries and employee benefits
Expected return on plan assets	(214)	(209)	Salaries and employee benefits
Net amortization	43	74	Salaries and employee benefits
Total periodic pension income	$(65)	$(25)

	Nine Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2024	2023
	(dollars in thousands)
Service cost	$-	$-
Interest cost	318	330	Salaries and employee benefits
Expected return on plan assets	(642)	(628)	Salaries and employee benefits
Net amortization	129	222	Salaries and employee benefits
Total periodic pension income	$(195)	$(76)

               Contributions

The Company did not contribute to the Pension Trust during the nine months ended September 30, 2024. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2024. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Deposits

              Time Deposits

As of September 30, 2024 and December 31, 2023, the Company's total time deposits were $2.6 billion and $2.5 billion, respectively. Included in time deposits were nonreciprocal brokered time deposits of $824.9 million and $915.5 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the contractual maturities of these time deposits were as follows (dollars in thousands):

2024	$946,786
2025	1,333,104
2026	280,371
2027	46,373
2028	7,541
thereafter	920
Time deposits (before net discount)	$2,615,095
Fair value net discount	(908)
Total time deposits (after net discount)	$2,614,187

The amount of time deposits with balances greater than or equal to $250,000 were $832.4 million and $643.4 million as of September 30, 2024 and December 31, 2023, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$614,587	5.05%	$881,000	5.57%
1 year through less than 2 years	52,050	4.30	25,000	1.00
2 years through less than 3 years	50,000	4.23	2,050	2.23
3 years through less than 4 years	25,268	4.17	293	2.85
4 years through 5 years	-	0.00	25,000	4.18
After 5 years	270	2.96	294	2.96
FHLB borrowings – gross	742,175	4.92%	933,637	5.41%
Fair value discount	(42)		(58)
Total FHLB borrowings	$742,133		$933,579

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of September 30, 2024 were primarily collateralized by approximately $2.5 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of September 30, 2024 the Company had a remaining borrowing capacity of approximately $1.1 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 13. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of September 30, 2024 was 8.37%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of September 30, 2024 and December 31, 2023.

As of September 30, 2024
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2024 and December 31, 2023. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Results Overview

Net income available to common stockholders for the three months ended September 30, 2024 was $15.7 million compared to $19.9 million for the comparable three-month period ended September 30, 2023. The Company’s diluted earnings per share were $0.41 for the three months ended September 30, 2024 as compared with diluted earnings per share of $0.51 for the comparable three-month period ended September 30, 2023. The $4.2 million decrease in net income available to common stockholders and the $0.10 decrease in diluted earnings per share were due to a $2.9 million increase in noninterest expenses, a $2.3 million increase in provision for credit losses and a $1.5 million decrease in net interest income, partially offset by a $1.2 million increase in noninterest income and a $1.2 million decrease in income tax expense. Included in noninterest expenses for the three months ended September 30, 2024 were $0.7 million in merger expenses related to the previously announced, merger with The First of Long Island Corporation. There were no such charges for the three months ended September 30, 2023.

Net income available to common stockholders for the nine months ended September 30, 2024 was $48.9 million compared to $63.2 million for the comparable nine-month period ended September 30, 2023. The Company’s diluted earnings per share were $1.27 for the nine months ended September 30, 2024 as compared with diluted earnings per share of $1.61 for the comparable nine-month period ended September 30, 2023. The $14.3 million decrease in net income available to common stockholders and the $0.34 decrease in diluted earnings per share versus the comparable nine-month period ended September 30, 2023 were due to a $10.7 million decrease in net interest income, a $7.2 million increase in noninterest expenses and a $4.8 million increase in provision for credit losses, partially offset by a $3.2 million increase in noninterest income and a $5.2 million decrease in income tax expense. Included in noninterest expenses for the nine months ended September 30, 2024 were $0.7 million in merger expenses related to the previously announced, merger with The First of Long Island Corporation. There were no such charges for the nine months ended September 30, 2023.

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

Fully taxable equivalent net interest income for the three months ended September 30, 2024 decreased by $1.5 million, or 2.4%, from the three months ended September 30, 2023. The decrease primarily resulted from a nine basis-point decrease in the net interest margin to 2.67% from 2.76%, partially offset by a $13.5 million, or 1.9%, increase in average investment securities. The contraction of the net interest margin was primarily attributable to a 40 basis-point increase in the average cost of deposits, including noninterest-bearing deposits, partially offset by a 24 basis-point increase in the loan portfolio yield.

Fully taxable equivalent net interest income for the nine months ended September 30, 2024 decreased by $10.6 million, or 5.4%, from the nine months ended September 30, 2023. The decrease primarily resulted from an 18 basis-point decrease in the net interest margin to 2.67% from 2.85%, partially offset by a $72.6 million, or 0.9%, increase in average total loans. The contraction of the net interest margin was primarily attributable to a 69 basis-point increase in the average costs of deposits including noninterest-bearing deposits, partially offset by a 38 basis-point increase in the loan portfolio yield.

The following tables present for the three and nine months ended September 30, 2024 and 2023, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$736,946	$6,157	3.32%	$723,408	$5,566	3.05%
Total loans (2) (3) (4)	8,123,416	119,805	5.87	8,169,310	115,954	5.63
Federal funds sold and interest-bearing deposits with banks	304,009	4,056	5.31	158,155	2,110	5.29
Restricted investment in bank stocks	41,667	1,048	10.01	38,558	907	9.33
Total interest-earning assets	9,206,038	131,066	5.66	9,089,431	124,537	5.44
Noninterest-earning assets
Allowance for credit losses	(83,355)			(89,966)
Other noninterest-earning assets	620,170			626,160
Total assets	$9,742,853			$9,625,625

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,625,329	30,245	4.58	$2,606,122	25,437	3.87
Other interest-bearing deposits	3,747,427	33,540	3.56	3,723,561	30,606	3.26
Total interest-bearing deposits	6,372,756	63,785	3.98	6,329,683	56,043	3.51

Borrowings	717,586	4,239	2.35	651,112	3,950	2.41
Subordinated debentures, net	79,735	1,312	6.55	79,230	1,312	6.57
Finance lease	1,349	20	5.90	1,603	24	5.94
Total interest-bearing liabilities	7,171,426	69,356	3.85	7,061,628	61,329	3.45

Noninterest-bearing demand deposits	1,259,912			1,275,325
Other liabilities	76,791			86,025
Total noninterest-bearing liabilities	1,336,703			1,361,350
Stockholders’ equity	1,234,724			1,202,647
Total liabilities and stockholders’ equity	$9,742,853			$9,625,625
Net interest income (tax-equivalent basis)		61,710			63,208
Net interest spread (5)			1.82%			1.99%
Net interest margin (6)			2.67%			2.76%
Tax-equivalent adjustment		(823)			(851)
Net interest income		$60,887			$62,357

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Nine Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$732,297	$18,053	3.29%	$727,516	$16,784	3.08%
Total loans (2) (3) (4)	8,222,660	361,061	5.87	8,150,047	334,810	5.49
Federal funds sold and interest-bearing with banks	245,226	9,802	5.34	242,262	9,141	5.04
Restricted investment in bank stocks	46,130	3,390	9.82	43,757	2,750	8.40
Total interest-earning assets	9,246,313	392,306	5.67	9,163,582	363,485	5.30
Noninterest-earning assets:
Allowance for credit losses	(84,012)			(89,206)
Other noninterest-earning assets	620,705			622,750
Total assets	$9,783,006			$9,697,126

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,593,716	87,181	4.49	$2,541,620	66,482	3.50
Other interest-bearing deposits	3,721,751	99,097	3.56	3,641,362	80,362	2.95
Total interest-bearing deposits	6,315,467	186,278	3.94	6,182,982	146,844	3.18

Borrowings	816,918	16,956	2.77	781,831	15,986	2.73
Subordinated debentures	79,609	3,934	6.60	87,234	4,921	7.54
Finance lease	1,416	62	5.85	1,658	73	5.89
Total interest-bearing liabilities	7,213,410	207,230	3.84	7,053,705	167,824	3.18

Demand deposits	1,256,799			1,360,120
Other liabilities	87,375			86,291
Total noninterest-bearing liabilities	1,344,174			1,446,411
Stockholders’ equity	1,225,422			1,197,010
Total liabilities and stockholders’ equity	$9,783,006			$9,697,126
Net interest income (tax-equivalent basis)		185,076			195,661
Net interest spread (5)			1.83%			2.12%
Net interest margin (6)			2.67%			2.85%
Tax-equivalent adjustment		(2,450)			(2,377)
Net interest income		$182,626			$193,284

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $4.7 million for the three months ended September 30, 2024, compared with $3.6 million for the three months ended September 30, 2023. The $1.2 million increase was due to a $0.7 million increase in net gains on equity securities, a $0.4 million increase in BOLI death benefits received, a $0.2 million increase in BOLI income, a $0.1 million increase in BoeFly income, and a $0.1 million increase in other deposit, loan and other income, partially offset by a decrease in net gains on sale of loans held-for-sale of $0.3 million.

Noninterest income totaled $13.0 million for the nine months ended September 30, 2024, compared with $9.8 million for the nine months ended September 30, 2023. The $3.2 million increase was due to a $1.0 million increase in net gains on equity securities, a $0.9 million increase in net gains on sale of loans held-for-sale, a $0.4 million increase in BOLI death benefits received, a $0.4 million increase in BOLI income, a $0.3 million increase in BoeFly income and a $0.3 million increase in other deposit, loan and other income.

Noninterest Expenses

Noninterest expenses totaled $38.6 million for the three months ended September 30, 2024, compared with $35.8 million for the three months ended September 30, 2023. The $2.9 million increase was primarily attributable to an increase in information technology and communications of $1.0 million, due to additional investments in technology, equipment, and software, a $0.7 million increase in merger expenses related to the previously announced, merger with The First of Long Island Corporation, a $0.7 million increase in salaries and employee benefits, due to increases in incentive-based compensation accruals and other employee benefit expenses, a $0.3 million increase in professional and consulting expenses, a $0.2 million increase in occupancy and equipment expenses and a $0.1 million increase in marketing and advertising expenses, partially offset by a $0.1 million decrease in other expenses.

Noninterest expenses totaled $113.3 million for the nine months ended September 30, 2024, compared with $106.1 million for the nine months ended September 30, 2023. The $7.2 million increase was primarily attributable to an increase in information technology and communications of $2.9 million, due to additional investments in technology, equipment, and software, a $1.6 million increase in salaries and employee benefits, due to increases in incentive-based compensation accruals and other employee benefit expenses, a $0.9 million increase in FDIC insurance expense, a $0.7 million increase in merger expenses related to the previously announced, merger with The First of Long Island Corporation, a $0.6 million increase in occupancy and equipment expenses, a $0.3 million increase in marketing and advertising expenses and a $0.3 million increase in other expenses, partially offset by a $0.1 million decrease in amortization of core deposit intangibles.

Income Taxes

Income tax expense was $6.0 million for the three months ended September 30, 2024, compared to $7.2 million for the three months ended September 30, 2023. The decrease in income tax expense was the result of lower income before income tax expense. The effective tax rate for the three months ended September 30, 2024 and September 30, 2023 was 26.0% and 25.2%, respectively.

Income tax expense was $18.6 million for the nine months ended September 30, 2024, compared to $23.7 million for the nine months ended September 30, 2023. The decrease in income tax expense was the result of lower income before income tax expense. The effective tax rate for the nine months ended September 30, 2024 and September 30, 2023 was 25.8% and 26.0%, respectively.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	September 30, 2024		December 31, 2023		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,513,991	18.7%	$1,578,730	18.9%	$(64,739)
Commercial real estate	5,735,170	70.7	5,895,545	70.6	(160,375)
Commercial construction	616,087	7.6	620,496	7.4	(4,409)
Residential real estate	250,249	3.0	256,041	3.1	(5,792)
Consumer	835	-	1,029	-	(194)
Gross loans	$8,116,332	100.0%	$8,351,841	100.0%	$(235,509)

As of September 30, 2024, gross loans totaled $8.1 billion, a decrease of $235.5 million or 2.8%, compared to December 31, 2023.

While the previous table reflects the classification of our loans by loan portfolio segment, the following tables present further disaggregation of our commercial real estate portfolio along with applicable weighted average loan-to-value ratios, typically determined at loan origination.

	September 30, 2024		December 31, 2023
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$2,474,207	60%	$2,553,401	61%
Nonowner-occupied	2,024,010	53	2,177,585	54
Owner-occupied	1,003,044	52	930,319	53
Land loans	233,529	47	234,563	45
Total commercial real estate loans (before discount)	$5,734,790	56%	$5,895,868	56%
Fair value premium (discount)	380		(323)
Total commercial real estate loans	$5,735,170		$5,895,545

The tables above are further broken down in the following tables by geography:

	September 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,568,994	63.4%	$1,623,666	63.6%
New York	719,183	29.1	789,065	30.9
Florida	7,769	0.3	7,828	0.3
Connecticut	36,562	1.5	36,761	1.4
All Other States	141,699	5.7	96,081	3.8
Total multifamily loans	$2,474,207	100.0%	$2,553,401	100.0%

	September 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$804,786	39.8%	$972,907	44.7%
New York	743,398	36.7	778,842	35.8
Florida	205,350	10.1	205,178	9.4
Connecticut	47,025	2.3	80,067	3.7
All Other States	223,451	11.1	140,592	6.4
Total nonowner occupied	$2,024,010	100.0%	$2,177,585	100.0%

	September 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$451,292	45.0%	$474,905	51.1%
New York	267,882	26.7	267,990	28.8
Florida	51,953	5.2	69,989	7.5
Connecticut	36,913	3.7	5,887	0.6
All Other States	195,004	19.4	111,548	12.0
Total owner-occupied	$1,003,044	100.0%	$930,319	100.0%

	September 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$100,747	43.1%	$106,884	45.6%
New York	66,661	28.6	77,767	33.1
Florida	63,516	27.2	48,807	20.8
Connecticut	-	-	-	-
All Other States	2,605	1.1	1,105	0.5
Total land	$233,529	100.0%	$234,563	100.0%

In addition, the following tables present further details with respect to our nonowner-occupied and owner-occupied borrower concentrations included in the commercial real estate segment.

	September 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$597,636	29.5%	$637,211	29.3%
Office	425,079	21.0	424,479	19.5
Warehouse/Industrial	226,003	11.2	233,518	10.7
Mixed Use	191,511	9.5	192,617	8.8
Other	583,781	28.8	689,760	31.7
Total nonowner-occupied	$2,024,010	100.0%	$2,177,585	100.0%

	September 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$207,684	20.7%	$208,685	22.4%
Office	96,011	9.6	102,886	11.1
Warehouse/Industrial	253,372	25.3	249,557	26.8
Mixed Use	112,567	11.2	116,046	12.5
Other	333,410	33.2	253,145	27.2
Total owner-occupied	$1,003,044	100.0%	$930,319	100.0%

Allowance for Credit Losses and Related Provision

As of September 30, 2024, the Company’s allowance for credit losses for loans was $82.5 million, an increase of $0.5 million from $82.0 million as of December 31, 2023.

The provision for credit losses, which includes a provision for unfunded commitments, for the three and nine months ended September 30, 2024 was $3.8 million and $10.3 million, respectively, compared to $1.5 million and $5.5 million, for the three and nine months ended September 30, 2023, respectively. The increase in the provision for credit losses during the three months and nine months ended September 30, 2024, when compared to the comparable periods in 2023 reflects increases to the specific reserves, partially offset by a decrease in general reserves.

There were $3.5 million and $9.9 million in net charge-offs for the three and nine months ended September 30, 2024 compared with $2.5 million and $8.0 million in net charge-offs for the three and nine months ended September 30, 2023 respectively. Net charge-offs during the nine months ended September 30, 2024 consisted of charges related to five multifamily loans totaling $7.8 million, four commercial loans of $2.2 million and one owner-occupied commercial real estate loan of $0.3 million, while the net charge-offs during the nine months ended September 30, 2023 were primarily the result of the resolution of certain nonaccrual taxi loans and one owner-occupied commercial real estate loan that was previously reserved for.

The level of the allowance for the respective periods of 2024 and 2023 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of September 30, 2024 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	September 30,
	2024	2023
	(dollars in thousands)
Average loans receivable	$8,123,334	$8,169,139
Analysis of the ACL:
Balance - beginning of quarter	$82,077	$89,205
Charge-offs:
Commercial	(1,923)	(2,250)
Commercial real estate	(1,636)	(237)
Total charge-offs	(3,559)	(2,487)
Recoveries:
Commercial	22	-
Commercial real estate	31	-
Residential real estate	-	1
Consumer	-	7
Total recoveries	53	8
Net charge-offs	(3,506)	(2,479)
Provision for credit losses – loans	3,923	1,504
Balance - end of period	$82,494	$88,230

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.17%	0.12%
Loans receivable	$8,111,976	$8,181,109
ACL as a percentage of loans receivable	1.02%	1.08%

	Nine Months Ended
	September 30,
	2024	2023
	(dollars in thousands)
Average loans receivable	$8,222,543	$8,142,712
Analysis of the ACL:
Balance - beginning of quarter	$81,974	$90,513
Charge-offs:
Commercial	(2,223)	(6,117)
Commercial real estate	(8,116)	(1,954)
Residential real estate	-	(18)
Total charge-offs	(10,339)	(8,089)
Recoveries:
Commercial	369	9
Commercial real estate	31	-
Residential real estate	-	69
Consumer	-	7
Total recoveries	400	85
Net charge-offs	(9,939)	(8,004)
Provision for credit losses – loans	10,459	5,721
Balance - end of period	$82,494	$88,230

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.16%	0.13%
Loans receivable	$8,111,976	$8,181,109
ACL as a percentage of loans receivable	1.02%	1.08%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Nonaccrual loans	$51,300	$52,524
OREO	-	-
Total nonperforming assets (1)	$51,300	$52,524

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.63%	0.63%
Nonperforming assets to total assets	0.53	0.53

Investment Securities

As of September 30, 2024, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended September 30, 2024, average securities, on an amortized cost basis, increased by $13.5 million to approximately $736.9 million, or 8.0% of average total interest-earning assets, from approximately $723.4 million, or 8.0% of average interest-earning assets, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, average securities, on an amortized cost basis increased by $4.8 million to approximately $732.3 million, or 7.9% of average total interest-earning assets, from approximately $727.5 million, or 7.9% of average interest-earning assets, for the nine months ended September 30, 2023.

As of September 30, 2024, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $51.1 million as compared with net unrealized losses of $57.8 million as of December 31, 2023. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale securities as of September 30, 2024.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2024 and December 31, 2023, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of September 30, 2024.

Based on our model, which was run as of September 30, 2024, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 3.95%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 1.32%. As of December 31, 2023, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 9.25%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 5.34%.

Based on our model, which was run as of September 30, 2024, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 1.23%, while a 100 basis-point instantaneous and parallel decrease in interest rates would decrease net interest income by 0.07%. As of December 31, 2023, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 5.68%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 4.29%.

An economic value of equity ("EVE") analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis points and down 100 basis points. The EVE is likely to be different as interest rates change. Our EVE as of September 30, 2024, would decrease by 9.81% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 2.23% with an instantaneous and parallel rate shock of down 100 basis points. Our EVE as of December 31, 2023, would decrease by 15.09% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 5.75% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of September 30, 2024.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$901,295	(161,963)	(15.23)	300	$241,472	$(16,904)	(6.54)
+200	958,977	(104,281)	(9.81)	200	248,180	(10,196)	(3.95)
+100	1,016,187	(47,071)	(4.43)	100	254,797	(3,579)	(1.39)
0	1,063,258	-	-	0	258,376	-	-
-100	1,087,007	23,749	2.23	-100	261,791	3,415	1.32
-200	1,098,261	35,003	3.29	-200	264,101	5,725	2.22
-300	1,107,465	44,207	4.16	-300	268,546	10,170	3.94

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

As of September 30, 2024, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2024, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $705.9 million, which represented 7.3% of total assets and 8.5% of total deposits and borrowings, compared to $516.3 million as of December 31, 2023, which represented 5.2% of total assets and 6.1% of total deposits and borrowings. As of September 30, 2024, not included in the above liquid assets were securities with a market value of $109.6 million which were pledged to the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $102.2 million as of September 30, 2024. As of December 31, 2023, not included in the above liquid assets were securities with a market value of $276.0 million which were pledged to either the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”), or the Federal Home Loan Bank, which supported aggregate unutilized borrowing capacity of $300.5 million as of December 31, 2023.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2024, had the ability to borrow $2.5 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $1.6 billion as of September 30, 2024. In addition, as of September 30, 2024, the Bank had in place borrowing capacity of $305 million through correspondent banks and other unsecured borrowing lines. As of September 30, 2024, the Bank had aggregate available and unused credit of approximately $2.9 billion, which represents the aforementioned facilities totaling $4.4 billion net of $1.4 billion in outstanding borrowings and letters of credit. As of September 30, 2024, outstanding commitments for the Bank to extend credit were approximately $1.1 billion.

Cash and cash equivalents totaled $247.2 million as of September 30, 2024, decreasing by $4.5 million from $242.7 million as of December 31, 2023. Operating activities provided $28.5 million in net cash. Investing activities provided $211.7 million in net cash, primarily reflecting a decrease in loans. Financing activities used $235.6 million in net cash, primarily reflecting $191.5 million in net repayments of FHLB borrowings and a $12.0 million decrease in deposits.

Deposits

Deposits are our primary source of funds. Noninterest bearing demand deposit products include “Totally Free Checking” and “Simply Better Checking” for consumer clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both consumer and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts offer paper and/or electronic statements. Time deposits ("TD") are for non-retirement and IRA accounts, generally with initial maturities ranging from 31 days to 60 months, and brokered TDs, which we use for asset liability management purposes and to supplement other sources of funding. Many of our deposit products can be accessed through both our branches and online to provide ease of access to our clients and communities. CDARS/ICS reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC ("the Network"). Clients, who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits for certain reporting requirements. The Bank also utilizes internet listing services deposits which are obtained through the use of websites such as Rateline or QwickRate.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Quarter-to-Date Average September 30, 2024		Quarter-to-Date Average September 30, 2023
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,259,912	-	$1,275,325	-
Demand, interest-bearing & NOW	3,239,244	3.59%	3,358,834	3.36%
Savings	508,183	3.39	364,727	2.39
Time	2,625,329	4.58	2,606,122	3.87
Total average deposits	$7,632,668	3.32%	$7,605,008	2.92%

Average total deposits increased by $27.7 million, or 0.4%, during the third quarter of 2024 when compared to the third quarter of 2023. The increase in total average deposits was attributed to increases in savings deposits of $143.5 million and time deposits of $19.2 million, partially offset by decreases in interest-bearing demand deposits of $119.6 million and noninterest-bearing demand deposits of $15.4 million.

The increase in average time deposits of $19.2 million during the third quarter of 2024 was attributed to increases in retail time deposits of $162.7 million, partially offset by decreases in nonreciprocal brokered time deposits of $70.1 million, CDARs of $63.9 million and internet listing services of $9.5 million. The Bank continues its utilization of nonreciprocal brokered time deposits to enhance balance sheet liquidity as it remains a favorable alternative to other borrowings.

Quarter-to-date average demand deposits have remained relatively stable as an industry trend away from noninterest-bearing accounts and into interest-bearing accounts has largely subsided.

Average demand deposits (including interest-bearing and noninterest-bearing) for both the third quarter of 2024 and the third quarter of 2023 included $1.2 billion in ICS reciprocal deposits. Average time deposits for the third quarter of 2024 included $66.6 million in CDARS, compared to $130.5 million for the third quarter of 2023. The decrease in CDARS was attributed to maturities that did not renew.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Year-to-Date Average September 30, 2024		Year-to-Date Average September 30, 2023
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,256,799	-	$1,360,120	-
Demand, interest-bearing & NOW	3,244,714	3.60%	3,273,780	3.03%
Savings	477,037	3.25	367,582	2.20
Time	2,593,716	4.49	2,541,620	3.50
Total average deposits	$7,572,266	3.29%	$7,543,102	2.60%

Average total deposits increased by $29.2 million, or 0.4%, during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The increase in total average deposits was primarily attributed to increases in savings deposits of $109.5 million and time deposits of $52.1 million, partially offset by decreases in noninterest-bearing demand deposits of $103.3 million and interest-bearing demand deposits of $29.1 million.

The increase in average time deposits of $52.1 million during the nine months ended September 30, 2024 was attributed to increases in retail time deposits of $121.8 million and internet listing services of $0.3 million, partially offset by decreases in CDARs of $44.9 million and nonreciprocal brokered time deposits of $25.2 million.

The decrease in year-to-date average noninterest-bearing demand deposits was consistent with industry trends reflecting higher levels of interest rates which resulted in migration of noninterest-bearing deposits to interest-bearing transaction deposits.

Average demand deposits (including interest-bearing and noninterest-bearing) during the nine months ended September 30, 2024 included $1.2 billion in ICS reciprocal deposits, compared to $0.9 billion during the nine months ended September 30, 2023. Average time deposits during the nine months ended September 30, 2024 included $73.0 million in CDARS, compared to $117.8 million during the nine months ended September 30, 2023. The decrease in CDARS was attributed to maturities that did not renew.

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

The following table sets forth information related to the uninsured deposit balances of the Bank.

	September 30, 2024	December 31, 2023
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,534,113	$11,243,254
Estimated uninsured deposits	6,495,041	6,152,454

The Company, on a consolidated basis:
Total deposits	$7,524,105	$7,356,202
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	2,448,793	2,388,545

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	September 30, 2024		December 31, 2023
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$1,262,568	16.8%	$1,259,364	16.7%
Demand, interest-bearing & NOW	3,118,844	41.5	3,326,989	44.1
Savings	528,506	7.0	418,478	5.6
Time	2,614,187	34.7	2,531,371	33.6
Total deposits	$7,524,105	100.0%	$7,536,202	100.0%

Total deposits decreased by $12.1 million, or 0.2%, to $7.52 billion as of September 30, 2024 from $7.54 billion as of December 31, 2023. The decrease in total deposits was primarily attributed to a decrease in interest-bearing demand deposits of $208.1 million, partially offset by increases in savings deposits of $110.0 million, time deposits of $82.9 million and noninterest-bearing demand deposits of $3.2 million.

Total interest-bearing demand deposits as of both September 30, 2024 and December 31, 2023 include $1.1 billion in ICS reciprocal deposits. Total time deposits as of September 30, 2024 include $66.2 million in CDARS, compared to $96.0 million as of December 31, 2023.

Included in time deposits were nonreciprocal brokered deposits of $824.9 million as of September 30, 2024, which decreased from $915.5 million as of December 31, 2023.

As of September 30, 2024, we held $797.4 million of time deposits balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of September 30, 2024:

September 30, 2024
(dollars in thousands)
3 months or less	$256,595
Over 3 to 6 months	240,389
Over 6 to 12 months	259,258
Over 12 months	41,127
Total	$797,369

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Parent Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures' floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of September 30, 2024 was 8.37%.

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

Stockholders’ Equity

The Company’s stockholders’ equity remained relatively flat at approximately $1.2 billion at both September 30, 2024, and December 31, 2023. Retained earnings increased by $29 million and was offset by increases in treasury stock of $6 million and accumulated other comprehensive losses of $2 million. As of September 30, 2024, the Company’s tangible common equity ratio and tangible book value per share were 9.71% and $23.85, respectively, compared to 9.25% and $23.14, respectively, as of December 31, 2023. Total goodwill and other intangible assets were $213.3 million as of September 30, 2024, and $214.2 million as of December 31, 2023.

The following table shows the reconciliation of common equity to tangible common equity and the tangible common equity ratio.

	September 30, 2024	December 31, 2023
	(dollars in thousands, except for share and per share data)
Stockholders equity	$1,239,496	$1,216,620
Less: preferred stock	(110,927)	(110,927)
Common equity	$1,128,569	$1,105,693
Less: intangible assets	(213,307)	(214,246)
Tangible common stockholders’ equity	$915,262	$891,447

Total assets	$9,639,603	$9,855,603
Less: intangible assets	(213,307)	(214,246)
Tangible assets	$9,426,296	$9,641,357

Common stock outstanding at period end	38,368,217	38,519,770

Tangible common equity ratio (1)	9.71%	9.25%

Book value per common share	$29.41	$28.70
Less: intangible assets	5.56	5.56
Tangible book value per common share	$23.85	$23.14

(1)	Tangible common equity ratio is tangible common equity divided by tangible assets and is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2024 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024	(dollars in thousands)
Tier 1 leverage capital	$1,066,909	11.10%	$384,576	4.00%	NA	NA
CET I risk-based ratio	950,827	11.07	386,452	4.50	NA	NA
Tier 1 risk-based capital	1,066,909	12.42	515,269	6.00	NA	NA
Total risk-based capital	1,226,809	14.29	687,025	8.00	NA	NA

N/A - not applicable

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024			(dollars in thousands)
Tier 1 leverage capital	$1,097,976	11.43%	$384,233	4.00%	480,291	5.00%
CET I risk-based ratio	1,097,976	12.79	386,444	4.50	558,197	6.50
Tier 1 risk-based capital	1,097,976	12.79	515,259	6.00	687,012	8.00
Total risk-based capital	1,182,876	13.77	687,012	8.00	858,765	10.00

As of September 30, 2024, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 3.79% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.27% above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended September 30, 2024, the Company did not repurchase any shares. As of September 30, 2024, shares remaining for repurchase under the program were 641,118.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated September 4, 2024 by and between ConnectOne Bancorp, Inc., and The First of Long Island Corporation*
10.1	Parent Director-EO Voting Agreement*
10.2	Form of Company Director-EO Voting Agreement*
31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Exhibits 2.1, 10.1 and 10.2 are incorporated by reference from Exhibits 2.1, 10.1 and 10.2, respectively to the Registrant's Current Report on Form 8-K filed September 5, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: November 5, 2024		Date: November 5, 2024