Form 10-K
period 2024-12-31
ConnectOne Bancorp, Inc.
filed 2025-02-21
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2024

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

844-266-2548

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - $679.1 million.

Shares Outstanding on February 21, 2025
Common Stock, no par value: 38,374,263 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2025 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Item 1 - Business – Forward Looking Statements” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

CONNECTONE BANCORP, INC.

FORM 10-K

PART I

Item 1. Business

Forward Looking Statements

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of the health emergencies, including pandemics, and natural disasters, such as flood or fires, and the government’s response on our operations as well as those of our clients and on the economy generally and in our market area specifically, (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact ConnectOne Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc. ConnectOne Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

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

On September 4, 2024, the Company entered into an Agreement and Plan of Merger with The First of Long Island Corporation (“FLIC"), the holding company for the First National Bank of Long Island (“FNBLI”). Under the agreement, FLIC will merge with and into the Company, with the Company as the surviving entity, and FNBLI will merge with and into ConnectOne Bank, with ConnectOne Bank as the surviving bank. FNBLI is a Melville, New York headquartered national bank serving Nassau and Suffolk Counties on Long Island and New York City through 37 branches. On February 14, 2025, at separate special meetings, the shareholders of both companies approved proposals relating to the pending merger of the Company and FLIC.

As of December 31, 2024, FLIC had total assets of $4.1 billion and total deposits of $3.3 billion. The merger, which is subject to receipt of all required regulatory approvals, is expected to close during the first or second calendar quarter of 2025.

The Company’s primary activity, at this time, is to act as a holding company for the Bank and its other subsidiaries. As used herein, the term “Parent Corporation” shall refer to the Company on an unconsolidated basis.

The Company owns 100% of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. The trust exists for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in $5.2 million of junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income. See Note 10 of the Notes to Consolidated Financial Statements.

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

  The Company will provide, without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to:

ConnectOne Bancorp, Inc.

Attention: Investor Relations

301 Sylvan Avenue

Englewood Cliffs, New Jersey 07632

Narrative Description of the Business

ConnectOne Bancorp, Inc. is a modern financial services company with $9.880 billion in assets. It operates primarily through its bank subsidiary, ConnectOne Bank.

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

Our Market Area

ConnectOne Bank's offices are located primarily in the New York metro market and span New Jersey, New York City, Long Island, and the Hudson Valley, including Rockland, Orange, and Westchester counties. Through high tech tools and services, the Bank is able to extend its reach by supporting clients as they move into new markets, such as South Florida where we opened an office in West Palm Beach in August 2022. Our market area includes some of the most robust markets in the United States. The Bank's goal is to continue to expand and do business to support our clients as they grow. Advances in technology have created new delivery channels that allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. The Bank's experience has shown that the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

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

Deposits serve as the primary source of funding for our interest-earning assets, but also generate noninterest revenue through insufficient funds fees, stop payment fees, wire transfer fees, safe deposit rental fees, debit card income, including foreign ATM fees and credit and debit card interchange, and other miscellaneous fees. In addition, the Bank generates additional noninterest revenue associated with residential, commercial and Small Business Administration (“SBA”) loan originations, sales, loan servicing, late fees and merchant services.

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

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multifamily properties, to purchase or refinance such properties, as well as land loans. Residential mortgages include loans secured by first liens on 1-4 family, 1-4 family investment properties, condominium and cooperative residential real estate and are generally made to existing clients of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a credit policy granting designated lending authorities to the Management Credit Committee and specific officers of the Bank. The Management Credit Committee is comprised of six members of senior management, including the Bank President, Chief Credit Officer, Chief Lending Officer, two Senior Credit Officers and one Managing Director. The officers are comprised of the Chief Executive Officer, Bank President, Chief Credit Officer, Chief Lending Officer, Senior Credit Officers, Managing Directors, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Management Credit Committee (Bank President, Chief Credit Officer, Chief Lending Officer, two Senior Credit Officers and one Managing Director) can approve loans up to $80 million in aggregate loan exposure with no policy exceptions. Furthermore, the Management Credit Committee has authority to approve unsecured loan amounts without policy exceptions up to $40 million. The Senior Lending Group (Chief Executive Officer, President, Chief Credit Officer and Chief Lending Officer) can approve loans up to $35 million in aggregate loan exposure with no policy exceptions and up to $30 million with policy exceptions. Furthermore, the Senior Lending Group has authority to approve unsecured loan amounts without policy exceptions up to $10 million and up to $5 million with an exception. Loans to insiders must be approved by the entire Board of Directors.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to people outside of our primary trade area when we deem it prudent to do so. To promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with higher net worth and income profiles. The Bank generally requires loan   clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s   capital base (defined as tangible equity plus the allowance for credit losses) for most loans ($172.0 million) and 25% of the capital base for loans secured by readily marketable collateral ($286.7 million). As of December 31, 2024,   the Bank’s largest committed relationship (to several affiliated borrowers) was $212.7 million, and the single largest loan outstanding was $64.0 million.

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

Our larger competitors have greater financial resources to finance wide-ranging advertising campaigns. Additionally, we endeavor to compete for business by providing high quality personal service to clients, client access to our decision-makers and competitive interest rates and fees. We seek to hire and retain quality employees who desire greater responsibility than may be available working for a larger employer.

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

Demographics: As of December 31, 2024, we had 489 full-time employees and 4 part-time and temporary employees. The employees are not represented by a collective bargaining unit.

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

●	May take classes to attain job specific certifications to help with career development;

●	May take continuing education classes related to other positions and operations at the Company;

●	May take business related continuing education classes at partner community colleges and other institutions through a New Jersey State grant program;

●	May participate in career mentoring programs in which employees meet with senior officers of the Company to discuss career development; and

●	May participate in a tuition reimbursement program under which the Company will reimburse employees for up to $5,250 in tuition expenses related to approved business-related course work at any school.

During 2024, ConnectOne University continued to drive professional development and growth across the organization. Key achievements included delivering comprehensive job skills and cybersecurity training, advancing leadership skills for 125 managers, and sponsoring professional certifications and graduate-level education for employees through programs like the ABA Stonier Graduate School of Banking and the ABA Commercial Lending School. Additionally, approximately 300 employees participated in culture programs, reinforcing our shared values, while the Company supported advanced education through tuition reimbursement for eligible coursework. These efforts reflect our commitment to fostering a culture of continuous learning and development.

Health and Safety: The safety, health and well-being of our employees is a top priority. The Bank has established wellness programs that include a Preventative Care Incentive Program, flu shot vaccination time-off, as well as health programs & service discounts.

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

Promotions: We focus on promoting employees from within and leveraging their knowledge of the organization as we continue to grow our Bank. In 2024, 71 employees were promoted into new roles.

We continuously assess any skill gaps and are gearing learning for the banking positions of the future.

SUPERVISION AND REGULATION

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The following discussion is not intended to be a complete list of all the activities regulated by banking laws or of the impact of such laws and regulations on the Company or the Bank. It is intended only to briefly summarize some material provisions.

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

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. Although the Bank currently has less than $10 billion in assets and so is not subject to examination by the Bureau, the Bank will exceed $10 billion in assets upon consummation of its merger with The First National Bank of Long Island, and even without the merger it is likely that the Bank will exceed $10 billion in total assets in the foreseeable future, and so will become subject to examination by the Bureau.

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

Economic Growth, Regulatory Relief and Consumer Protection Act.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), adopted in May of 2018, was intended to provide regulatory relief to midsized and regional banks. While many of its provisions are aimed at larger institutions, such as raising the threshold to be considered a systemically important financial institution to $250 billion in assets from $50 billion in assets, many of its provisions will provide regulatory relief to those institutions with $10 billion or more in assets, as well as to those institutions with less than $10 billion in assets. Among other things, the EGRRCPA increased the asset threshold for depository institutions and holding companies to perform stress tests required under Dodd Frank from $10 billion to $250 billion, exempted institutions with less than $10 billion in consolidated assets from the Volcker Rule, raised the threshold for the requirement that publicly traded holding companies have a risk committee from $10 billion in consolidated assets to $50 billion in consolidated assets, directed the federal banking agencies to adopt a “community bank leverage ratio”, applicable to institutions and holding companies with less than $10 billion in assets, and to provide that compliance with the new ratio would be deemed compliance with all capital requirements applicable to the institution or holding company (See “Capital Adequacy Guidelines”), and provided that residential mortgage loans meeting certain criteria and originated by institutions with less than $10 billion in total assets will be deemed to meet the “ability to repay rule” under the Truth in Lending Act. In addition, the EGRRCPA limited the definition of loans that would be subject to the higher risk weighting applicable to High Volatility Commercial Real Estate.

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

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). The Company adopted the CECL standard effective January 1, 2021.

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

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $7.2 million and $5.7 million in total FDIC assessments in 2024 and 2023, respectively. The increase in 2024 was attributable to additional premiums paid in 2024 related to the FDIC special assessment.

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

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from the amounts paid to the Parent Corporation by the Bank. All such dividends are subject to the laws of the State of New Jersey, the Banking Act, the Federal Deposit Insurance Act (“FDIA”) and the regulations of the Banking Department and of the FDIC.

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

As of December 31, 2024, we had $6.3 billion of commercial real estate loans (nonowner-occupied, owner-occupied, multifamily and land), including construction loans, which represented 76.2% of loans receivable. Concentrations in commercial real estate are monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 435% of the Bank’s Tier 1 capital plus the allowance for credit losses on loans.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result may be more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

The impact of the development of remote work or hybrid work models on the metropolitan New York area commercial real estate market is uncertain, causing volatility in rents in certain core urban markets. Many other factors, including the exchange rate for the U.S. dollar, potential international trade tariffs, inflation and changes in federal tax laws affecting the deductibility of state and local taxes and mortgage interest could negatively impact our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development and leasing of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default on these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

Our New York State multifamily loan portfolio could be adversely impacted by changes in legislation or regulation which, in turn, could have a material adverse effect on our financial condition and results of operations.

We have a significant portfolio of loans secured by multi family properties located in New York. On June 14, 2019, the New York State legislature passed the New York Housing Stability and Tenant Protection Act of 2019. This legislation represents the most extensive reform of New York State’s rent laws in several decades and generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multi family loans or the future net operating income of such properties could potentially become impaired which, in turn, could have a material adverse effect on our financial condition and results of operations.

A significant portion of our loan portfolio has interest rates that will reset over the next 24 months. In addition, a significant portion of our portfolio will mature over the next 24 months. Applicable increases in interest rates could harm our borrowers’ abilities to repay their loans.

As of December 31, 2024, a significant portion of our loan portfolio bears interest at rates that will reset during 2025 and 2026. Generally, these loans currently bear interest at rates that are lower than current market rates, as these loans were predominately originated in 2020 and 2021, and so these borrowers will experience an increase in the interest rates applicable to their loans, which in some cases will be significant. In addition, a significant portion of our loan portfolio matures in 2025 and 2026. For loans that are maturing, borrowers will either need to refinance these loans, with the Bank or with another financial institution, or pay these loans off using other sources of funds. Borrowers refinancing loans will likely experience an increase in the interest rates applicable to their loans, which in some cases will be significant. An increase in interest rates applicable to their loans may negatively impact our borrowers, increasing their costs and potentially making it more difficult for them to continue to perform under their loan agreements. Any increase in late payments or defaults by our borrowers due to increases in the interest rates applicable to their loans could adversely affect our asset quality and results of operations.

An increase in interest rates applicable to their loans may negatively impact our borrowers, increasing their costs and potentially making it more difficult for them to continue to perform under their loan agreements. Any increase in late payments or defaults by our borrowers due to increases in the interest rates applicable to their loans could adversely affect our asset quality and results of operations.

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

We have also been active in competing for New York and New Jersey governmental and municipal deposits. As of December 31, 2024, governmental and municipal deposits accounted for approximately $1.1 billion in deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state-owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal has not advanced, should this proposal be adopted and a state-owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; prepayment and maturities of loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations, and access to other funding sources. In addition, in recent periods we have substantially increased our use of alternative deposit origination channels, such as brokered deposits, including reciprocal deposit services, and internet listing services.

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

As of December 31, 2024, we had approximately $612.8 million in fair value of investment securities, all of which are classified as available-for-sale. We may be required to record an allowance for credit losses on our investment securities if they suffer a decline in value below their amortized cost basis that is considered credit related. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

Since January 1, 2019, we have acquired GHB, BoeFly and BNJ and entered into an agreement to acquire FLIC (First of Long Island Corp.), the consummation of which is pending regulatory approval. To be successful as a larger institution, we must successfully integrate the operations and retain the clients of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

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

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other target companies if we seek to pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators will consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

The Company’s total assets were $9.880 billion as of December 31, 2024. Upon consummation of the FLIC merger, our assets will be substantially in excess of $10 billion. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, and reduced debit card interchange fees, all of which increase operating costs and reduce earnings.

As the Company has approached $10 billion in total consolidated assets, additional costs have been incurred to prepare for the implementation of these imposed requirements. The Company may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with the new statutory and regulatory requirements under the Dodd-Frank Act. Any failure of the Company to meet these requirements may negatively impact results of operations and financial condition.

Risks Applicable to our Proposed Merger with FLIC

Shareholders of ConnectOne will have less influence as shareholders of the combined company than as a shareholder of ConnectOne prior to the completion of the merger.

The shareholders of ConnectOne will experience a decline in their influence over the resulting entity in the merger. Presently, ConnectOne shareholders have the right to control ConnectOne through their ability to elect the board of directors of ConnectOne and to vote on other matters affecting ConnectOne. As a result of the merger, the existing shareholders of ConnectOne will own approximately 76% of the combined company’s outstanding common stock. Consequently, while the existing shareholders of ConnectOne will continue to own a majority of the outstanding shares of the combined company and thus will continue to have the ability to control the vote on most matters submitted to the shareholders of the combined company, the extent of the existing ConnectOne shareholders’ influence over the management and policies of the combined company will be less than their current influence over the management and policies of ConnectOne.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the merger and the bank merger may be completed, ConnectOne and FLIC must obtain approvals from, or provide notice to, the Federal Reserve Board, the FDIC and the New Jersey Department of Banking and Insurance. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approvals or delay their receipt. These regulators may impose conditions on the completion of the holding company merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.

ConnectOne may need to raise additional capital in connection with the merger.

In order to further support the capital ratios of the combined entity, ConnectOne expects that it will raise additional capital as part of the transaction. Under the terms of the merger agreement, ConnectOne has agreed that it would raise up to $200 million in new capital if required to obtain any necessary regulatory approval. The actual amount of capital to be raised, the timing, and the type of securities to be issued by ConnectOne to raise such capital, have not yet been determined. We can offer you no assurances that ConnectOne will be able to raise additional capital in connection with the merger. If ConnectOne is unable to raise additional capital, it may negatively impact ConnectOne’s ability to obtain necessary regulatory approvals for the merger.

Failure to complete the merger could severely disadvantage ConnectOne.

Completion of the merger is subject to the satisfaction or waiver of a number of conditions. ConnectOne or FLIC cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. The consummation of the merger may be delayed, the merger may be consummated on terms different than those contemplated by the merger agreement, or the merger may not be consummated at all. If the merger is not completed, the ongoing business of ConnectOne may be adversely affected, and ConnectOne will be subject to several risks, including the following:

●	ConnectOne could incur substantial costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

●	ConnectOne’s management’s and employees’ attention may be diverted from their day-to-day business and operational matters as a result of efforts relating to the attempt to consummate the merger.

In addition, if the merger is not completed, ConnectOne may experience negative reactions from the financial markets and from its customers and employees. ConnectOne also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against ConnectOne to perform its obligations under the merger agreement. If the merger is not completed, ConnectOne cannot assure shareholders that the risks described above will not materialize and will not materially affect the stock price and business and financial results of ConnectOne.

The expected benefits of the merger may not be realized if the combined company does not achieve cost savings and other benefits.

The expectation by the management teams of ConnectOne and FLIC that cost savings and revenue enhancements are achievable is a forward-looking statement that is inherently uncertain. The combined company’s actual cost savings and revenue enhancements, if any, cannot be quantified at this time. Any actual cost savings or revenue enhancements will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the control of the combined company.

ConnectOne will be subject to business uncertainties and contractual restrictions, while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on ConnectOne. These uncertainties may impair ConnectOne’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with ConnectOne to seek to change existing business relationships with ConnectOne. Retention of certain employees by ConnectOne may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with ConnectOne. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with ConnectOne, ConnectOne’s business could be harmed. In addition, subject to certain exceptions, ConnectOne has agreed to operate its business in the ordinary course, consistent with past practices, prior to closing. This could prohibit ConnectOne from taking advantage of a new business opportunity prior to consummation of the merger.

Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of ConnectOne.

ConnectOne shareholders and/or FLIC shareholders may file lawsuits against ConnectOne, FLIC and/or the directors and officers of either company in connection with the merger. If any plaintiff were successful in obtaining an injunction prohibiting ConnectOne or FLIC from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to ConnectOne, including any cost associated with the indemnification of directors and officers or the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the consolidated financial condition and consolidated results of operations of ConnectOne and could prevent or delay the completion of the merger.

The combined company may be unable to retain ConnectOne and/or FLIC personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by ConnectOne and FLIC. It is possible that these employees may decide not to remain with ConnectOne or FLIC, as applicable, while the merger is pending or with the combined company after the merger is consummated. If ConnectOne is unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, ConnectOne could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. ConnectOne also may not be able to locate or retain suitable replacements for any key employees who leave the company.

Unanticipated costs relating to the merger could reduce ConnectOne’s future earnings per share.

ConnectOne has incurred substantial legal, accounting, financial advisory and other merger-related costs, and ConnectOne’s management has devoted considerable time and effort in connection with the merger. If the merger is not completed, ConnectOne will bear certain fees and expenses associated with the merger without realizing the benefits of the merger. If the merger is completed, ConnectOne expects to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on ConnectOne’s results of operations.

ConnectOne believes that it has reasonably estimated the likely costs of integrating the operations of ConnectOne and FLIC, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the merger could have a dilutive effect on ConnectOne’s earnings per share. In other words, if the merger is completed, the earnings per share of ConnectOne common stock could be less than anticipated or even less than if the merger had not been completed.

Issuance of shares of ConnectOne common stock in connection with the merger may adversely affect the market price of ConnectOne common stock.

In connection with the payment of the merger consideration, ConnectOne expects to issue approximately 12 million shares of ConnectOne common stock to FLIC shareholders. The issuance of these new shares of ConnectOne common stock may result in fluctuations in the market price of ConnectOne's common stock, including a stock price decrease.

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

A period of sustained high market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets and compresses our net interest margin. In addition, the economic value of portfolio equity would decline as interest rates increase.

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

Cybersecurity risk is initially overseen at ConnectOne by the management IT Committee (the “ITC”). The members of this committee include, as co-chairs, the Chief Compliance Officer and the Chief Technology Officer.  Additional members are our Information Security Officer, Information Technology (“IT”) Manager, Chief Risk Officer, Chairman & Chief Executive Officer, Chief Digital Officer and Chief Brand and Innovation Officer.

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

●

Ali Mattera, Chief Digital Officer – Ms. Mattera is a technology subject matter expert with over 13 years of IT leadership and over 18 years of financial service experience. In her career she has been responsible for technology/digital strategy, enterprise program management, data analytics and IT service management at other financial institutions.

In addition to the members above, Frank Sorrentino III, Chairman & Chief Executive Officer and Siya Vansia, Chief Brand & Innovation Officer are also members of the ITC due to their roles in overseeing entity-wide management.

In order to ensure that cybersecurity risk management is integrated into the Company’s overall risk management plans, systems and processes, members of the ITC, along with other lines of business heads, report to the management Enterprise Risk Management Committee (the “ERMC”), which in turn reports to the Board Audit and Risk Committee quarterly. The ERMC consists of the Company’s Chief Risk Officer, Chairman & CEO, President, Chief Financial Officer, Treasurer, Chief Compliance Officer, Chief Technology Officer and Chief Credit Officer. In addition, the Company’s Chief Technology Officer attends Company Board of Directors meetings and provides an information technology ("IT") report at each meeting.

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

Item 2. Properties

The Bank operates six banking offices in Bergen County, NJ, in Fort Lee, Englewood Cliffs, Hackensack, Cresskill, Ridgewood and Saddle River; four banking offices in Union County, NJ, consisting of two offices in Union Township, and one office each in Springfield Township, and Summit; one banking office in Morristown in Morris County, NJ; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Holmdel in Monmouth County, NJ; one banking office in the borough of Manhattan in New York City, one office in Melville, Nassau County and one office in East Hampton, Suffolk County in Long Island, one in Astoria, Queens and five branches in the Hudson Valley, including in White Plains and Tarrytown, in Westchester County, NY, Bardonia and Blauvelt, in Rockland County, NY and in Middletown, in Orange County, NY, and one financial center in West Palm Beach in Palm Beach County, FL. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased operating locations.

Banking Office Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 2028
1 Union Ave, Cresskill, NJ	Term expires January 2038
142 John Street, Hackensack, NJ	Term expires December 2026
171 East Ridgewood Avenue, Ridgewood, NJ	Term expires April 2029
71 East Allendale Road, Saddle River, NJ	Term expires May 2032
356 Chestnut Street, Union, NJ	Term expires May 2027
545 Morris Avenue, Summit, NJ	Term expires January 2034
217 Chestnut Street, Newark, NJ	Term expires December 2034
5914 Park Avenue, West New York, NJ	Term expires September 2028
963 Holmdel Road, Holmdel, NJ	Term expires September 2026
551 Madison Avenue, Suite 201, NY, NY	Term expires May 2032
551 Madison Avenue, Suite 202, NY, NY	Term expires October 2028
48 South Service Rd, 2nd Fl, Melville, NY	Term expires June 2025
36-19 Broadway, Astoria, NY	Term expires August 2028
485 Schutt Rd, Middletown, NY	Term expires October 2025
715 Route 304, Bardonia NY	Term expires August 2028
567 North Broadway, White Plains NY	Term expires September 2028
155 White Plains Rd., Tarrytown NY	Term expires December 2026
170 East Erie St, Blauvelt NY	Term expires February 2028
625 N Flagler Dr Ste 1002, West Palm Beach, FL	Term expires June 2027
78B Park Place, East Hampton, NY	Term expires January 2029
4175 Veterans Memorial Highway, Ste 100, Ronkonkoma, NY	Term expires August 2034

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2024, the Company had 678 stockholders of record, excluding beneficial owners for whom Cede & Company or others act as nominees.

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions.

In September 2021, the Board of Directors authorized the repurchase of up to 2,000,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated share purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2024, the Company repurchased a total of 282,370 shares. As of December 31, 2024, shares remaining for repurchase under the program were 641,118.

The following table details share repurchases for the year 2024:

				Cumulative Total
				Number of Shares	Maximum Number
				Purchased	of Shares
				as Part of Publicly	that May Yet
		Total Number		Announced	Be Purchased
	Shares	of Shares	Average Price	Plans or	Under the Plans
	Authorized	Purchased	Paid per Share	Programs	or Programs
					923,488
First Quarter 2024	-	282,370	$20.27	282,370	641,118
Second Quarter 2024	-	-	-	282,370	641,118
Third Quarter 2024	-	-	-	282,370	641,118
Fourth Quarter 2024	-	-	-	282,370	641,118

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 19 and Note 22 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2019 through December 31, 2024.

COMPARATIVE SIX-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.
NASDAQ AND KBW BANK INDEX

Assumes $100 Invested on December 31, 2019, with Dividends Reinvested
Year Ended December 31, 2024

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
ConnectOne Bancorp, Inc.	$100.00	$78.59	$131.92	$99.76	$97.86	$101.06
KBW Bank Index	100.00	91.32	124.79	116.15	115.69	130.96
Nasdaq	100.00	145.05	177.27	119.63	173.11	224.34

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

Allowance for Credit Losses and Related Provision

The allowance for credit losses is an estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statements of Financial Condition.

Management believes the following information may enable investors to better understand the changes in our allowance for credit losses for loans. The Company’s allowance for credit losses ("ACL") for loans totaled   $82.7 million and $82.0 million as of December 31, 2024 and 2023, respectively. The $0.7 million increase in the allowance for credit losses for loans was primarily due to increases in individually evaluated allowance, partially offset by a decrease in the level of collectively evaluated allowance.

The quantitative component of our ACL for collectively evaluated loans, which is largely based on a selection of various economic forecasts, decreased by $7.4 million as of December 31, 2024 when compared to December 31, 2023. This decrease was primarily attributable to a decrease in collectively evaluated loans of $54.4 million. The qualitative component of our ACL for loans, which is largely based on management’s judgment of qualitative loss factors, increased by $8.0 million on an absolute basis, over the same period-of-time, as qualitative factor trends increased over 2024.

The Company’s allowance for credit losses for collectively evaluated loans totaled $81.2 million as of December 31, 2024, which included $71.6 million of allowance related to commercial and commercial real estate loans. Of the $71.6 million allowance related to commercial and commercial real estate loans, $32.0 million was attributable to qualitative loss factors. Changes in managements’ judgement of qualitative loss factors could result in a significant change to the allowance for credit losses for loans. As described in Note 1a to our financial statements filed as part of this Annual Report on Form 10-K, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. As of December 31, 2024, on a weighted average basis the most severe historical loss rate for our commercial and commercial real estate loans were 2.37% and 1.96%, respectively.

The Company’s quantitative component of allowance for credit losses for collectively evaluated loans is calculated with an economic forecast sourced from Moody’s. Management performed a hypothetical sensitivity analysis to understand the impact of changes in the economic forecast as a key input on our allowance for credit losses for collectively evaluated loans. Within the various economic scenarios considered for this hypothetical sensitivity analysis, as of December 31, 2024, the quantitative estimate of the allowance for credit loss for collectively evaluated loans would increase by approximately $47.2 million under sole consideration of an adverse Moody’s economic forecast. The hypothetical sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but lacks other qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

Our allowance for credit losses for individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. As of December 31, 2024, the Company’s allowance for credit losses on individually analyzed loans was relatively flat when compared to December 31, 2023.

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

Many of our client relationships start with referrals from existing clients. We then seek to cross sell our products to clients to grow the client relationship. For example, we will frequently offer an interest rate concession on credit products for clients that maintain a noninterest-bearing deposit account at the Bank. This strategy has helped maintain our funding costs and the growth of our interest expense even as we have substantially increased our total deposits. It has also helped fuel our significant loan growth. We believe that the Bank’s continued growth and profitability demonstrate the need for and success of our brand of banking.

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

General

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2024 and 2023 and results of operations for each of the years in the three-year period ended December 31, 2024. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income available to common stockholders for the year ended December 31, 2024 was $67.8 million, a decrease of $13.2 million, or 16.3%, compared to net income of $81.0 million for 2023. Diluted earnings per share were $1.76 for 2024, a 15.0% decrease from $2.07 for 2023.

The change in net income from 2023 to 2024 was attributable to the following:

●	Decrease in net interest income of $7.8 million. The decrease was primarily due to an 10 basis-point contraction in the net interest margin to 2.72% from 2.82%, partially offset by a $43.0 million, or 0.5%, increase in average interest-earning assets.

●	Increase in noninterest expenses of $7.8 million. The increase is primarily due to increases in information technology and communications expenses of $3.2 million, attributable to additional investments in technology, equipment and software. Additionally, there were increases in salaries and employee benefits of $1.8 million, attributable to an increase in incentive compensation accruals and an increase in expenses related to the Bank’s Supplemental Executive Retirement Plan. Finally, there were increases in merger expenses of $1.6 million, due to the planned merger with The First of Long Island Corporation, professional and consulting expenses of $0.9 million, occupancy and equipment of $0.7 million, branch closing expenses of $0.5 million, and marketing and advertising of $0.5 million, partially offset by decreases in FDIC insurance of $1.2 million, due to an FDIC special assessment charge in 2023, and amortization of core deposit intangible of $0.2 million.

●	Increase in provision for credit losses of $5.6 million. The increase reflected an increase in the individually evaluated allowance, partially offset by a decrease in the level of collectively evaluated allowance.

●

Increase in noninterest income of $2.7 million, primarily due to increases in net gains on sale of loans held-for-sale of $1.0 million, income on bank owned life insurance of $0.8 million, deposit, loan and other income of $0.8 million, and net losses on equity securities of $0.1 million.

●	Decrease in income tax expense of $5.3 million resulting primarily from lower taxable income.

Net income available to common stockholders for the year ended December 31, 2023 was $81.0 million, a decrease of $38.2 million, or 32.1%, compared to net income of $119.2 million for 2022. Diluted earnings per share were $2.07 for 2023, a 31.2% decrease from $3.01 for 2022.

The change in net income from 2022 to 2023 was primarily attributable to the following:

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

Net Interest Income

Fully taxable equivalent net interest income for 2024 totaled $250.7 million, a decrease of $7.6 million, or 2.9%, from 2023. The decrease in net interest income was due to a 10 basis-point contraction in the net interest margin to 2.72% from 2.82%, partially offset by a $43.0 million, or 0.5%, increase in average interest-earning assets. The net interest margin contraction was due to a 49-basis point increase in the average cost of deposits, including noninterest-bearing demand, to 3.23%, and was partially offset by a 29 basis-point increase in the loan portfolio yield to 5.86%.

Fully taxable equivalent net interest income for 2023 totaled $258.3 million, a decrease of $46.3 million, or 15.2%, from 2022. The decrease in net interest income was due to an 87 basis-point contraction in the net interest margin to 2.82% from 3.69%, partially offset by a $0.9 billion, or 11.0%, increase in average interest-earning assets. The net interest margin contraction was due to a 199-basis point increase in the average cost of deposits, including noninterest-bearing demand, to 2.74%, and was partially offset by a 77 basis-point increase in the loan portfolio yield to 5.57%. Average total loans, which include loans held-for-sale, increased by 10.8% to $8.2 billion in 2023 from $7.4 billion in 2022. The increase in average total loans is attributable to higher loan originations.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2024, 2023 and 2022 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2024			2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Tax-Equivalent Basis)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$733,261	$24,261	3.31%	$726,487	$22,541	3.10%	$660,760	$17,640	2.67%
Loans receivable and loans held-for-sale (2) (3) (4)	8,192,738	479,994	5.86%	8,179,853	455,940	5.57%	7,380,584	354,450	4.80%
Federal funds sold and interest-earning deposits with banks	243,650	12,617	5.18%	220,143	11,104	5.04%	186,205	2,493	1.34%
Restricted investment in bank stocks	44,209	4,349	9.84%	44,389	3,662	8.25%	36,744	1,655	4.50%
Total interest-earning assets	9,213,858	521,221	5.66%	9,170,872	493,247	5.38%	8,264,293	376,238	4.55%
Noninterest-earning assets:
Allowance for credit losses	(83,993)			(89,119)			(84,209)
Noninterest-earning assets	620,574			613,642			602,657
Total assets	$9,750,439			$9,695,395			$8,782,741

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Time deposits	$2,564,670	$114,555	4.47%	$2,529,892	$92,969	3.67%	$1,449,826	$21,331	1.47%
Other interest-bearing deposits	3,751,117	130,291	3.47%	3,667,096	113,207	3.09%	3,702,773	29,230	0.79%
Total interest-bearing deposits	6,315,787	244,846	3.88%	6,196,988	206,176	3.33%	5,152,599	50,561	0.98%

Borrowings	774,533	20,386	2.63%	792,239	22,453	2.83%	661,729	12,188	1.84%
Subordinated debentures	79,673	5,239	6.58%	85,249	6,234	7.31%	153,092	8,759	5.72%
Finance lease	1,382	81	5.86%	1,630	96	5.89%	1,838	119	6.47%
Total interest-bearing liabilities	7,171,375	270,552	3.77%	7,076,106	234,959	3.32%	5,969,258	71,627	1.20%
Noninterest-bearing deposits	1,268,839			1,332,809			1,612,040
Other liabilities	80,702			89,122			51,048
Stockholders’ equity	1,229,523			1,197,358			1,150,395
Total liabilities and stockholders’ equity	$9,750,439			$9,695,395			$8,782,741

Net interest income/interest rate spread (5)		250,669	1.88%		258,288	2.06%		304,611	3.35%
Tax-equivalent adjustment		(3,332)			(3,182)			(2,492)
Net interest income as reported		$247,337			$255,106			$302,119
Net interest margin (6)			2.72%			2.82%			3.69%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 21% federal tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2024/2023			2023/2022
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Interest income:
Investment securities:	$224	$1,496	$1,720	$2,039	$2,862	$4,901
Loans receivable and loans held-for-sale	755	23,299	24,054	44,551	56,939	101,490
Federal funds sold and interest-earnings deposits with banks	1,217	296	1,513	1,712	6,899	8,611
Restricted investment in bank stocks	(18)	705	687	631	1,376	2,007
Total interest income:	$2,178	$25,796	$27,974	$48,933	$68,076	$117,009

Interest expense:
Savings, NOW, money market, interest checking	$2,918	$14,166	$17,084	$(1,101)	$85,078	$83,977
Time deposits	1,553	20,033	21,586	39,690	31,949	71,639
Borrowings and subordinated debentures	(833)	(2,229)	(3,062)	(1,262)	9,001	7,739
Finance obligation	(15)	-	(15)	(12)	(11)	(23)
Total interest expense:	$3,623	$31,970	$35,593	$37,315	$126,017	$163,332
Net interest income:	$(1,445)	$(6,174)	$(7,619)	$11,618	$(57,941)	$(46,323)

Provision for Credit Losses

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

For the year ended December 31, 2024, the provision for credit losses was $13.8 million, an increase of $5.6 million, compared to the provision for credit losses of $8.2 million for the year ended December 31, 2023. The increase in provision for credit losses for the year ended December 31, 2024 was due to increases in individually evaluated allowance, partially offset by a decrease in the level of collectively evaluated allowance.

For the year ended December 31, 2023, the provision for credit losses was $8.2 million, a decrease of $9.6 million, compared to the provision for credit losses of $17.8 million for the year ended December 31, 2022. The decrease in provision for credit losses for the year ended December 31, 2024 reflected changes in forecasted macroeconomic conditions, partially offset by organic loan growth.

Noninterest Income

Noninterest income for 2024 increased by $2.7 million, or 19.5%, to $16.7 million from $14.0 million in 2023. The increase was primarily due to increases in net gains on sale of loans held-for-sale of $1.0 million, bank owned life insurance of $0.8 million, deposit, loan and other income of $0.8 million and net gains on equity securities of $0.1 million.

Noninterest income for 2023 increased by $0.7 million, or 5.7%, to $14.0 million from $13.2 million in 2022. The increase was primarily due to decreases in net losses on equity securities of $1.4 million and increases in income on bank owned life insurance of $0.7 million, partially offset by decreases in deposit, loan and other income of $1.4 million.

Noninterest Expense

Noninterest expenses for 2024 increased by $7.8 million, primarily due to increases in information technology and communications expenses of $3.2 million, attributable to additional investments in technology, equipment and software. Additionally, there were increases in salaries and employee benefits of $1.8 million, attributable to an increase in incentive compensation accruals and an increase in expenses related to the Bank’s Supplemental Executive Retirement Plan. Finally, there were increases in merger expenses of $1.6 million, due to the planned merger with The First of Long Island Corporation, professional and consulting expenses of $0.9 million, occupancy and equipment of $0.7 million, branch closing expenses of $0.5 million, and marketing and advertising of $0.5 million, partially offset by decreases in FDIC insurance of $1.2 million, due to FDIC special assessment charge in 2023, and amortization of core deposit intangible of $0.2 million.

Noninterest expenses for 2023 increased by $17.6 million, primarily due to increases in salaries and employee benefits of $7.0 million attributable to increased staff in both the revenue and back-office areas of the Bank, base salary increases and incentive compensation accruals. Additionally, there were increases in FDIC insurance of $5.5 million, which included a $2.1 million FDIC special assessment recognized in 2023. Excluding the $2.1 million special assessment, the increase in FDIC insurance from the prior year of $3.4 million was attributable to balance sheet growth and a two-basis point increase in the Bank’s initial base rate. Finally, there were increases in information technology and communications of $3.2 million, other expenses of $2.3 million, occupancy and equipment of $1.0 million and marketing and advertising of $0.3 million, partially offset by decreases in professional and consulting of $0.5 million, BoeFly acquisition of $0.5 million and amortization of core deposit intangibles of $0.2 million. The increase in information technology and communications was primarily attributable to additional investments in technology, equipment and software.

Income Taxes

Income tax expense was $24.7 million for 2024 compared to $30.0 million for 2023 and $46.0 million for 2022. The decrease in income tax expense in 2024 when compared to 2023 and 2022 was primarily the result of lower taxable income. The effective tax rates were 25.1% in 2024, 25.6% in 2023 and 26.9% for 2022. The lower effective tax rate during 2024 when compared to 2023 and 2022, was the result of a lower percentage of income being derived from taxable sources.

For a more detailed description of income taxes see Note 11 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

As of December 31, 2024, the Company’s total assets were $9.9 billion, an increase of $24 million from December 31, 2023. Total loans (including loans held-for-sale) were $8.3 billion, a decrease of $70 million from December 31, 2023. Deposits were $7.8 billion, an increase of $284 million from December 31, 2023.

As of December 31, 2023, the Company’s total assets were $9.9 billion, an increase of $0.2 billion from December 31, 2022. Total loans (including loans held-for-sale) were $8.3 billion, an increase of $0.2 billion from December 31, 2022. Deposits were $7.5 billion, an increase of $0.2 billion from December 31, 2022.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail clients living and working in the Bank’s metropolitan, New York market area, consisting of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey, as well as NYC’s five boroughs, Nassau, Rockland, Orange, Suffolk and Westchester counties, in New York and businesses and individuals living and working in the communities served by the Bank's West Palm Beach, Florida office. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality client service, competitive rate structures and selective marketing have enabled it to gain market share.

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

The largest component of the gross loan portfolio as of December 31, 2024 and December 31, 2023 was commercial real estate loans. Commercial real estate loans decreased $14.9 million, or 0.3%, to $5.9 billion as of December 31, 2024 from December 31, 2023. See the tables below for more detailed information on our commercial real estate portfolio. Commercial loans decreased $46.0 million, or 2.9%, to $1.5 billion as of December 31, 2024 from December 31, 2023. Commercial construction loans decreased $4.3 million, or 0.7%, as of December 31, 2024 from December 31, 2023. Residential real estate loans decreased $6.4 million, or 2.5%, to $0.2 billion as of December 31, 2024 from December 31, 2023. Consumer loans remained essentially flat when compared to the prior year.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,	December 31,
	2024	2023

Commercial	$1,532,730	$1,578,730
Commercial real estate	5,880,679	5,895,545
Commercial construction	616,246	620,496
Residential real estate	249,691	256,041
Consumer	1,136	1,029
Gross loans	8,280,482	8,351,841
Net deferred fees	(5,672)	(6,696)
Loans receivable	8,274,810	8,345,145
Allowance for credit losses	(82,685)	(81,974)
Net loans receivable	$8,192,125	$8,263,171

While the previous table reflects the classification of our loans by loan portfolio segment, the following tables present further disaggregation of our commercial real estate portfolio along with loan-to-value ("LTV") percentages.

	December 31, 2024		December 31, 2023
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$2,496,508	61%	$2,553,401	61%
Nonowner-occupied	1,965,044	53	2,177,585	54
Owner-occupied	1,101,034	52	930,319	53
Land loans	317,524	45	234,563	45
Total commercial real estate loans (before fair value adjustment)	5,880,110	56%	5,895,868	56%
Fair value premium (discount)	569		(323)
Total commercial real estate loans	$5,880,679		$5,895,545

The table above is further broken down in the following table by geography:

	December 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,588,891	63.6%	$1,623,666	63.6%
New York	713,651	28.6	789,065	30.9
Florida	7,732	0.3	7,828	0.3
Connecticut	36,486	1.5	36,761	1.4
All Other States	149,748	6.0	96,081	3.8
Total multifamily loans	$2,496,508	100.0%	$2,553,401	100.0%

	December 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$796,785	40.5%	$972,907	44.7%
New York	730,145	37.2	778,842	35.8
Florida	162,184	8.3	205,178	9.4
Connecticut	47,083	2.4	80,067	3.7
All Other States	228,847	11.6	140,592	6.4
Total nonowner occupied	$1,965,044	100.0%	$2,177,585	100.0%

	December 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$509,151	46.3%	$474,905	51.1%
New York	312,514	28.4	267,990	28.8
Florida	46,540	4.2	69,989	7.5
Connecticut	36,636	3.3	5,887	0.6
All Other States	196,193	17.8	111,548	12.0
Total owner-occupied	$1,101,034	100.0%	$930,319	100.0%

	December 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$78,429	24.7%	$106,884	45.6%
New York	110,967	35.0	77,767	33.1
Florida	125,523	39.5	48,807	20.8
Connecticut	-	-	-	-
All Other States	2,605	0.8	1,105	0.5
Total land	$317,524	100.0%	$234,563	100.0%

In addition, the following tables present further detail with respect to our owner-occupied and nonowner-occupied borrower concentrations included in the commercial real estate segment.

	December 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$203,119	18.4%	$208,685	22.4%
Office	94,821	8.6	102,886	11.1
Warehouse/Industrial	247,413	22.5	249,557	26.8
Mixed Use	126,783	11.5	116,046	12.5
Other	428,898	39.0	253,145	27.2
Total owner-occupied	$1,101,034	100.0%	$930,319	100.0%

	December 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$612,431	31.1%	$637,211	29.3%
Office	420,059	21.4	424,479	19.5
Warehouse/Industrial	213,842	10.9	233,518	10.7
Mixed Use	127,604	6.5	192,617	8.8
Other	591,108	30.1	689,760	31.7
Total nonowner-occupied	$1,965,044	100.0%	$2,177,585	100.0%

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable-rate loans as of December 31, 2024 by remaining contractual maturity.

	As of December 31, 2024 Maturing:
		After	After
	In	One Year	Five Years
	One Year	through	through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial	$465,415	$471,079	$366,432	$229,804	$1,532,730
Commercial real estate	843,846	2,081,202	2,862,719	92,912	5,880,679
Commercial construction	436,007	180,239	-	-	616,246
Residential real estate	3,560	25,343	36,568	184,220	249,691
Consumer	1,048	67	3	18	1,136
Total	$1,749,876	$2,757,930	$3,265,722	$506,954	$8,280,482
Loans with:
Fixed rates	$514,628	$1,773,159	$978,930	$341,187	$3,607,904
Variable rates	1,235,248	984,771	2,286,792	165,767	4,672,578
Total	$1,749,876	$2,757,930	$3,265,722	$506,954	$8,280,482

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Asset Quality

General. One of our key objectives is to maintain a high level of asset quality. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by sending late notices, as well as making personal contact with the borrower. Typically, late notices are sent approximately 10 days after the date the payment is due followed up by direct contact with the borrower approximately 15 days after payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed, and additional efforts are made to collect the deficiency. Total loans delinquent 30 days or more are reported to the Board of Directors of the Bank on a monthly basis.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“nonaccrual” loans). Except for loans that are well-secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan that is 90 days or greater past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. Typically, a nonaccrual loan may return to accrual status if the borrower makes the loan current and then makes six consecutive payments as scheduled.

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

The Company evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. The Company evaluates the pooling methodology at least annually. Loans transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner. A loan is considered for individual analysis when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by the Company in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments when due. Nonaccrual loans that are $250,000 or higher and all purchased credit-deteriorated (PCD) loans are individually analyzed. For loans designated as nonaccrual with balances of less than $250,000, these loans are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures. Instruments will not be included in either collective or individual analysis. Individual analysis will establish an individually evaluated allowance for instruments in scope.

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

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for credit losses is maintained at a level which is reasonable and supportable to cover our current expected credit losses at each reporting date. However, actual realized losses over time are dependent upon future events and, as such, further additions, or subtractions, to the level of allowances for credit losses may become necessary.

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	2024	2023
(dollars in thousands)
Classified Loans:
Substandard	$72,399	$58,509
Doubtful	-	-
Loss	-	-
Total classified loans	72,399	58,509
Special Mention Loans	149,375	54,168
Total classified and special mention loans	$221,774	$112,677

During the year ended December 31, 2024, “substandard” loans and “doubtful” loans, which include lower credit quality loans which possess higher risk characteristics than “special mention” loans, increased to $72.4 million, or 0.9% of loans receivable, as of December 31, 2024 from $58.5 million, or 0.7% of loans receivable, as of December 31, 2023. The increase in substandard loans from the prior year was primarily due to a net increase in loans migrating to nonaccrual during the year ended December 31, 2024.

During the year ended December 31, 2024, “special mention” loans were $149.4 million, or 1.8% of loans receivable, while “special mention” loans as of December 31, 2023 were $54.2 million, or 0.8% of loans receivable.  The increase in special mention loans from the prior year was primarily attributable to a loan modification of one commercial real estate relationship of $48.7 million and one commercial real estate relationship of $31.2 million. As of December 31, 2024, these relationships are paying as agreed and are all current.

Nonaccrual Loans, OREO and Loans 90 Days or Greater Past Due and Still Accruing

Nonperforming assets include nonaccrual loans and OREO. Nonaccrual loans represent loans on which interest accruals have been suspended. OREO represents property acquired through foreclosure in partial or full satisfaction of loans. Loans 90 days or greater past due and still accruing represent loans that are both well-secured and in the process of collection, as well as any purchased credit-deteriorated loans, net of fair value marks, which accrete income per the valuation at the date of acquisition. The Company considers charging off loans, or a portion thereof, at the time the Company deems it has exhausted all means of collection. For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned (“OREO”), and loans past due 90 days or greater and still accruing:

	December 31,	December 31,
	2024	2023

Nonaccrual loans	$57,310	$52,524
OREO	-	-
Total nonperforming assets	$57,310	$52,524

Loans 90 days or greater past due and still accruing	$-	$-

Nonaccrual loans to loans receivable	0.69%	0.63%
Nonperforming assets to total assets	0.58	0.53

Allowance for Credit Losses and Related Provision

The allowance for credit losses is an estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and investment securities measured at amortized cost. It also applies to off-balance-sheet credit exposures such as loan commitments and unused lines of credit. Loan losses are charged against the allowance for credit losses when the Bank believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The expected credit loss for unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in “Other Liabilities”.

As of December 31, 2024, the allowance for credit losses for loans was $82.7 million, an increase of $0.7 million, or 0.9%, from $82.0 million as of December 31, 2023. The increase in the allowance for credit losses was primarily driven by $14.0 million in provision for credit losses on loans, partially offset by net charge-offs of $13.3 million.

The allowance for credit losses for loans as a percentage of loans receivable was 1.00% as of December 31, 2024 and 0.98% as of December 31, 2023.

Three-Year Statistical Allowance for Credit Losses for Loans

The following table reflects the relationship of loan volume, the provision and allowance for credit losses for loans and net charge-offs for the periods presented.

	December 31,	December 31,	December 31,
	2024	2023	2022

Balance as of January 1,	$81,974	$90,513	$78,773
Charge-offs:
Commercial	3,286	14,888	2,612
Commercial real estate	10,416	2,142	2,819
Residential real estate	-	18	9
Consumer	-	1	3
Total charge-offs	13,702	17,049	5,443
Recoveries:
Commercial	392	10	54
Commercial real estate	31	-	-
Residential real estate	6	68	63
Consumer	-	8	-
Total recoveries	429	86	117
Net charge-offs	13,273	16,963	5,326
Provision for credit losses for loans	13,984	8,424	17,066
Balance at end of year	$82,685	$81,974	$90,513
Ratio of net charge-offs during the year to average loans receivable outstanding during the year	0.16%	0.23%	0.07%
Allowance for credit losses for loans as a percentage of loans receivable	1.00	0.98	1.12

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

	Total Commercial		Residential Real Estate		Consumer
	Amount of	% of Total	Amount of	% of Total	Amount of	% of Total	Total
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
	(dollars in thousands)
2024	$78,119	94.5%	$4,561	5.5%	$5	0.0%	$82,685
2023	77,649	94.7%	4,320	5.2%	5	0.1%	81,974
2022	86,363	95.4%	4,143	4.6%	7	0.1%	90,513

Investments

For the year ended December 31, 2024, the average amortized cost of investment securities, including equity securities, increased by $6.8 million to approximately $733.3 million or 8.0% of average earning assets, from $726.5 million, or 7.9% of average earning assets, for the year ended December 31, 2023. As of December 31, 2024, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. States and Political Subdivisions, Corporate Bonds and other debt and equity securities.

During the year ended December 31, 2024, rate related factors increased investment revenue by $1.5 million and volume related factors increased investment revenue by $0.2 million. The tax-equivalent yield on investments increased by 21 basis points to 3.31% from a yield of 3.10% during the year ended December 31, 2023.

Investment securities available-for-sale are a part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. The Company continues to reposition the investment portfolio as part of an overall corporate-wide strategy to produce reasonable and consistent margins where feasible, while attempting to limit risks inherent in the Company’s Consolidated Statement of Condition.

As of December 31, 2024, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $69.6 million as compared with net unrealized losses of $57.8 million as of December 31, 2023. The increase in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. For additional information regarding the Company’s investment portfolio, see Note 4, Note 16 and Note 21 of the Notes to the Consolidated Financial Statements.

During 2024, 2023 and 2022, there were no sales from the Company’s available-for-sale portfolio. The Company had no impairment charges in 2024, 2023 and 2022. The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for amortized cost of our investment securities, excluding equity securities, as of December 31, 2024, on a contractual maturity basis.

			Due after 1 year		Due after 5 years
	Due in 1 year or less		through 5 years		through 10 years		Due after 10 years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Market
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$-	-%	$-	-%	$610	2.62%	$95,555	4.07%	$96,165	4.06%	$84,670
Residential Mortgage Pass-through Securities	10	2.79	190	3.33	2,220	3.34	437,025	3.26	439,445	3.26	378,838
Commercial Mortgage Pass-through Securities	-	-	-	-	3,941	1.54	21,048	2.90	24,989	2.69	20,892
Obligations of U.S. States and Political Subdivisions	1,034	5.33	3,305	4.40	9,507	3.67	127,929	3.65	141,775	3.68	122,404
Corporate Bonds and Notes	3,000	5.26	2,000	4.42	-	-	-	-	5,000	4.92	4,987
Asset-backed Securities	-	-	-	-	282	5.81	610	5.55	892	5.63	885
Other Securities	171	0.25	-	-	-	-	-	-	171	0.25	171
Total Investment Securities	$4,215	5.07%	$5,495	4.37%	$16,560	3.12%	$682,167	3.44%	$708,437	3.45%	$612,847

For information regarding the carrying value of the investment portfolio, see Note 4, Note 16 and Note 21 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity as of December 31, 2024. Other securities do not have a contractual maturity and are included in the “Due in 1 year or less” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31, for each of the last three years.

	2024	2023
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$84,670	$45,326
Residential mortgage pass-through securities	378,838	411,191
Commercial mortgage pass-through securities	20,892	21,564
Obligations of U.S. States and political subdivisions	122,404	132,705
Corporate bonds and notes	4,987	4,973
Asset-backed securities	885	1,238
Certificates of deposit	-	-
Other securities	171	165
Total	$612,847	$617,162

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2024, and December 31, 2023, the results of the models are monitored by guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

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

Based on our model, which was run as of December 31, 2024, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 8.02%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 3.56%. As of December 31, 2023, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 9.25%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 5.34%.

 Based on our model, which was run as of December 31, 2024, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.08%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 0.37%. As of December 31, 2023, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 5.68%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 4.29%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2024, would decrease by 7.87% with an instantaneous rate shock of up 200 basis points, and increase by 1.67% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2023, would decrease by 15.09% with an instantaneous rate shock of up 200 basis points, and increase by 5.75% with an instantaneous rate shock of down 100 basis points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and NII as of December 31, 2024.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,174,401	$(163,250)	(12.20)	+300	$258,021	$(36,732)	(12.46)
+200	1,232,430	(105,221)	(7.87)	+200	271,126	(23,627)	(8.02)
+100	1,291,769	(45,882)	(3.43)	+100	284,180	(10,573)	(3.59)
0	1,337,651	-	-	0	294,753	-	-
-100	1,359,994	22,343	1.67	-100	305,248	10,495	3.56
-200	1,370,518	32,867	2.46	-200	316,695	21,942	7.44
-300	1,364,153	26,502	1.98	-300	330,191	35,438	12.02

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

Liquidity

Liquidity is a measure of a bank’s ability to fund loans, withdrawals or maturities of deposits, and other cash outflows, in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

As of December 31, 2024, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2024, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $799.7 million, which represented 8.1% of total assets and 9.4% of total deposits and borrowings, compared to $516.3 million as of December 31, 2023, which represented 5.2% of total assets and 6.1% of total deposits and borrowings on such date. As of December 31, 2024, not included in the above liquid assets were securities with a market value of $102.5 million which were pledged to the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $95.2 million as of December 31, 2024.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2024, had the ability to borrow $2.5 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $1.6 billion as of December 31, 2024. In addition, as of December 31, 2024, the Bank had in place borrowing capacity of $305 million through correspondent banks and other unsecured borrowing lines. As of December 31, 2024, the Bank had aggregate available and unused credit of approximately $3.0 billion, which represents the aforementioned facilities totaling $4.4 billion net of $1.4 billion in outstanding borrowings and letters of credit. As of December 31, 2024, outstanding commitments for the Bank to extend credit were approximately $1.1 billion.

Cash and cash equivalents totaled $356.5 million as of December 31, 2024, increasing by $113.8 million from $242.7 million as of December 31, 2023. Operating activities provided $60.7 million in net cash. Investing activities provided $55.2 million in net cash, primarily reflecting a decrease in loans. Financing activities used $2.1 million in net cash, primarily reflecting a net increase in deposits of $284.0 million, partially offset by a decrease in net borrowings of $245.5 million and $33.3 million in cash dividends paid.

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

The following table sets forth the year-to-date average balances and weighted average rates of our deposits for the periods indicated.

	Year-to-Date Average December 31, 2024		Year-to-Date Average December 31, 2023		Year-to-Date Average December 31, 2022
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,268,839	-%	$1,332,809	-%	$1,612,040	-%
Demand, interest-bearing & NOW	3,253,364	3.50	3,292,907	3.17	3,284,866	0.80
Savings	497,753	3.28	374,189	2.37	417,907	0.70
Time	2,564,670	4.47	2,529,892	3.67	1,449,826	1.47
Average Total Deposits	$7,584,626	3.23%	$7,529,797	2.74%	$6,764,639	0.75%

Average total deposits increased by $54.8 million, or 0.7%, during the year ended December 31, 2024 when compared to the year ended December 31, 2023. The increase in total average deposits was primarily due to increases in savings deposits of $123.6 million and time deposits of $34.9 million, partially offset by decreases in noninterest-bearing demand deposits of $64.0 million and interest-bearing demand deposits of $39.5 million.

The increase in average time deposits of $34.9 million during the year ended December 31, 2024 was attributed to increases in retail time deposits of $117.9 million and internet listing services of $3.0 million, partially offset by decreases in CDARs of $39.9 million and nonreciprocal brokered time deposits of $46.0 million.

The decrease in year-to-date average noninterest-bearing demand deposits was consistent with industry trends reflecting higher levels of interest rates which resulted in migration of noninterest-bearing deposits to interest-bearing transaction deposits.

Average demand deposits (including interest-bearing and noninterest-bearing) during the year ended December 31, 2024 included $1.1 billion in ICS reciprocal deposits, compared to $0.9 billion during the year ended December 31, 2023. Average time deposits during the year ended December 31, 2023 included $71.0 million in CDARS, compared to $110.9 million during the year ended December 31, 2023. The decrease in CDARS was attributed to maturities that did not renew.

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

              The following table sets forth information related to the uninsured deposit balances of the Bank.

	As of December 31, 2024	As of December 31, 2023
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,196,115	$11,243,254
Estimated uninsured deposits	7,536,202	6,152,454

The Bank, on a consolidated basis:
Total deposits	$6,883,241	$7,536,202
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	2,712,798	2,388,545

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	December 31, 2024		December 31, 2023
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$1,422,044	18.2%	$1,259,364	16.7%
Demand, interest-bearing & NOW	3,248,731	41.5	3,326,989	44.1
Savings	592,139	7.6	418,478	5.6
Time	2,557,200	32.7	2,531,371	33.6
Total Deposits	$7,820,114	100.0%	$7,536,202	100.0%

Total deposits increased by $283.9 million, or 3.8%, to $7.8 billion as of December 31, 2024 from $7.5 billion as of December 31, 2023. The increase in total deposits was primarily due to an increase in savings deposits of $173.7 million, an increase in noninterest-bearing demand of $162.7 million and an increase in time deposits of $25.9 million, partially offset by a decrease in interest-bearing demand of $78.3 million.

Total interest-bearing demand deposits as of both December 31, 2024 and December 31, 2023 include $1.0 billion in ICS reciprocal deposits. Total time deposits as of December 31, 2024 include $60.3 million in CDARS, compared to $96.0 million as of December 31, 2023.

Included in time deposits were nonreciprocal brokered deposits of $907.2 million as of December 31, 2024, which decreased from $915.5 million as of December 31, 2023.

As of December 31, 2024, we held $695.7 million of time deposits balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of December 31, 2024:

December 31,
2024
(dollars in thousands)
3 months or less	$223,840
Over 3 to 6 months	225,561
Over 6 to 12 months	221,962
Over 12 months	24,384
Total	$695,747

Federal Home Loan Bank Advances

Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2024, the Company had a gross carrying value of $688.1 million, excluding a net fair value discount of $36 thousand, in notes outstanding at a weighted average interest rate of 4.49%. As of December 31, 2023, the Company had a gross carrying value of $933.6 million, excluding a net fair value discount of $58 thousand, in notes outstanding at a weighted average interest rate of 5.41%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations as of December 31, 2024 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

					Over 5
	Total	Less than 1 year	1 – 3 years	4 – 5 years	years
	(dollars in thousands)
December 31, 2024
Contractual obligations:
Operating lease obligations	$17,851	$3,576	$6,370	$3,525	$4,380
Other contractual obligations:
Time Deposits	2,557,200	2,202,302	345,612	9,286	-
Federal Home Loan Bank advances and repurchase agreements	688,064	660,493	2,310	25,000	261
Finance lease	1,381	353	706	322	-
Subordinated debentures, net of debt issuance costs	79,944	-	-	-	79,944
Total other contractual obligations	3,326,589	2,863,148	348,628	34,608	80,205
Other commercial commitments – off-balance sheet:
Commitments under commercial loans and lines of credit	748,082	562,656	145,467	9,464	30,495
Home equity and other revolving lines of credit	41,365	7,977	16,369	10,110	6,909
Outstanding commercial mortgage loan commitments	345,911	64,327	277,879	2,935	770
Standby letters of credit	41,466	29,399	10,067	2,000	-
Overdraft protection lines	818	414	181	7	216
Total other commercial commitments-off balance sheet	1,177,642	664,773	449,963	24,516	38,390
Total contractual obligations and other commitments	$4,522,082	$3,531,497	$804,961	$62,649	$122,975

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

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. As of December 31, 2024, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 10.97%, 12.29% and 14.11%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 15 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures was previously three-month LIBOR plus 2.85% and reprices quarterly. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread of 0.26161%. The rate as of December 31, 2024 was 7.70%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. "Consolidation" Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

During June 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance to, but excluding, June 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. From and including June 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on June 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

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

Shareholders and the Board of Directors of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Loss Factors on Commercial and Commercial Real Estate Loans

As described in Note 1a to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses.  ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date.  As of December 31, 2024, the allowance for credit losses (“ACL”) on loans was $82,685,000.

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

Livingston, New Jersey

February 21, 2025

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2024	2023
(in thousands, except share data)
ASSETS
Cash and due from banks	$57,816	$61,421
Interest-bearing deposits with banks	298,672	181,293
Cash and cash equivalents	356,488	242,714

Investment securities	612,847	617,162
Equity securities	20,092	18,564

Loans held-for-sale	743	-

Loans receivable	8,274,810	8,345,145
Less: Allowance for credit losses - loans	82,685	81,974
Net loans receivable	8,192,125	8,263,171

Investment in restricted stock, at cost	40,449	51,457
Bank premises and equipment, net	28,447	30,779
Accrued interest receivable	45,498	49,108
Bank owned life insurance	243,672	237,644
Right of use operating lease assets	14,489	12,007
Goodwill	208,372	208,372
Core deposit intangibles	4,639	5,874
Other assets	111,739	118,751
Total assets	$9,879,600	$9,855,603
LIABILITIES
Deposits:
Noninterest-bearing	$1,422,044	$1,259,364
Interest-bearing	6,398,070	6,276,838
Total deposits	7,820,114	7,536,202
Borrowings	688,064	933,579
Subordinated debentures, net of debt issuance costs	79,944	79,439
Operating lease liabilities	15,498	13,171
Other liabilities	34,276	76,592
Total liabilities	8,637,896	8,638,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value;
$1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of December 31, 2024 and as of December 31, 2023; outstanding 115,000 shares as of December 31, 2024 and as of December 31, 2023	110,927	110,927
Common stock, no par value:
Authorized 100,000,000 shares; issued 42,255,865 shares as of December 31, 2024 and 42,122,948 shares as of December 31, 2023; outstanding 38,370,317 shares as of December 31, 2024 and 38,519,770 as of December 31, 2023	586,946	586,946
Additional paid-in capital	36,347	33,182
Retained earnings	631,446	590,970
Treasury stock, at cost 3,885,548 shares as of December 31, 2024 and 3,603,178 shares as of December 31, 2023	(76,116)	(70,296)
Accumulated other comprehensive loss	(47,846)	(35,109)
Total stockholders’ equity	1,241,704	1,216,620
Total liabilities and stockholders’ equity	$9,879,600	$9,855,603

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2024	2023	2022
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$477,859	$453,992	$352,993
Interest and dividends on investment securities:
Taxable	18,561	16,666	12,712
Tax-exempt	4,503	4,641	3,893
Dividends	4,349	3,662	1,655
Interest on federal funds sold and other short-term investments	12,617	11,104	2,493
Total interest income	517,889	490,065	373,746
Interest expense:
Deposits	244,846	206,176	50,561
Borrowings	25,706	28,783	21,066
Total interest expense	270,552	234,959	71,627
Net interest income	247,337	255,106	302,119
Provision for credit losses	13,800	8,200	17,750
Net interest income after provision for credit losses	233,537	246,906	284,369
Noninterest income:
Deposit, loan and other income	6,861	6,098	7,472
Income on bank owned life insurance	7,142	6,316	5,597
Net gains on sale of loans held-for-sale	2,723	1,704	1,695
Net gains (losses) on equity securities	2	(117)	(1,521)
Total noninterest income	16,728	14,001	13,243
Noninterest expense:
Salaries and employee benefits	90,053	88,223	80,717
Occupancy and equipment	11,615	10,884	9,865
FDIC insurance	7,200	8,365	2,881
Professional and consulting	8,447	7,547	8,053
Marketing and advertising	2,420	1,965	1,692
Information technology and communications	17,574	14,340	11,108
Merger expenses	1,605	-	-
Branch closing expenses	477	-	-
Amortization of core deposit intangible	1,235	1,438	1,685
Increase in value of acquisition price	-	-	1,516
Other expenses	11,172	11,187	8,871
Total noninterest expenses	151,798	143,949	126,388
Income before income tax expense	98,467	116,958	171,224
Income tax expense	24,674	29,955	46,013
Net income	73,793	87,003	125,211
Preferred dividends	6,036	6,036	6,037
Net income available to common stockholders	$67,757	$80,967	$119,174
Earnings per common share:
Basic	$1.77	$2.08	$3.03
Diluted	1.76	2.07	3.01

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
(dollars in thousands)

Net income	$73,793	$87,003	$125,211

Other comprehensive income (loss), net of tax:
Net unrealized holding (losses) gains on available-for-sale-securities arising during period	(11,856)	3,940	(61,291)
Net unrealized (losses) gains on cash flow hedges	(2,329)	(7,550)	29,954
Pension plan adjustments	1,448	865	377
Total other comprehensive loss, net of tax	(12,737)	(2,745)	(30,960)
Total comprehensive income	$61,056	$84,258	$94,251

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total
			Additional Paid	Retained		Comprehensive	Stockholders’
	Preferred Stock	Common Stock	In Capital	Earnings	Treasury Stock	Income (Loss)	Equity
(in thousands, except share and per share data)
Balance as of January 1, 2022	$110,927	$586,946	$27,246	$440,169	$(39,672)	$(1,404)	$1,124,212
Net income	-	-	-	125,211	-	-	125,211
Other comprehensive loss, net of tax	-	-	-	-	-	(30,960)	(30,960)
Cash dividends declared on preferred stock ($1.3125 per share)	-	-	-	(6,037)	-	-	(6,037)
Cash dividends declared on common stock ($0.595 per share)	-	-	-	(23,428)	-	-	(23,428)
Exercise of stock options (15,086 shares)	-	-	124	-	-	-	124
Restricted stock grants, net of forfeitures (53,169 shares)	-	-	-	-	-	-	-
Stock grants (153 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (31,383 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (22,350 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(2,133)	-	-	-	(2,133)
Repurchase of stock (447,108 shares)	-	-	-	-	(13,127)	-	(13,127)
Stock-based compensation expense	-	-	4,889	-	-	-	4,889
Balance as of December 31, 2022	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	87,003	-	-	87,003
Other comprehensive loss, net of tax	-	-	-	-	-	(2,745)	(2,745)
Cash dividends declared on preferred stock ($1.3125 per share)	-	-	-	(6,036)	-	-	(6,036)
Cash dividends declared on common stock ($0.665 per share)	-	-	-	(25,912)	-	-	(25,912)
Exercise of stock options (7,388 shares)	-	-	96	-	-	-	96
Restricted stock grants, net of forfeitures (84,057 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (36,006 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (52,353 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,900)	-	-	-	(1,900)
Repurchase of stock (904,152 shares, including 1% excise tax)	-	-	-	-	(17,497)	-	(17,497)
Stock-based compensation expense	-	-	4,860	-	-	-	4,860
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620
Net income	-	-	-	73,793	-	-	73,793
Other comprehensive loss, net of tax	-	-	-	-	-	(12,737)	(12,737)
Cash dividends declared on preferred stock ($1.3125 per share)	-	-	-	(6,036)	-	-	(6,036)
Cash dividends declared on common stock ($0.71 per share)	-	-	-	(27,281)	-	-	(27,281)
Restricted stock grants, net of forfeitures (69,772 shares)	-	-	-	-	-	-	-
Stock grants (1,533 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (37,542 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (24,070 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,403)	-	-	-	(1,403)
Repurchase of stock (282,370 shares)	-	-	-	-	(5,820)	-	(5,820)
Stock-based compensation expense	-	-	4,568	-	-	-	4,568
Balance as of December 31, 2024	$110,927	$586,946	$36,347	$631,446	$(76,116)	$(47,846)	$1,241,704

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

.	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$73,793	$87,003	$125,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,422	4,503	3,863
Provision for credit losses	13,800	8,200	17,750
Amortization of intangibles	1,235	1,438	1,685
Net accretion of loans	(879)	(1,904)	(3,178)
Accretion on bank premises	(49)	(49)	(49)
Accretion on deposits	(88)	(279)	(777)
Amortization on borrowings	22	21	40
Net deferred income tax (benefit) expense	(2,040)	4,135	(403)
Stock-based compensation	4,568	4,860	4,889
Change in fair value of equity securities, net	(2)	117	1,521
Gain on sale of loans held-for-sale, net	(2,723)	(1,704)	(1,695)
Net losses on disposition of fixed assets	477	-	22
Gain on sale of other real estate owned	-	22	6
Loans originated for resale	(29,340)	(26,153)	(21,128)
Proceeds from sale of loans held-for-sale	31,320	36,645	28,341
Increase in cash surrender value of bank owned life insurance	(7,142)	(6,316)	(5,597)
Amortization of premiums on investment securities, net	793	1,030	2,155
Amortization of subordinated debt issuance costs	505	1,184	304
Decrease (increase) in accrued interest receivable	3,610	(3,046)	(11,910)
Net change in operating leases	(155)	(54)	(182)
Decrease (increase) in other assets	8,691	(7,514)	(12,413)
(Increase) decrease in other liabilities	(40,118)	(9,248)	48,322
Net cash provided by operating activities	60,700	92,891	176,777
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(80,519)	(42,143)	(339,059)
Maturities, calls and principal repayments	69,651	64,550	150,287
Net redemptions (purchases) of restricted investment in bank stocks	11,008	(4,853)	(18,778)
Purchases of equity securities	(1,526)	(2,870)	(3,538)
Loans held-for-sale payments	-	25	54
Net decrease (increase) in loans	57,941	(255,556)	(1,292,938)
Cash flow hedge premium payment	-	-	(6,965)
Purchases of premises and equipment	(3,793)	(7,433)	(3,301)
Purchases of bank owned life insurance	-	-	(30,000)
Proceeds from BOLI death benefits	1,114	-	-
Proceeds from disposition of fixed assets	1,275	-	697
Proceeds from sale of other real estate owned	-	242	309
Net cash provided by (used in) investing activities	55,151	(248,038)	(1,543,232)
Cash flows from financing activities
Net increase in deposits	284,000	179,859	1,024,446
Repayment of subordinated debt	-	(75,000)	-
Advances of Federal Holme Loan Bank ("FHLB") borrowings	866,529	2,946,500	4,203,181
Repayments of FHLB borrowings	(1,112,066)	(2,870,564)	(3,813,792)
Cash dividends paid on preferred stock	(6,036)	(6,036)	(6,037)
Cash dividends paid on common stock	(27,281)	(25,912)	(23,428)
Purchase of treasury stock	(5,820)	(17,497)	(13,127)
Proceeds from exercise of stock options	-	96	124
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,403)	(1,900)	(2,133)
Net cash (used in) provided by financing activities	(2,077)	129,546	1,369,234

Net change in cash and cash equivalents	113,774	(25,601)	2,779
Cash and cash equivalents at beginning of period	242,714	268,315	265,536
Cash and cash equivalents at end of period	$356,488	$242,714	$268,315
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$270,946	$230,806	$67,850
Income taxes paid	24,001	31,647	49,234
Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$-	$-	$579
Transfer of loans held-for-sale to loans held-for-investment	-	16,156	8,043
Transfer of loans held-for-investment to loans held-for-sale	-	11,197	27,137

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

Investment Securities

The Company accounts for its investment securities in accordance with FASB ASC 320, “Investments-Debt and Equity Securities”. Investments are classified into the following categories: (1) held-to-maturity securities, for which the Company has both the positive intent and ability to hold until maturity, which are reported at amortized cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near term and are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which do not meet the criteria of the other two categories and which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity or other factors, and are reported at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity and excluded from earnings.

Investment securities are adjusted for amortization of premiums and accretion of discounts as adjustments to interest income, which are recognized on a level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Investment securities gains or losses are determined using the specific identification method.

Investment securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in comprehensive income, net of tax. Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are generally amortized using the level-yield method without estimating prepayments, except for mortgage-backed securities, where prepayment rates are estimated. Premiums on callable investment securities are amortized to their earliest call date. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of current expected credit losses considering available information relevant to assessing the collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and investment securities measured at amortized cost. It also applies to off-balance-sheet credit exposures such as loan commitments and unused lines of credit. Loan losses are charged against the allowance for credit losses when the Company believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The expected credit loss for unfunded loan commitments is reported on the consolidated statement of financial condition in other liabilities.

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

The Bank evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. The Company evaluates the pooling methodology at least annually. Loans transition from defined segments to individual analysis when credit characteristics, or risk traits, change in a material manner. A loan is considered for individual analysis when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by the Company in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments, when due.

Nonaccrual loans that are $250,000 or higher and all purchased credit-deteriorated ("PCD") loans are individually analyzed. Loans that are designated as nonaccrual with balances of less than $250,000 are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures. Individual analysis will establish an individually evaluated allowance for instruments in scope.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Purchased Credit-Deteriorated Loans

Loans acquired in a business combination that have experienced a more-than-significant deterioration in credit quality since origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; ; (2) risk ratings of special mention, substandard or doubtful; (3) watchlist credits; and (4) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium, which is recognized through interest income on a level-yield basis over the lives of the related loans.

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

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure or deed in lieu and held-for-sale, is initially recorded at fair value less cost to sell at the date of acquisition, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

The Company accounts for its defined benefit pension plan in accordance with FASB ASC 715-30. This standard requires that the funded status of defined benefit postretirement plans be recognized on the Company’s statement of financial condition and changes in the funded status be reflected in other comprehensive income. This standard also requires companies to measure the funded status of the plan as of the date of its fiscal year-end.

The Company maintains a 401(k)-employee savings plan to provide for defined contributions which covers substantially all employees of the Company. Employee 401(k) and profit-sharing plan expense is the amount of matching contributions.

Stock-Based Compensation

FASB ASC 718 “Compensation-Stock Compensation”, requires that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

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

Treasury Stock

Subject to certain regulatory limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2024 and December 31, 2023, the Parent Corporation repurchased 283,270 and 904,152 shares, respectively, under board-approved share repurchase programs.

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

On December 27, 2022, Treasury and the IRS released Notice 2023-2, which announced that they intend to issue proposed regulations with respect to the excise tax. The notice provides interim guidance that Treasury and the Service generally intend to include in the proposed regulations, including several examples that illustrate the application of the rules set forth in the notice. Treasury and the IRS anticipate that the proposed regulations will be consistent with the guidance provided in the notice. In addition, until the issuance of the proposed regulations, taxpayers are permitted to rely on the operating rules set forth in Section 3 of the notice. The proposed regulations are anticipated to apply to repurchases of stock made after December 31, 2022, and to issuances of stock made during a tax year ending after December 31, 2022. As of December 31, 2024, the Company accrued $0.1 million related to the excise tax through equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary as of the years ended December 31, 2024, 2023 and 2022.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

Deferred tax assets are recognized to the extent it is more likely than not that they will be realized. A valuation allowance is recorded to reduce deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates tax positions taken or expected to be taken in a tax return and recognizes a tax benefit if it is more likely than not that the position will be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits, including interest and penalties, are recorded as a component of income tax expense in the Consolidated Statements of Income.

In accordance with ASC 740-10-25, the Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Accrued interest and penalties are included in other long-term liabilities on the Consolidated Balance Sheets. The Company recognizes interest and penalties beginning in the period in which the uncertain tax position is taken, and they continue to accrue until the matter is resolved or until it is determined that payment is not required.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

The Company regularly monitors developments in tax laws and regulations that may impact its tax positions and financial reporting. Any changes in classification, measurement, or recognition of tax-related interest and penalties will be disclosed in accordance with GAAP and relevant SEC reporting requirements. See Note 11 for more discussion on income taxes.

Advertising Costs

The Company recognizes its marketing and advertising costs as incurred.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2023 and 2022 to conform to the classifications presented in 2024. Such reclassifications had no impact on net income or stockholders’ equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1b – Authoritative Accounting Guidance

Adoption of New Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company beginning January 1, 2024. See Note 24.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: 1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes. 2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: 1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and 2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 is effective for the Company beginning January 1, 2025. The Company adopted ASU 2023-09 on January 1, 2025 and is currently not expected to have a material effect on the consolidated financial statements in 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Combination (unaudited)

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

On February 14, 2025, at separate special meetings, the shareholders of both companies approved proposals relating to the pending merger of the Company and FLIC.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3– Earnings per Common Share

FASB ASC 260-10-45, “Earnings Per Share”, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities. Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Net income available to common stockholders	$67,757	$80,967	$119,174
Earnings allocated to participating securities	(187)	(216)	(287)
Income attributable to common stock	$67,570	$80,751	$118,887
Weighted average common shares outstanding, including participating securities	38,376	38,913	39,355
Weighted average participating securities	(106)	(104)	(95)
Weighted average common shares outstanding	38,270	38,809	39,260
Incremental shares from assumed conversions of options, deferred stock units, performance units and restricted stock	211	153	216
Weighted average common and equivalent shares outstanding	38,481	38,962	39,476
Earnings per common share:
Basic	$1.77	$2.08	$3.03
Diluted	1.76	2.07	3.01

There were no antidilutive common share equivalents as of December 31, 2024, 2023 and 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Investment Securities

The Company’s investment securities are classified as available-for-sale as of December 31, 2024 and December 31, 2023. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2024 and December 31, 2023. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 21 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of investment securities available-for-sale as of December 31, 2024 and 2023.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2024
Investment securities available-for-sale
Federal agency obligations	$96,165	$179	$(11,674)	$84,670
Residential mortgage pass-through securities	439,445	211	(60,818)	378,838
Commercial mortgage pass-through securities	24,989	-	(4,097)	20,892
Obligations of U.S. states and political subdivisions	141,775	89	(19,460)	122,404
Corporate bonds and notes	5,000	5	(18)	4,987
Asset-backed securities	892	-	(7)	885
Other securities	171	-	-	171
Total investment securities available-for-sale	$708,437	$484	$(96,074)	$612,847

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2023
Investment securities available-for-sale
Federal agency obligations	$55,898	$189	$(10,761)	$45,326
Residential mortgage pass-through securities	462,004	620	(51,433)	411,191
Commercial mortgage pass-through securities	25,240	-	(3,676)	21,564
Obligations of U.S. states and political subdivisions	148,795	415	(16,505)	132,705
Corporate bonds and notes	5,000	-	(27)	4,973
Asset-backed securities	1,260	-	(22)	1,238
Other securities	165	-	-	165
Total investment securities available-for-sale	$698,362	$1,224	$(82,424)	$617,162

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Investment Securities – (continued)

Investment securities having a carrying value of approximately $184 million and $358 million as of December 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investment securities available-for-sale as of December 31, 2024, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2024
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$4,034	$4,040
Due after one year through five years	5,304	5,282
Due after five years through ten years	10,400	9,132
Due after ten years	224,094	194,492
Residential mortgage pass-through securities	439,445	378,838
Commercial mortgage pass-through securities	24,989	20,892
Other securities	171	171
Total investment securities available-for-sale	$708,437	$612,847

There were no gains/losses from the sales and/or redemptions of investment securities for the years ended December 31, 2024, 2023 and 2022.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate gross unrealized losses for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligation	$53,467	$(11,674)	$18,471	$(60)	$34,996	$(11,614)
Residential mortgage pass-through securities	364,971	(60,818)	26,809	(604)	338,162	(60,214)
Commercial mortgage pass-through securities	20,892	(4,097)	-	-	20,892	(4,097)
Obligations of U.S. states and political subdivisions	112,523	(19,460)	13,281	(322)	99,242	(19,138)
Corporate bonds and notes	1,982	(18)	1,982	(18)	-	-
Asset-backed securities	885	(7)	-	-	885	(7)
Total temporarily impaired securities	$554,720	$(96,074)	$60,543	$(1,004)	$494,177	$(95,070)

	December 31, 2023
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligation	$40,779	$(10,761)	$1,689	$(65)	$39,090	$(10,696)
Residential mortgage pass-through securities	382,042	(51,433)	4,138	(51)	377,904	(51,382)
Commercial mortgage pass-through securities	21,565	(3,676)	-	-	21,565	(3,676)
Obligations of U.S. states and political subdivisions	101,189	(16,505)	1,340	(7)	99,849	(16,498)
Corporate bonds and notes	4,973	(27)	2,993	(7)	1,980	(20)
Asset-backed securities	1,238	(22)	-	-	1,238	(22)
Total temporarily impaired securities	$551,786	$(82,424)	$10,160	$(130)	$541,626	$(82,294)

The Company did not have an allowance for credit losses as of December 31, 2024. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale as of both  December 31, 2024 and December 31, 2023 was $2.3 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Investment Securities – (continued)

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2024.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5– Loans and the Allowance for Credit Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, net of deferred fees, as of December 31, 2024 and December 31, 2023:

	2024	2023
	(dollars in thousands)
Commercial	$1,532,730	$1,578,730
Commercial real estate	5,880,679	5,895,545
Commercial construction	616,246	620,496
Residential real estate	249,691	256,041
Consumer	1,136	1,029
Gross loans	8,280,482	8,351,841
Net deferred fees	(5,672)	(6,696)
Loans receivable	$8,274,810	$8,345,145

At both  December 31, 2024 and December 31, 2023, loan balances of approximately $5.8 billion, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York. During 2023, the Company took actions to increase its secured borrowing access and increase levels of off-balance sheet liquidity and as such increased the amount of loans pledged to each of these borrowing facilities.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5– Loans and the Allowance for Credit Losses – (continued)

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2024 and December 31, 2023:

	2024	2023
	(dollars in thousands)
Residential real estate	$743	$-

Loans Receivable on Nonaccrual Status - The following tables present the amortized cost basis of loans on nonaccrual status by loan segment as of December 31, 2024 and 2023:

	December 31, 2024
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$1,744	$14,487	$16,231
Commercial real estate	3,822	32,664	36,486
Commercial construction	-	2,204	2,204
Residential real estate	333	2,056	2,389
Total	$5,899	$51,411	$57,310

	December 31, 2023
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$1,763	$11,064	$12,827
Commercial real estate	8,013	28,179	36,192
Residential real estate	1,033	2,472	3,505
Total	$10,809	$41,715	$52,524

Nonaccrual loans include loans that are collectively evaluated and individually analyzed.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. As of December 31, 2024, our loans based on year of origination and risk designation and gross charge-offs are as follows (dollars in thousands):

	Term loans amortized cost basis by origination year
							Revolving	Total
	2024	2023	2022	2021	2020	Prior	Loans	Gross Loans
Commercial
Pass	$67,298	$157,067	$194,602	$237,065	$29,717	$111,841	$678,206	$1,475,796
Special mention	1,908	-	2,817	2,538	1,643	6,209	17,491	32,606
Substandard	-	3,019	3,705	217	-	15,844	1,543	24,328
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$69,206	$160,086	$201,124	$239,820	$31,360	$133,894	$697,240	$1,532,730
YTD gross charge-offs	$-	$-	$1,003	$49	$-	$316	$1,918	$3,286

Commercial real estate
Pass	$408,314	$268,533	$1,424,209	$1,510,087	$339,553	$1,357,858	$415,286	$5,723,840
Special mention	-	-	53,642	-	-	59,719	-	113,361
Substandard	-	-	3,822	1,846	1,752	36,058	-	43,478
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate	$408,314	$268,533	$1,481,673	$1,511,933	$341,305	$1,453,635	$415,286	$5,880,679
YTD gross charge-offs	$-	$-	$-	$-	$-	$10,416	$-	$10,416

Commercial construction
Pass	$15,390	$-	$2,137	$8,995	$6,518	$-	$581,002	$614,042
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	2,204	2,204
Doubtful	-	-	-	-	-	-	-	-
Total Commercial construction	$15,390	$-	$2,137	$8,995	$6,518	$-	$583,206	$616,246
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$17,763	$14,542	$39,197	$21,925	$17,339	$96,657	$36,471	$243,894
Special mention	-	-	-	-	-	635	2,773	3,408
Substandard	-	-	633	-	1,157	364	235	2,389
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate	$17,763	$14,542	$39,830	$21,925	$18,496	$97,656	$39,479	$249,691
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,015	$24	$1	$-	$-	$-	$96	$1,136
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,015	$24	$1	$-	$-	$-	$96	$1,136
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$509,780	$440,166	$1,660,146	$1,778,072	$393,127	$1,566,356	$1,711,061	$8,058,708
Special mention	1,908	-	56,459	2,538	1,643	66,563	20,264	149,375
Substandard	-	3,019	8,160	2,063	2,909	52,266	3,982	72,399
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$511,688	$443,185	$1,724,765	$1,782,673	$397,679	$1,685,185	$1,735,307	$8,280,482
YTD gross charge-offs	$-	$-	$1,003	$49	$-	$10,732	$1,918	$13,702

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

As of December 31, 2023, our loans based on year of origination and risk designation and gross charge-offs are as follows (dollars in thousands):

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

Collateral-dependent Loans - The following tables present the amortized cost basis of collateral-dependent loans by loan segment as of December 31, 2024 and 2023:

	December 31, 2024
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$2,308	$9,222	$11,530
Commercial real estate	36,486	-	36,486
Commercial construction	2,204	-	2,204
Residential real estate	2,056	-	2,056
Total	$43,054	$9,222	$52,276

	December 31, 2023
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$4,949	$10,387	$15,336
Commercial real estate	39,986	-	39,986
Commercial construction	8,700	-	8,700
Residential real estate	5,941	-	5,941
Total	$59,576	$10,387	$69,963

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

Aging Analysis – The following tables present the aging of the amortized cost in past-due loans by loan segment as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$1,340	$-	$-	$16,231	$17,571	$1,515,159	$1,532,730
Commercial real estate	-	-	-	36,486	36,486	5,844,193	5,880,679
Commercial construction	-	-	-	2,204	2,204	614,042	616,246
Residential real estate	1,991	-	-	2,389	4,380	245,311	249,691
Consumer	-	-	-	-	-	1,136	1,136
Total	$3,331	$-	$-	$57,310	$60,641	$8,219,841	$8,280,482

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$555	$-	$-	$12,827	$13,382	$1,565,348	$1,578,730
Commercial real estate	527	-	-	36,192	36,719	5,858,826	5,895,545
Commercial construction	-	23,600	-	-	23,600	596,896	620,496
Residential real estate	275	226	-	3,505	4,006	252,035	256,041
Consumer	-	-	-	-	-	1,029	1,029
Total	$1,357	$23,826	$-	$52,524	$77,707	$8,274,134	$8,351,841

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

The following tables detail the amount of gross loans that are individually analyzed, collectively evaluated, and loans acquired with deteriorated quality, and the related portion of the allowance for credit losses for loans that are allocated to each loan portfolio segment.

	December 31, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$326	$909	$-	$-	$-	$1,235
Collectively evaluated	17,740	53,868	5,064	4,561	5	81,238
Acquired with deteriorated credit quality	212	-	-	-	-	212
Total	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Gross loans
Individually analyzed	$15,751	$36,486	$2,204	$2,056	$-	$56,497
Collectively evaluated	1,516,557	5,844,193	614,042	247,635	1,136	8,223,563
Acquired with deteriorated credit quality	422	-	-	-	-	422
Total	$1,532,730	$5,880,679	$616,246	$249,691	$1,136	$8,280,482

	December 31, 2023
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$-	$941	$-	$-	$-	$941
Collectively evaluated	20,215	51,337	4,739	4,320	5	80,616
Acquired with deteriorated credit quality	417	-	-	-	-	417
Total	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Gross loans
Individually analyzed	$15,336	$39,986	$8,700	$5,941	$-	$69,963
Collectively evaluated	1,562,910	5,855,559	611,796	250,100	1,029	8,281,394
Acquired with deteriorated credit quality	484	-	-	-	-	484
Total	$1,578,730	$5,895,545	$620,496	$256,041	$1,029	$8,351,841

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5– Loans and the Allowance for Credit Losses – (continued)

A summary of the activity in the allowance for credit losses for loans by loan segment is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of January 1, 2024	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Charge-offs	(3,286)	(10,416)	-	-	-	(13,702)
Recoveries	392	31	-	6	-	429
Provision for credit losses	540	12,884	325	235	-	13,984
Balance as of December 31, 2024	$18,278	$54,777	$5,064	$4,561	$5	$82,685

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of January 1, 2023	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Charge-offs	(14,888)	(2,142)	-	(18)	(1)	(17,049)
Recoveries	10	-	-	68	8	86
Provision for (reversal) of credit losses	6,607	678	1,021	127	(9)	8,424
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of January 1, 2022	$25,969	$45,589	$3,580	$3,628	$7	$78,773
Charge-offs	(2,612)	(2,819)	-	(9)	(3)	(5,443)
Recoveries	54	-	-	63	-	117
Provision for credit losses	5,492	10,972	138	461	3	17,066
Balance as of December 31, 2022	$28,903	$53,742	$3,718	$4,143	$7	$90,513

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following table presents the amortized cost basis to borrowers experiencing financial difficulty that were modified during the last 12 months. The modification percentage represents the total modified loans as compared to the total gross loan balances as of December 31, 2024.

	Amortized Cost Basis at Time of Modification
	Term Extension	Payment Deferral	Interest Rate Reduction	Payment Reduction	Total	Gross Loans at December 31, 2024	Modification % (Modified Loans/Gross Loans)
December 31, 2024
(dollars in thousands)
Commercial	$17,641	$126	$-	$333	$18,100	$1,532,730	1.18%
Commercial real estate	-	-	63,804	-	63,804	5,880,679	1.08
Residential real estate	1,413	-	-	-	1,413	249,691	0.57
Total	$19,054	$126	$63,804	$333	$83,317	$7,663,100	1.09%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the last 12 months.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Reduction
December 31, 2024
(dollars in thousands)
Commercial	6	3	-%	$6
Commercial real estate	-	-	0.8	-
Residential real estate	136	-	-	-
Total	142	3	0.8%	$6

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
December 31, 2024
(dollars in thousands)
Commercial	$18,100	$-	$-
Commercial real estate	63,804	-	-
Residential real estate	1,413	-	-
Total	$83,317	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

The following table presents the amortized cost basis to borrowers experiencing financial difficulty that were modified during the last 12 months. The modification percentage represents the total modified loans as compared to the total gross loan balances as of December 31, 2023.

	Amortized Cost Basis at Time of Modification
	Term Extension	Payment Deferral	Interest Rate Reduction	Payment Reduction	Total	Gross Loans at December 31, 2023	Modification % (Modified Loans/Gross Loans)
December 31, 2023
(dollars in thousands)
Commercial	$34	$10,283	$-	$-	$10,317	$1,578,730	0.65%
Commercial real estate	209	-	7,272	-	7,481	5,895,545	0.13
Total	$243	$10,283	$7,272	$-	$17,798	$7,474,275	0.24%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the last 12 months.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Reduction
December 31, 2023
(dollars in thousands)
Commercial	36	6	-%	$-
Commercial real estate	180	-	1.9	-
Total	216	6	1.9%	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
December 31, 2023
(dollars in thousands)
Commercial	$10,317	$-	$-
Commercial real estate	7,481	-	-
Total	$17,798	$-	$-

There were no loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2024 and December 31, 2023 and were modified in the twelve months prior to that default. Upon the Company’s determination that a modified loan (or portion of the loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s Consolidated Statement of Income. The following table presents the allowance for credit losses for unfunded commitments for the year ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Balance at beginning of period	$2,811	$3,035
Reversal of credit losses - unfunded commitments	(184)	(224)
Balance at end of period	$2,627	$2,811

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) provision for credit losses for the year ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Provision for credit losses – loans	$13,984	$8,424
Reversal of credit losses - unfunded commitments	(184)	(224)
Provision for credit losses – total	$13,800	$8,200

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment are summarized as of December 31, 2024 and 2023:

	Estimated
	Useful Life
	(Years)	2024	2023
	(dollars in thousands)
Land	-	$5,253	$6,732
Buildings	10-25	11,043	11,043
Furniture, fixtures and equipment	3-7	30,746	28,548
Leasehold improvements	10-20	28,325	27,633
Subtotal		75,367	73,956
Less: accumulated depreciation, amortization and fair value adjustments		46,920	43,177
Total premises and equipment, net		$28,447	$30,779

Depreciation and amortization expense of premises and equipment was $4.4 million, $4.5 million and $3.9 million for 2024, 2023 and 2022, respectively.

Finance Leases: The Company has a lease agreement for a building accounted for as a finance lease. The lease arrangement requires monthly payments through 2028. As of December 31, 2024, the weighted average remaining term for the finance lease was 3.9 years and the weighted average discount rate used in the measurement of finance lease liabilities was 6.0%. Total finance lease costs for the year ended December 31, 2024 was $0.3 million.

The Company has included this lease in premises and equipment as follows December 31, 2024 and 2023:

	2024	2023
	(dollars in thousands)
Finance lease	$3,423	$3,423
Less: accumulated amortization	2,738	2,567
	$685	$856

The following is a schedule by year of future minimum lease payments under the finance lease, together with the present value of net minimum lease payments as of December 31, 2024 (dollars in thousands):

2025	$353
2026	353
2027	353
2028	322
Thereafter	-
Total minimum lease payments	1,381

Less amount representing interest	147
Present value of net minimum lease payments	$1,234

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment – (continued)

Operating Leases: The Company leases certain premises and equipment under operating leases. As of December 31, 2024, the Company had lease liabilities totaling $15.5 million and right-of-use assets totaling $14.5 million. As of December 31, 2024, the weighted average remaining lease term for operating leases was 6.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 4.1%. Total operating lease costs for the year ended December 31, 2024 were $3.5 million

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31,
2024
(dollars in thousands)
Lease payments due:
Less than 1 year	$3,576
1 year through less than 2 years	3,507
2 years through less than 3 years	2,863
3 years through less than 4 years	2,384
4 years through 5 years	1,141
After 5 years	4,380
Total undiscounted cash flows	17,851
Impact of discounting	(2,353)
Total lease liability	$15,498

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Goodwill and Other Intangible Assets

A goodwill impairment test is required under ASC 350, Intangibles – Goodwill and Other, and the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” allowing an initial qualitative assessment of goodwill commonly known as step zero impairment testing. In general, the step zero test allows an entity to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. If a step zero impairment test results in the conclusion that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then no further testing is required.

Based upon management’s review through December 31, 2024, the Company’s goodwill was not impaired. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows:

	2024	2023
	(dollars in thousands)
Balance, January 1	$208,372	$208,372
Acquired goodwill	-	-
Impairment	-	-
Balance, December 31	$208,372	$208,372

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Goodwill and Other Intangible Assets – (continued)

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of total amortized intangible assets as of the dates set forth below.

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles
December 31, 2024	$13,207	$(8,568)	$4,639
Core deposit intangibles
December 31, 2023	$18,515	$(12,641)	$5,874

One core deposit intangible of $5.3 million in gross carrying value from a previous merger was fully amortized as of December 31, 2024 and is no longer reflected in the financial statements.

Aggregate amortization expense was approximately $1.2 million, $1.4 million and $1.7 million for 2024, 2023 and 2022, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2025	$1,116
2026	1,050
2027	989
2028	930
2029	552

Note 8– Deposits

Time Deposits

As of December 31, 2024, and December 31, 2023, the Company's total time deposits were $2.6 billion and $2.4 billion, respectively. Included in time deposits were gross nonreciprocal brokered time deposits of $907.2 million and $915.5 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the contractual maturities of these time deposits were as follows (dollars in thousands):

2025	$2,203,095
2026	297,852
2027	47,760
2028	7,572
2029	1,714
Time deposits (before discount)	$2,557,993
Fair value discount	(793)
Total time deposits (after discount)	$2,557,200

Time deposits that meets or exceeds $250,000 were $731.0 million and $680.9 million as of December 31, 2024 and 2023, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$660,529	4.51%	$881,000	5.57%
1 year through less than 2 years	2,050	2.23	25,000	1.00
2 years through less than 3 years	260	2.85	2,050	2.23
3 years through less than 4 years	25,000	4.18	293	2.85
4 years through 5 years	-	-	25,000	4.18
After 5 Years	261	2.96	294	2.96
FHLB borrowings (before discount)	688,100	4.49%	933,637	5.41%
Fair value discount	(36)		(58)
FHLB borrowings (after discount)	$688,064		$933,579

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances have fixed rates. The advances as of December 31, 2024 were primarily collateralized by approximately $3.8 billion of commercial mortgage and residential loans, or $2.4 billion net of required over collateralization amounts, under a blanket lien arrangement. As of December 31, 2024, the Company had remaining borrowing capacity of billion approximately $1.1 billion at the FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures was previously three-month LIBOR plus 2.85% and reprices quarterly. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjust of 0.26161%. The rate as of December 31, 2024 was 7.70%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10 "Consolidation". Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of December 31, 2024 and December 31, 2023.

As of December 31, 2024
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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10– Subordinated Debentures - (continued)

On June 10, 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance to, but excluding, June 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. From and including June 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on June 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

The current and deferred amounts of income tax expense for 2024, 2023 and 2022 are as follows (dollars in thousands):

	2024	2023	2022
Current:
Federal	$15,556	$16,185	$33,169
State	11,158	9,635	13,247
Subtotal	26,714	25,820	46,416
Deferred:
Federal	258	2,903	(3,353)
State	(2,298)	1,232	2,950
Subtotal	(2,040)	4,135	(403)
Income tax expense	$24,674	$29,955	$46,013

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons (dollars in thousands) December 31,

	2024	2023	2022
Income before income tax expense	$98,467	$116,958	$171,224
Federal statutory rate	21%	21%	21%
Computed “expected” Federal income tax expense	20,678	24,561	35,957
State tax, net of federal tax benefit	6,514	9,404	13,314
162M adjustment	469	779	777
Bank owned life insurance	(1,500)	(1,326)	(1,175)
Tax-exempt interest and dividends	(2,632)	(2,514)	(1,969)
Tax benefits from stock-based compensation	109	(66)	(417)
Other, net	1,036	(883)	(474)
Income tax expense	$24,674	$29,955	$46,013

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability as of December 31, 2024 and 2023 are presented in the following table:

	2024	2023
	(dollars in thousands)
Deferred tax assets
Allowance for credit losses	$24,891	$23,973
Depreciation	6	65
Pension actuarial losses	272	897
New Jersey net operating loss	2,683	1,187
Deferred compensation	4,919	5,240
Unrealized losses on available-for-sale securities	25,959	23,365
Deferred loan costs, net of fees	1,608	1,628
Finance lease	163	192
Nonaccrual interest	275	111
Operating lease liability	4,671	3,897
Other	1,519	1,887
Total deferred tax assets	$66,966	$62,442
Deferred tax liabilities
Employee benefit plans	$(2,515)	$(2,439)
Purchase accounting	(1,599)	(1,660)
Prepaid expenses	(1,551)	(1,386)
Unrealized gains on derivatives	(8,790)	(10,676)
Right of use asset	(4,304)	(3,545)
Other	(1,240)	(1,664)
Total deferred tax liabilities	(19,999)	(21,370)
Net deferred tax assets	$46,967	$41,072

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2024 and 2023, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. There are no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes – (continued)

On June 28, 2024, the State of New Jersey enacted legislation (A.B. 4704) introducing a 2.5% surtax, termed the "Corporate Transit Fee," applicable to corporations with New Jersey allocated taxable net income exceeding $10 million. This fee is effective for privilege periods beginning on or after January 1, 2024, through December 31, 2028, and is in addition to the standard Corporation Business Tax (CBT) rate of 9%, resulting in a combined tax rate of 11.5% for affected corporations. The Corporate Transit Fee applies to the entire taxable net income of corporations surpassing the $10 million threshold, not just the income above this amount. For combined group filers, the fee is assessed at the group level, and the income of all members, including public utilities and S corporations, is considered in determining the group's liability.

The Company files income tax returns in multiple jurisdictions and is subject to examination by federal, state, and local taxing authorities. The Company regularly assesses developments in tax laws and regulations that may impact its effective tax rate and financial reporting. The Company’s federal income tax returns that are currently open and subject to examination are from the tax year 2021 return and forward. The Company’s state income tax returns are generally open from the tax year 2020 and forward based on individual state statutes of limitations.

As of December 31, 2024, the Company has $29.5 million in New Jersey net operating loss (NOL). Of that total, $15.2 million is set to expire on December 31, 2043 and $14.3 million is set to expire on December 31, 2044.

Note 12 – Preferred Stock

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

The following table provides a summary of financial instruments with off-balance sheet risk as of December 31, 2024 and 2023:

	2024		2023
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$100,430	$647,652	$96,690	$626,538
Home equity and other revolving lines of credit	17	41,349	22	48,764
Outstanding commercial mortgage loan commitments	24,139	321,771	60,039	310,535
Standby letters of credit	190	41,276	163	23,399
Overdraft protection lines	640	178	645	184
Total	$125,416	$1,052,226	$157,559	$1,009,420

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Transactions with Executive Officers, Directors and Principal Stockholders

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
	(dollars in thousands)
Balance, January 1	$20,323	$16,266
Originations and drawdowns	7,907	9,801
Repayments	(4,866)	(5,744)
Balance, December 31	$23,364	$20,323

Deposits from principal officers, directors, and their affiliates as of December 31, 2024 and 2023 were $51.9 million and $32.3 million respectively.

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

Note 15 – Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The accumulated other comprehensive gain or loss on securities and derivatives is not included in computing regulatory capital. Management believes as of December 31, 2024, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2024, and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Stockholders’ Equity and Regulatory Requirements – (continued)

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2024 and 2023, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

					For Classification
					Under Corrective
			Minimum		Action Plan
			Capital Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank			(dollars in thousands)
December 31, 2024
Leverage (Tier 1) capital	$1,109,149	11.66%	$380,444	4.00%	$475,555	5.00%
Risk-Based Capital:
CET 1	$1,109,149	12.63	$395,068	4.50	$570,654	6.50
Tier 1	1,109,149	12.63	526,757	6.00	702,343	8.00
Total	1,194,249	13.60	702,343	8.00	877,929	10.00

December 31, 2023
Leverage (Tier 1) capital	$1,074,204	11.20%	$383,619	4.00%	$479,524	5.00%
Risk-Based Capital:
CET 1	$1,074,204	12.31	$392,643	4.50	$567,151	6.50
Tier 1	1,074,204	12.31	523,524	6.00	698,032	8.00
Total	1,158,572	13.28	698,032	8.00	872,540	10.00

			Minimum Capital		For Classification
			Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company	(dollars in thousands)
December 31, 2024
Leverage (Tier 1) capital	$1,079,011	11.33%	$380,796	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$962,929	10.97	$395,075	4.50	N/A	N/A
Tier 1	1,079,011	12.29	526,767	6.00	N/A	N/A
Total	1,239,111	14.11	702,356	8.00	N/A	N/A

December 31, 2023
Leverage (Tier 1) capital	$1,042,481	10.86%	$383,900	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$926,399	10.62	$392,650	4.50	N/A	N/A
Tier 1	1,042,481	11.95	523,533	6.00	N/A	N/A
Total	1,201,849	13.77	698,044	8.00	N/A	N/A

As of December 31, 2024, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Capital Ratio which was 3.61% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.10% above the minimum buffer ratio.

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

				Affected Line Item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated			Consolidated
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)			Statements of Income
	For the Year Ended
	December 31,
(dollars in thousands)	2024	2023	2022
Net interest income on derivatives	$21,762	$20,230	$3,243	Interest income
	(6,117)	(6,086)	(976)	Income tax expense
	15,645	14,144	2,267
Amortization of pension plan net actuarial losses	(171)	(296)	(66)	Salaries and employee benefits
	48	89	20	Income tax benefit
	(123)	(207)	(46)
Total reclassification	$15,522	$13,937	$2,221

Accumulated other comprehensive loss as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(69,632)	$(57,835)
Derivatives, net of tax	22,481	24,810
Defined benefit pension, net of tax	(695)	(2,084)
Total	$(47,846)	$(35,109)

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

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans as of December 31, 2024 and 2023.

	2024	2023
	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation as of January 1,	$9,335	$9,317
Interest cost	424	441
Actuarial (gain) loss	(433)	251
Benefits paid	(1,121)	(674)
Projected benefit obligation as of December 31,	$8,205	$9,335
Change in Plan Assets:
Fair value of plan assets as of January 1,	$14,614	$13,257
Actual return on plan assets	2,211	2,031
Benefits paid	(1,121)	(674)
Fair value of plan assets as of December 31,	$15,704	$14,614
Funded status	$7,499	$5,279

The accumulated benefit obligation was $8.2 million and $9.3 million for the years ended December 31, 2024 and 2023, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

Amounts recognized as a component of accumulated other comprehensive loss as of the periods presented that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. As of December 31, 2024, the Company expects to recognize approximately $0.5 million of the net actuarial loss as a component of net periodic pension expense during 2025.

	As of December 31,
	2024	2023
	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income (pre-tax)	$967	$2,981

The pre-tax, net periodic pension expense (income) and other comprehensive income for the years ended December 31, 2024, 2023 and 2022 includes the following:

	2024	2023	2022
	(dollars in thousands)
Interest cost	$424	$440	$311
Expected return on plan assets	(856)	(838)	(949)
Net amortization	171	296	66
Settlement loss	55	-	-
Total net periodic pension income	$(206)	$(102)	$(572)

Actuarial gain	(1,788)	(941)	(343)
Net amortization included in net income	(171)	(296)	(66)
Settlement loss included in net income	(55)	-	-
Total changes recognized in other comprehensive income	(2,014)	(1,237)	(409)
Total recognized in net periodic pension income and other comprehensive income	$(2,220)	$(1,339)	$(981)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 17 – Pension and Other Benefits – (continued)

The following table presents the weighted average assumptions used to determine the pension benefit obligations as of December 31, for the following periods.

	2024	2023
Discount rate	5.38%	4.72%
Rate of compensation increase	N/A	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2025	2024	2023

Discount rate	5.38%	4.72%	4.92%
Expected long-term return on plan assets	6.00%	6.00%	6.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2024 and 2023, target allocation, and expected long-term rate of return by asset are as follows:

				Weighted
				Average
		% of Plan	% of Plan	Expected
		Assets –	Assets –	Long-Term
	Target	Year Ended	Year Ended	Rate of
	Allocation	2024	2023	Return
Equity Securities
Domestic	60%	70%	66%	4.0%
International	7	3	4	0.6
Debt and/or fixed income securities	31	24	28	1.3
Cash and other alternative investments, including real estate funds, commodity funds, hedge funds and equity structured notes	2	3	2	0.1
Total	100%	100%	100%	6.0%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets as of December 31, 2024 and 2023, by asset class, are as follows:

	December 31,
	2024	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$393	$393	$-	$-
Equity securities:
U.S. companies	10,952	10,952	-	-
International companies	475	475	-	-
Debt and/or fixed income securities	3,807	3,807	-	-
Commodity funds	52	52	-	-
Real estate funds	25	25	-	-
Total	$15,704	$15,704	$-	$-

	December 31,
	2023	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$201	$201	$-	$-
Equity securities:
U.S. companies	9,647	9,647	-	-
International companies	654	654	-	-
Debt and/or fixed income securities	4,012	4,012	-	-
Commodity funds	62	62	-	-
Real estate funds	38	38	-	-
Total	$14,614	$14,614	$-	$-

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

Cash Flows

Contributions

The Bank does not expect to make a contribution in 2025.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (dollars in thousands):

2025	$732
2026	734
2027	774
2028	773
2029	761
2030 - 2034	3,544

401(k) Plan

The Company maintains a 401(k) plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2014 plan year, the 401(k) plan was amended to provide for a match of 50% of elective contributions, up to 6% of employee salaries. In 2018, the 401 (k) plan was amended to provide for 100% matching of employee contributions up to 5% of employee salaries. For 2024, 2023 and 2022, employer contributions amounted to $2.8 million, $2.6 million and $2.2 million, respectively.

Supplemental Executive Retirement Plan (“SERP”)

During 2019 and in 2022, the Company adopted supplemental executive retirement plans (“SERP’s”) for the benefit of several of its executive officers. Each SERP is a non-qualified plan which provides supplemental retirement benefits to the participating officers of the Company. SERP compensation expense was $1.2 million, $0.4 million and $1.4 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2024. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of December 31, 2024 are approximately 332,638. The Company intends to issue all shares under the Plan in the form of newly issued shares.

As of both December 31, 2024 and December 31, 2023, the Company did not have any outstanding stock options. Restricted stock and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. Restricted stock granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $4.6 million, $4.9 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Stock Based Compensation - (continued)

Activity under the Company’s restricted shares for year ended December 31, 2024 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2023	115,805	$17.85
Granted	73,943	19.09
Vested	(76,770)	18.42
Forfeited	(2,638)	18.97
Nonvested December 31, 2024	110,340	$18.26

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Stock Based Compensation – (continued)

As of December 31, 2024, there was approximately $0.7 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned as of December 31, 2023	164,231		$23.06
Awarded	91,691		19.01
Change in estimate - decrease	(19,616)		17.93
Change in estimate - increase	16,667		28.79
Vested shares	(53,041)		25.24
Cancelled	(10,260)		23.10
Unearned as of December 31, 2024	189,672	302,196	$21.52

As of December 31, 2024, the specific number of shares related to performance units that were expected to vest was 189,674, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of December 31, 2024, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 302,196. During the year ended December 31, 2024, 53,041 shares vested. A total of 28,971 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the year ended December 31, 2024 were 24,070 shares. As of December 31, 2024, compensation cost of approximately $1.5 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned as of December 31, 2023	188,348	$22.11
Awarded	81,736	19.01
Vested shares	(80,888)	23.05
Cancelled	(7,360)	21.53
Unearned as of December 31, 2024	181,836	$20.32

Any shares cancelled would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the year ended December 31, 2024, 80,888 shares vested. A total of 43,346 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the year ended December 31, 2024 were 37,542 shares. As of December 31, 2024, compensation cost of approximately $1.1 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.4 years.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. As of December 31, 2024, approximately $316.3 million was available for payment of dividends based on regulatory guidelines.

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

Interest income recorded on these swap and cap transactions totaled approximately $21.8 million, $20.2 million, and $3.3 million during 2024, 2023, and 2022 and is reported as a component of either interest expense on FHLB advances or brokered certificates of deposits.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Derivatives (continued)

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31, 2024 and 2023:

2024
	Amount of gain	Amount of (gain)	Amount of gain (loss)
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest expense	(Ineffective Portion)
Interest rate contracts	$17,547	$(21,762)	$-

2023
	Amount of gain	Amount of (gain)	Amount of gain (loss)
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest expense	(Ineffective Portion)
Interest rate contracts	$9,431	$(20,230)	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of December 31, 2024 and December 31, 2023:

	2024		2023
	Notional		Notional
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Included in other assets/(liabilities):
Interest rate contracts	$1,000,000	$37,398	$950,000	$43,805

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2024 and December 31, 2023.

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

The FASB ASC 820-10, “Fair Value Measurements and Disclosures”, is the standard used to govern disclosures related to fair value measurements. FASB ASC 820-10-05 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2024 and  December 31, 2023 are as follows:

		December 31, 2024
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$84,670	$-	$84,670	$-
Residential mortgage pass-through securities	378,838	-	378,838	-
Commercial mortgage pass-through securities	20,892	-	20,892	-
Obligations of U.S. states and political subdivision	122,404	-	115,878	6,526
Corporate bonds and notes	4,987	-	4,987	-
Asset-backed securities	885	-	885	-
Certificates of deposit	-	-	-	-
Other securities	171	171	-	-
Total available-for-sale	$612,847	$171	$606,150	$6,526

Equity securities	20,092	9,739	10,353	-
Derivatives - interest rate contracts	37,398	-	37,398	-
Total assets	$670,337	$9,910	$653,901	$6,526

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2024 and 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments (continued)

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

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2024 and December 31, 2023:

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Collateral Dependent Loans: The Company may record adjustments to the carrying value of loans based on fair value measurements, either as an individually evaluated allowance or as partial charge-offs of the uncollectible portions of these loans. Individually evaluated allowances are calculated in accordance with GAAP. Individually evaluated allowances are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the individually evaluated allowance amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and are also based on Level 3 inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of December 31, 2024 and  December 31, 2023 are as follows:

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a nonrecurring basis:	(dollars in thousands)
Collateral dependent loans:
Commercial	$726	$-	$-	$726
Commercial real estate	2,913	-	-	2,913

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a nonrecurring basis:	(dollars in thousands)
Collateral dependent loans:
Commercial	$657	$-	$-	$657
Commercial real estate	7,005	-	-	7,005

Collateral dependent loans - Collateral dependent loans as of December 31, 2024 that required a valuation allowance were $4.7 million with a related valuation allowance of $1.1 million. As of  December 31, 2023 loans that required      a valuation allowance were $9.0 million with a related valuation allowance of $1.3 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and year ended December 31, 2023:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2024	$7,122
Principal paydowns	(304)
Changes in unrealized gain (loss)	(292)
Ending balance, December 31, 2024	$6,526

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2023	$7,349
Principal paydowns	(272)
Changes in unrealized gain (loss)	45
Ending balance, December 31, 2023	$7,122

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2024		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$6,526	Discounted cash flows	Discount rate	5.0%

December 31, 2023		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$7,122	Discounted cash flows	Discount rate	4.3%

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

December 31, 2024
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Commercial loans	$726	Appraisals of collateral	Adjustment for comparable sales	-10% to +5% (-4.3%)
Commercial real estate loans	2,913	Appraisals of collateral	Adjustment for comparable sales	-40% to +0% (-14.3%)

December 31, 2023
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Commercial loans	$657	Appraisals of collateral	Adjustment for comparable sales	-7.5% to +25% (+.1%)
Commercial real estate loans	7,005	Appraisals of collateral	Adjustment for comparable sales	-15% to +0% (-10.3%)

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

Loans. The fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g., residential mortgage loans and multi family loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a Level 3 fair value estimate.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2024 and December 31, 2023:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
December 31, 2024
Financial assets:
Cash and due from banks	$356,488	$356,488	$356,488	$-	$-
Investment securities available-for-sale	612,847	612,847	171	606,150	6,526
Restricted investment in bank stocks	40,449	n/a	n/a	n/a	n/a
Equity securities	20,092	20,092	9,739	10,353	-
Net loans	8,192,125	7,980,038	-	-	7,980,038
Derivatives - interest rate contracts	37,398	37,398	-	37,398	-
Accrued interest receivable	45,498	45,498	-	5,444	40,054

Financial liabilities:
Noninterest-bearing deposits	1,422,044	1,422,044	1,422,044	-	-
Interest-bearing deposits	6,398,070	6,387,896	3,840,870	2,547,026	-
Borrowings	688,064	687,273	-	687,273	-
Subordinated debentures	79,944	77,968	-	77,968	-
Accrued interest payable	9,320	9,320	-	9,320	-

December 31, 2023
Financial assets:
Cash and due from banks	$242,714	$242,714	$242,714	$-	$-
Investment securities available-for-sale	617,162	617,162	165	609,875	7,122
Restricted investment in bank stocks	51,457	n/a	n/a	n/a	n/a
Equity securities	18,564	18,564	9,867	8,697	-
Net loans	8,263,171	8,001,504	-	-	8,001,504
Derivatives - interest rate contracts	43,805	43,805	-	43,805	-
Accrued interest receivable	49,108	49,108	-	5,387	43,721

Financial liabilities:
Noninterest-bearing deposits	1,259,364	1,259,364	1,259,364	-	-
Interest-bearing deposits	6,276,838	6,256,444	3,745,467	2,510,977	-
Borrowings	933,579	932,081	-	932,081	-
Subordinated debentures	79,439	77,952	-	77,952	-
Accrued interest payable	10,152	10,152	-	10,152	-

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

Condensed financial statements of the Parent Corporation only are as follows:

	Condensed Statements of Condition
	As of December 31,
	2024	2023
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$36,152	$35,885
Investment in subsidiaries	1,276,997	1,253,497
Investment securities	156	156
Equity securities	8,654	6,957
Other assets	3	-
Total assets	$1,321,962	$1,296,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	314	436
Subordinated debentures, net	79,944	79,439
Stockholders’ equity	1,241,704	1,216,620
Total liabilities and stockholders’ equity	$1,321,962	$1,296,495

	Condensed Statements of Income
	For Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$45,950	$50,725	$36,475
Other income	177	946	1,638
Total Income	46,127	51,671	38,113
Expenses	(5,406)	(6,359)	(8,928)
Income before equity in undistributed earnings of subsidiaries	40,721	45,312	29,185
Equity in undistributed earnings of subsidiaries	33,072	41,691	96,026
Net Income	73,793	87,003	125,211
Preferred dividends	6,036	6,036	6,037
Net income available to common stockholders	$67,757	$80,967	$119,174

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Parent Corporation Only Financial Statements – (continued)

	Condensed Statements of Cash Flows
	For Years Ended December 31
	2024	2023	2022
	(dollars in thousands)

Cash flows from operating activities:
Net income	$73,793	$87,003	$125,211
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(33,072)	(41,691)	(96,026)
(Gain) loss on equity securities, net	(164)	131	45
Amortization of subordinated debt issuance costs	505	1,184	304
(Increase) decrease in other assets	(3)	699	-
Decrease in other liabilities	(122)	(1,384)	(14)
Net cash provided by operating activities	40,937	45,942	29,520

Cash flows from investing activities:
Payments for investments and advances in subsidiaries	-	(32,250)	-
Repayment of investments and advances in subsidiaries	-	32,250	-
Purchases of equity securities	(1,533)	(2,870)	(3,538)
Net cash used in investing activities	(1,533)	(2,870)	(3,538)

Cash flows from financing activities:
Repayment of subordinated debt	-	(75,000)	-
Cash dividends paid on preferred stock	(6,036)	(6,036)	(6,037)
Cash dividends paid on common stock	(27,281)	(25,912)	(23,428)
Purchase of treasury stock	(5,820)	(17,497)	(13,127)
Proceeds from exercise of stock options	-	96	124
Net cash used in financing activities	(39,137)	(124,349)	(42,468)

Increase (decrease) increase in cash and cash equivalents	267	(81,277)	(16,486)
Cash and cash equivalents as of January 1,	35,885	117,162	133,648
Cash and cash equivalents as of December 31,	$36,152	$35,885	$117,162

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2024
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$128,033	$130,242	$130,007	$129,607
Total interest expense	63,322	69,355	68,568	69,307
Net interest income	64,711	60,887	61,439	60,300
Provision for credit losses	3,500	3,800	2,500	4,000
Total other income	3,744	4,737	4,399	3,848
Other expenses	38,498	38,641	37,594	37,065
Income before income taxes	26,457	23,183	25,744	23,083
Income tax expense	6,086	6,022	6,688	5,878
Net income	20,371	17,161	19,056	17,205
Preferred dividends	1,509	1,509	1,509	1,509
Net income available to common stockholders	$18,862	$15,652	$17,547	$15,696
Earnings per share:
Basic	$0.49	$0.41	$0.46	$0.41
Diluted	0.49	0.41	0.46	0.41

Note: Due to rounding, quarterly earnings per share for 2024 do not sum to reported annual earnings per share.

	2023
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$128,957	$123,686	$121,325	$116,097
Total interest expense	67,135	61,329	57,482	49,013
Net interest income	61,822	62,357	63,843	67,084
Provision for credit losses	2,700	1,500	3,000	1,000
Total other income, net of securities gains	4,209	3,562	3,438	2,792
Other expenses	37,845	35,784	35,450	34,870
Income before income taxes	25,486	28,635	28,831	34,006
Income tax expense	6,213	7,228	7,437	9,077
Net income	19,273	21,407	21,394	24,929
Preferred dividends	1,509	1,509	1,509	1,509
Net income available to common stockholders	$17,764	$19,898	$19,885	$23,420
Earnings per share:
Basic	$0.46	$0.51	$0.51	$0.60
Diluted	0.46	0.51	0.51	0.59

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 – Segment Information

The Company's reportable segment is determined by the Chief Executive Officer, who is designated the Chief Operating Decision Maker ("CODM"), based upon information about the Company's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business (such as branches and subsidiary banks), which are then aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting policies for segments are the same as those described in Note 1a. Segment performance is evaluated using consolidated bank net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Consolidated Bank
	2024	2023	2022
(dollars in thousands)

Interest income	$517,889	$490,065	$373,746
Noninterest income	16,563	14,131	13,288
Total segment income	$534,452	$504,196	$387,034

Less:
Interest expense	265,314	229,789	64,544
Segment net interest income and noninterest income	269,138	274,407	322,490
Less:
Provision for credit losses	13,800	8,200	17,750
Salaries and employee benefits	90,053	88,223	80,717
Other segment items*	61,590	55,613	45,509
Income tax expense	24,673	29,955	46,014
Segment consolidated net income	$79,022	$92,416	$132,500

Other segment disclosures
Interest income	$517,889	$490,065	$373,746
Interest expense	265,314	229,789	64,544
Depreciation	4,422	4,503	3,863
Amortization of core deposit intangibles	1,235	1,438	1,675
Other significant noncash items:
Provision for credit losses	13,800	8,200	17,750
Segment assets	9,870,788	9,848,491	9,640,575
Total expenses for segment assets	455,431	411,781	254,533

Reconciliation of assets
Total assets for segment	$9,870,788	$9,848,491	$9,640,575
Other assets	8,812	71,123	4,373
Total consolidated assets	$9,879,600	$9,855,603	$9,644,948

*Other segment items for consolidated bank include expenses for occupancy and equipment, FDIC insurance, professional and consulting, marketing and advertising, merger expenses and other expenses.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this part is included in the definitive Proxy Statement for the Company’s 2025 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2025.

The following table presents information about our executive officers who are not members of the Board of Directors:

Name and Age	Position with Company	Experience Over the Past 5 years
William S. Burns, 65	Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer of the Company since 2012
Laura Criscione, 57	Executive Vice President and Chief Compliance Officer	Executive Officer of the Company and the Bank since 2005
Michael O’Malley, 47	Executive Vice President and Chief Risk Officer	Chief Risk Officer of the Company since 2020; previously at OnDeck Capital, Director of Enterprise Risk and Strategic Initiatives, Head of Operational Risk from 2018 to 2020

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2025 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2025 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2025 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2025.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated September 4, 2024 by and between ConnectOne Bancorp, Inc., and The First of Long Island Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2024)
3.1	The Registrant’s Restated Certificate of Incorporation as of May 21, 2020 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2020.
3.2

Certificate of Amendment designating the 5.25% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, of the Company, filed with the Department of the Treasury of the State of New Jersey and effective August 17, 2021(incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed on August 19, 2021)

3.3	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2018.
4.1**	The Registrant’s Capital Stock
4.2

Specimen of the Company’s 5.25% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on August 19, 2021).

4.3

Deposit Agreement, dated as of August 19, 2021, among the Company, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 19, 2021)

10.1

Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.7	Indenture dated January 17, 2018, between the Company and U.S. Bank National Association as Trustee (1)
10.8

Employment Agreement by and among the Registrant, ConnectOne Bank and Elizabeth Magennis dated October 16, 2023 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2023. *

10.9	2017 Equity Compensation Plan (2)
10.10	Form of Supplemental Executive Retirement Plan between the Registrant and each of Frank Sorrentino, III, William S. Burns and Elizabeth Magennis (3) *

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.11	Form of Supplemental Executive Retirement Plan by and between the Bank and each of Frank Sorrentino III, William S. Burns, and Elizabeth Magennis (4) *
10.12	Form of Split Dollar Life Insurance Agreement between the Registrant and each of Frank Sorrentino, III, William S. Burns and Elizabeth Magennis (3) *
10.13	Second Supplemental Indenture, dated as of June 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2020.
19**	Insider Trading Policy
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Crowe LLP
31.1**	Personal certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Personal certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Personal certification of the Chief Executive Officer and the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97	ConnectOne Bancorp, Inc. Compensation Recoupment Policy (5)
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed January 17, 2018
(2)	Incorporated by reference from Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017
(3)	Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 16, 2019
(4)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 8, 2022
(5)	Incorporated by reference to Exhibit 97 to the Registrants Annual Report on Form 10K for the year ended December 31, 2023

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

**	Filed herewith.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConnectOne Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

February 21, 2025	By:	/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on February 21, 2025, have signed this report below.

/s/ Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)
Frank Sorrentino III
/s/ William S. Burns	Senior Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
William S. Burns
/s/ Elizabeth Magennis	President of the Bank & Executive Vice President of the Bancorp
Elizabeth Magennis
/s/ Stephen Boswell	Director
Stephen Boswell
/s/ Frank Baier	Director
Frank Baier
/s/ Frank Huttle III	Director
Frank Huttle III
/s/ Michael Kempner	Director
Michael Kempner
/s/ Nicholas Minoia	Director
Nicholas Minoia
/s/ Anson M. Moise	Director
Anson M. Moise
/s/ Katherin Nukk-Freeman	Director
Katherin Nukk-Freeman
/s/ Susan O'Donnell	Director
Susan O'Donnell
/s/ Daniel Rifkin	Director
Daniel Rifkin
/s/ Mark Sokolich	Director
Mark Sokolich