Form 10-K/A
period 2024-12-31
ConnectOne Bancorp, Inc.
filed 2025-03-31
CIK 712771

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

Shares Outstanding on February 21, 2025
Common Stock, no par value: 38,374,263 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2025 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

EXPLANATORY NOTE

ConnectOne Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on February 21, 2025. The purpose of this Amendment is to file Exhibit 10.14, which was inadvertently omitted from the originally filed Form 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for the inclusion of Exhibit 10.14, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules:

The following documents are filed as part of this report:

1. Financial Statements: The consolidated financial statements of the Company were previously submitted with the original filing of this Form 10-K.

2. Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits: The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

3.3	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2018.
4.1	The Registrant’s Capital Stock (5)
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

10.14	Employment Agreement dated November 30, 2020 by and among the Registrant, ConnectOne Bank and Michael O’Malley **
19	Insider Trading Policy (5)
21.1	Subsidiaries of the Registrant (5)
23.1	Consent of Crowe LLP (5)
31.1**	Personal certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Personal certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Personal certification of the Chief Executive Officer and the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (6)
97	ConnectOne Bancorp, Inc. Compensation Recoupment Policy (7)
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed January 17, 2018
(2)	Incorporated by reference from Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017
(3)	Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 16, 2019
(4)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 8, 2022
(5)	Previously furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025.
(6)
Previously furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025. The information in this exhibit is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the hereof, irrespective of any general incorporation language contained in such filing.

(7)	Incorporated by reference to Exhibit 97 to the Registrants Annual Report on Form 10K for the year ended December 31, 2023

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	CONNECTONE BANCORP, INC.
Registrant

	By:	/s/ William S. Burns
William S. Burns
Senior Executive Vice President and Chief Financial Officer