Form 10-Q
period 2025-03-31
ConnectOne Bancorp, Inc.
filed 2025-05-02
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	38,469,975 shares
(Title of Class)	(Outstanding as of May 2, 2025)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and due from banks	$49,759	$57,816
Interest-bearing deposits with banks	242,844	298,672
Cash and cash equivalents	292,603	356,488

Investment securities	636,806	612,847
Equity securities	18,859	20,092

Loans held-for-sale	202	743

Loans receivable	8,201,134	8,274,810
Less: Allowance for credit losses - loans	82,403	82,685
Net loans receivable	8,118,731	8,192,125

Investment in restricted stock, at cost	37,031	40,449
Bank premises and equipment, net	27,624	28,447
Accrued interest receivable	46,740	45,498
Bank owned life insurance	244,651	243,672
Right of use operating lease assets	13,755	14,489
Goodwill	208,372	208,372
Core deposit intangibles	4,360	4,639
Other assets	109,521	111,739
Total assets	$9,759,255	$9,879,600
LIABILITIES
Deposits:
Noninterest-bearing	$1,319,196	$1,422,044
Interest-bearing	6,448,034	6,398,070
Total deposits	7,767,230	7,820,114
Borrowings	613,053	688,064
Subordinated debentures, net	80,071	79,944
Operating lease liabilities	14,737	15,498
Other liabilities	31,225	34,276
Total liabilities	8,506,316	8,637,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value: 1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of March 31, 2025 and as of December 31, 2024; outstanding 115,000 shares as of March 31, 2025 and as of December 31, 2024	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 42,355,523 shares as of March 31, 2025 and 42,255,865 shares as of December 31, 2024; outstanding 38,469,975 shares as of March 31, 2025 and 38,370,317 as of December 31, 2024	586,946	586,946
Additional paid-in capital	36,007	36,347
Retained earnings	643,265	631,446
Treasury stock, at cost: 3,885,548 common shares as of March 31, 2025 and December 31, 2024	(76,116)	(76,116)
Accumulated other comprehensive loss	(48,090)	(47,846)
Total stockholders’ equity	1,252,939	1,241,704
Total liabilities and stockholders’ equity	$9,759,255	$9,879,600

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$115,351	$120,088
Interest and dividends on investment securities:
Taxable	4,987	4,334
Tax-exempt	1,097	1,154
Dividends	889	1,125
Interest on federal funds sold and other short-term investments	2,465	2,906
Total interest income	124,789	129,607
Interest expense
Deposits	53,992	60,407
Borrowings	5,041	8,900
Total interest expense	59,033	69,307
Net interest income	65,756	60,300
Provision for credit losses	3,500	4,000
Net interest income after provision for credit losses	62,256	56,300
Noninterest income
Deposit, loan and other income	2,006	1,592
Income on bank owned life insurance	1,584	1,664
Net gains on sale of loans held-for-sale	332	506
Net gains on equity securities	529	86
Total noninterest income	4,451	3,848
Noninterest expenses
Salaries and employee benefits	22,578	22,131
Occupancy and equipment	2,680	3,009
FDIC insurance	1,800	1,800
Professional and consulting	2,366	1,928
Marketing and advertising	595	677
Information technology and communications	4,596	4,389
Merger expenses	1,320	-
Bank owned life insurance restructuring charge	327	-
Amortization of core deposit intangibles	279	321
Other expenses	2,764	2,810
Total noninterest expenses	39,305	37,065
Income before income tax expense	27,402	23,083
Income tax expense	7,160	5,878
Net income	20,242	17,205
Preferred dividends	1,509	1,509
Net income available to common stockholders	$18,733	$15,696
Earnings per common share
Basic	$0.49	$0.41
Diluted	0.49	0.41

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Net income	$20,242	$17,205

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	5,462	(8,966)
Net unrealized (losses) gains on cash flow hedges	(5,706)	5,913
Pension plan adjustments	-	30
Total other comprehensive loss, net of tax	(244)	(3,023)
Total comprehensive income	$19,998	$14,182

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2024	$110,927	$586,946	$36,347	$631,446	$(76,116)	$(47,846)	$1,241,704
Net income	-	-	-	20,242	-	-	20,242
Other comprehensive loss, net of tax	-	-	-	-	-	(244)	(244)
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.18 per share)	-	-	-	(6,914)	-	-	(6,914)
Restricted stock grants, net of forfeitures (40,070 shares)	-	-	-	-	-	-	-
Stock grants (1,328 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (38,683 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (19,577 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,627)	-	-	-	(1,627)
Stock-based compensation expense	-	-	1,287	-	-	-	1,287
Balance as of March 31, 2025	$110,927	$586,946	$36,007	$643,265	$(76,116)	$(48,090)	$1,252,939

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(continued)

	Three Months Ended March 31, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620
Net income	-	-	-	17,205	-	-	17,205
Other comprehensive loss, net of tax	-	-	-	-	-	(3,023)	(3,023)
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.17 per share)	-	-	-	(6,548)	-	-	(6,548)
Restricted stock grants, net of forfeitures (36,446 shares)	-	-	-	-	-	-	-
Stock grants (1,533 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (33,604 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (24,070 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,324)	-	-	-	(1,324)
Stock-compensation expense	-	-	1,008	-	-	-	1,008
Repurchase of treasury stock (282,370 shares)	-	-	-	-	(5,820)	-	(5,820)
Balance as of March 31, 2024	$110,927	$586,946	$32,866	$600,118	$(76,116)	$(38,132)	$1,216,609

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$20,242	$17,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,098	1,102
Provision for credit losses	3,500	4,000
Loss on bank owned life insurance policy exchange	327	-
Amortization of intangibles	279	321
Net accretion of loans	(175)	(247)
Accretion on bank premises	(12)	(12)
Accretion on deposits	-	(39)
Amortization on borrowings, net	6	5
Stock-based compensation	1,287	1,008
Gains on equity securities, net	(529)	(86)
Gains on sale of loans held-for-sale, net	(332)	(506)
Loans originated for resale	(6,215)	(6,617)
Proceeds from sale of loans held-for-sale	7,088	7,123
Increase in cash surrender value of bank owned life insurance	(1,584)	(1,664)
Amortization of premium and accretion of discounts on securities available-for-sale	185	185
Amortization of subordinated debentures issuance costs	127	127
Increase in accrued interest receivable	(1,242)	(623)
Net change in operating leases	(27)	(46)
Increase in other assets	(5,699)	(2,946)
(Decrease) increase in other liabilities	(3,433)	2,232
Net cash provided by operating activities	14,891	20,522

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(33,453)	(25,947)
Maturities, calls and principal repayments	16,982	13,166
Purchase of equity securities	(612)	(807)
Proceeds from equity securities sold	2,374	-
Net redemptions of restricted investment in bank stocks	3,418	2,526
Net decrease in loans	70,451	44,273
Proceeds from bank owned life insurance	278	-
Purchases of premises and equipment	(263)	(138)
Net cash provided by investing activities	59,175	33,073

Cash flows from financing activities
Net (decrease) increase in deposits	(52,884)	52,491
Advances of Federal Home Loan Bank (“FHLB”) borrowings	365,000	445,000
Repayments of FHLB borrowings	(440,017)	(501,016)
Cash dividends on preferred stock	(1,509)	(1,509)
Cash dividends paid on common stock	(6,914)	(6,548)
Repurchase of treasury stock	-	(5,820)
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,627)	(1,324)
Net cash used in financing activities	(137,951)	(18,726)
Net change in cash and cash equivalents	(63,885)	34,869
Cash and cash equivalents at beginning of period	356,488	242,714
Cash and cash equivalents at end of period	$292,603	$277,583

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$58,696	$67,063
Income taxes	1,513	10,861

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements of the Parent Corporation are prepared on an accrual basis and include the accounts of the Parent Corporation and the Company. All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements

.

Segment Reporting

The Company’s operations are solely in the financial services industry. The Company provides a range of regional community banking services to commercial and retail clients.

The Company's reportable segment is determined by the Chief Executive Officer, who is designated the Chief Operating Decision Maker ("CODM"), based upon information about the Company's products and services offered, primarily it's banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business (such as branches and the subsidiary bank), which are then aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment of performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.  See Note 14 for disclosures related to the reportable segment.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards in 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: 1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes. 2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: 1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and 2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The Company adopted ASU 2023-09 on January 1, 2025.

           Newly Issued, But Not Yet Effective Accounting Standards

In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). ASU 2024-03 requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company on January 1, 2027. The Company is currently not expecting the ASU to have a material effect on the consolidated financial statements and footnotes.

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

Under the terms of the agreement, First of Long Island shareholders will receive 0.5175 shares of Parent Corporation common stock for each share of First of Long Island common stock. The transaction is valued at approximately $288 million in aggregate based upon the closing common stock price of $24.31 for ConnectOne as of March 31, 2025.  The final transaction value is subject to change based on the fluctuations in the market price of ConnectOne common stock prior to the closing of the acquisition.

On February 14, 2025, at separate special meetings, the shareholders of both companies approved proposals relating to the pending merger of the Parent Corporation and First of Long Island.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2025	2024
Net income available to common stockholders	$18,733	$15,696
Earnings allocated to participating securities	(50)	(42)
Income attributable to common stock	$18,683	$15,654

Weighted average common shares outstanding, including participating securities	38,373	38,423
Weighted average participating securities	(103)	(104)
Weighted average common shares outstanding	38,270	38,319
Incremental shares from assumed conversions of options, performance units and restricted shares	241	193
Weighted average common and equivalent shares outstanding	38,511	38,512

Earnings per common share:
Basic	$0.49	$0.41
Diluted	0.49	0.41

There were no antidilutive share equivalents during the three months ended March 31, 2025 and  March 31, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

All of the Company’s investment securities are classified as available-for-sale as of March 31, 2025 and December 31, 2024. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2025 and December 31, 2024. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of March 31, 2025 and December 31, 2024.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
March 31, 2025
Investment securities available-for-sale:
Federal agency obligations	$112,880	$571	$(10,690)	$102,761	$-
Residential mortgage pass-through securities	441,169	572	(53,392)	388,349	-
Commercial mortgage pass-through securities	24,925	-	(3,874)	21,051	-
Obligations of U.S. states and political subdivisions	139,759	14	(21,116)	118,657	-
Corporate bonds and notes	5,000	4	-	5,004	-
Asset-backed securities	865	1	(7)	859	-
Other securities	125	-	-	125	-
Total investment securities available-for-sale	$724,723	$1,162	$(89,079)	$636,806	$-

December 31, 2024
Investment securities available-for-sale:
Federal agency obligations	$96,165	$179	$(11,674)	$84,670	$-
Residential mortgage pass-through securities	439,445	211	(60,818)	378,838	-
Commercial mortgage pass-through securities	24,989	-	(4,097)	20,892	-
Obligations of U.S. states and political subdivisions	141,775	89	(19,460)	122,404	-
Corporate bonds and notes	5,000	5	(18)	4,987	-
Asset-backed securities	892	-	(7)	885	-
Other securities	171	-	-	171	-
Total investment securities available-for-sale	$708,437	$484	$(96,074)	$612,847	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Investment securities having a carrying value of approximately $368.8 million and $184.0 million as of March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of March 31, 2025, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	March 31, 2025
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$3,992	$3,996
Due after one year through five years	5,258	5,254
Due after five years through ten years	10,303	8,946
Due after ten years	238,951	209,085
Residential mortgage pass-through securities	441,169	388,349
Commercial mortgage pass-through securities	24,925	21,051
Other securities	125	125
Total investment securities available-for-sale	$724,723	$636,806

There were no realized gains or losses on investment securities available for sale during the three months ended March 31, 2025 and March 31, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$56,703	$(10,690)	$21,699	$(72)	$35,004	$(10,618)
Residential mortgage pass-through securities	351,709	(53,392)	13,622	(297)	338,087	(53,095)
Commercial mortgage pass-through securities	21,051	(3,874)	-	-	21,051	(3,874)
Obligations of U.S. states and political subdivisions	115,666	(21,116)	19,440	(750)	96,226	(20,366)
Corporate bonds and notes	-	-			-	-
Asset-backed securities	591	(7)			591	(7)
Total investment securities available for sale	$545,720	$(89,079)	$54,761	$(1,119)	$490,959	$(87,960)

	December 31, 2024
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$53,467	$(11,674)	$18,471	$(60)	$34,996	$(11,614)
Residential mortgage pass-through securities	364,971	(60,818)	26,809	(604)	338,162	(60,214)
Commercial mortgage pass-through securities	20,892	(4,097)	-	-	20,892	(4,097)
Obligations of U.S. states and political subdivisions	112,523	(19,460)	13,281	(322)	99,242	(19,138)
Corporate bonds and notes	1,982	(18)	1,982	(18)	-	-
Asset-backed securities	885	(7)	-	-	885	(7)
Total investment securities available for sale	$554,720	$(96,074)	$60,543	$(1,004)	$494,177	$(95,070)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale totaled $2.3 million as of both  March 31, 2025 and December 31, 2024.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of March 31, 2025.

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

Derivatives Designated as Hedges

Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:

1) Cash flow hedges: changes in fair value are recognized as a component in other comprehensive income

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item. As of March 31, 2025, the Bank was not utilizing fair value hedges.

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

Interest income recorded on these swap and interest rate cap transactions totaled approximately $4.1 million and $5.6 million during the three months ended March 31, 2025 and March 31, 2024, respectively, and is recorded as a component of either interest expense on FHLB Advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives – (continued)

The following table presents the net gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended March 31, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(3,795)	$(4,142)	$-

	Three Months Ended March 31, 2024
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$12,880	$(5,629)	$-

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,000,000	$28,914	$1,000,000	$37,398

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Commercial	$1,492,920	$1,532,730
Commercial real estate	5,837,671	5,880,679
Commercial construction	617,593	616,246
Residential real estate	256,555	249,691
Consumer	1,604	1,136
Gross loans	8,206,343	8,280,482
Net deferred loan fees	(5,209)	(5,672)
Total loans receivable	$8,201,134	$8,274,810

As of  March 31, 2025 and December 31, 2024, loans totaling approximately $5.6 billion and $5.8 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale – The following table sets forth the composition of the Company's loans held-for-sale portfolio as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Residential real estate	$202	$743

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,809	$14,372	$16,181
Commercial real estate	666	28,443	29,109
Commercial construction	-	2,204	2,204
Residential real estate	324	2,042	2,366
Total	$2,799	$47,061	$49,860

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the three months ended March 31, 2025 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$28,946	$62,146	$151,217	$190,275	$230,187	$129,297	$642,514	$1,434,582
Special mention	-	1,902	-	351	-	6,681	-	8,934
Substandard	-	-	2,974	6,247	2,609	19,040	18,534	49,404
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$28,946	$64,048	$154,191	$196,873	$232,796	$155,018	$661,048	$1,492,920
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate
Pass	$113,550	$390,234	$268,061	$1,403,487	$1,468,708	$1,649,401	$378,792	$5,672,233
Special mention	-	-	-	51,366	1,309	74,735	-	127,410
Substandard	-	-	-	1,448	4,229	32,351	-	38,028
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$113,550	$390,234	$268,061	$1,456,301	$1,474,246	$1,756,487	$378,792	$5,837,671
YTD gross charge-offs	$-	$-	$-	$-	$-	$3,555	$-	$3,555

Commercial construction
Pass	$-	$25,440	$-	$2,137	$8,954	$6,236	$572,622	$615,389
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	2,204	2,204
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$-	$25,440	$-	$2,137	$8,954	$6,236	$574,826	$617,593
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$8,979	$20,915	$14,486	$38,961	$21,758	$110,309	$35,389	$250,797
Special mention	-	-	-	-	-	631	2,762	3,393
Substandard	-	-	-	633	-	1,506	226	2,365
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$8,979	$20,915	$14,486	$39,594	$21,758	$112,446	$38,377	$256,555
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,473	$20	$23	$1	$-	$-	$87	$1,604
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$1,473	$20	$23	$1	$-	$-	$87	$1,604
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$152,948	$498,755	$433,787	$1,634,861	$1,729,607	$1,895,243	$1,629,404	$7,974,605
Special mention	-	1,902	-	51,717	1,309	82,047	2,762	139,737
Substandard	-	-	2,974	8,328	6,838	52,897	20,964	92,001
Doubtful	-	-	-	-	-	-	-	-
Grand total	$152,948	$500,657	$436,761	$1,694,906	$1,737,754	$2,030,187	$1,653,130	$8,206,343
YTD gross charge-offs	$-	$-	$-	$-	$-	$3,555	$-	$3,555

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The following table presents loans by origination, risk designation and gross charge-offs as of and for the year ended December 31, 2024 (dollars in thousands):

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: The following tables present the amortized cost basis of collateral-dependent loans by loan segment as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$2,264	$9,118	$11,382
Commercial real estate	29,109	-	29,109
Commercial construction	2,204	-	2,204
Residential real estate	2,041	-	2,041
Total	$35,618	$9,118	$44,736

	December 31, 2024
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$2,308	$9,222	$11,530
Commercial real estate	36,486	-	36,486
Commercial construction	2,204	-	2,204
Residential real estate	2,056	-	2,056
Total	$43,054	$9,222	$52,276

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following tables present the aging of the amortized cost in past-due loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$4,915	$-	$-	$16,181	$21,096	$1,471,824	$1,492,920
Commercial real estate	8,740	-	-	29,109	37,849	5,799,822	5,837,671
Commercial construction	-	-	-	2,204	2,204	615,389	617,593
Residential real estate	1,174	133	-	2,366	3,673	252,882	256,555
Consumer	-	-	-	-	-	1,604	1,604
Total	$14,829	$133	$-	$49,860	$64,822	$8,141,521	$8,206,343

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,340	$-	$-	$16,231	$17,571	$1,515,159	$1,532,730
Commercial real estate	-	-	-	36,486	36,486	5,844,193	5,880,679
Commercial construction	-	-	-	2,204	2,204	614,042	616,246
Residential real estate	1,991	-	-	2,389	4,380	245,311	249,691
Consumer	-	-	-	-	-	1,136	1,136
Total	$3,331	$-	$-	$57,310	$60,641	$8,219,841	$8,280,482

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

	March 31, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$323	$33	$-	$-	$-	$356
Collectively evaluated	17,535	54,553	5,030	4,752	4	81,874
Acquired with deteriorated credit quality	173	-	-	-	-	173
Total	$18,031	$54,586	$5,030	$4,752	$4	$82,403

Gross loans
Individually analyzed	$15,599	$29,109	$2,204	$2,041	$-	$48,953
Collectively evaluated	1,476,908	5,808,562	615,389	254,514	1,604	8,156,977
Acquired with deteriorated credit quality	413	-	-	-	-	413
Total	$1,492,920	$5,837,671	$617,593	$256,555	$1,604	$8,206,343

	December 31, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$326	$909	$-	$-	$-	$1,235
Collectively evaluated	17,740	53,868	5,064	4,561	5	81,238
Acquired with deteriorated credit quality	212	-	-	-	-	212
Total	$18,278	$54,777	$5,064	$4,561	$5	$82,685

Gross loans
Individually analyzed	$15,751	$36,486	$2,204	$2,056	$-	$56,497
Collectively evaluated	1,516,557	5,844,193	614,042	247,635	1,136	8,223,563
Acquired with deteriorated credit quality	422	-	-	-	-	422
Total	$1,532,730	$5,880,679	$616,246	$249,691	$1,136	$8,280,482

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three months ended March 31, 2025 and 2024 are summarized in the tables below.

	Three Months Ended March 31, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2024	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Charge-offs	-	(3,555)	-	-	-	(3,555)
Recoveries	155	-	-	-	-	155
(Reversal of) provision for credit losses - loans	(402)	3,364	(34)	191	(1)	3,118
Balance as of March 31, 2025	$18,031	$54,586	$5,030	$4,752	$4	$82,403

	Three Months Ended March 31, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Charge-offs	(300)	(2,885)	-	-	-	(3,185)
Recoveries	23	-	-	-	-	23
Provision for (reversal of) credit losses - loans	380	3,401	272	6	(2)	4,057
Balance as of March 31, 2024	$20,735	$52,794	$5,011	$4,326	$3	$82,869

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the last 12 months through March 31, 2025. The modification percentage represents the total modified loans as compared to the total gross loan balances as of March 31, 2025.

	Amortized Cost Basis at Time of Modification
	Term Extension	Payment Deferral	Interest Rate Reduction	Payment Reduction	Total	Gross Loans at March 31, 2025	Modification % (Modified Loans/Gross Loans)
March 31, 2025
(dollars in thousands)
Commercial	$17,641	$-	$-	$333	$17,974	$1,492,920	1.20%
Commercial real estate	-	-	63,804	-	63,804	5,837,671	1.09
Residential real estate	1,412	-	-	-	1,412	256,555	0.55
Total	$19,053	$-	$63,804	$333	$83,190	$7,587,146	1.10%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the last 12 months through March 31, 2025.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Reduction
March 31, 2025
(dollars in thousands)
Commercial	6	-	-%	$6
Commercial real estate	-	-	0.1	-
Residential real estate	136	-	-	-
Total	142	-	0.1%	$6

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months through March 31, 2025.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
March 31, 2025
(dollars in thousands)
Commercial	$17,974	$-	$-
Commercial real estate	63,804	-	-
Residential real estate	1,412	-	-
Total	$83,190	$-	$-

There were no modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024. The modification percentage represents the total modified loans as compared to the total gross loan balances as of March 31, 2024.

	Amortized Cost Basis at Time of Modification
	Term Extension	Payment Deferral	Interest Rate Reduction	Payment Reduction	Total	Gross Loans at March 31, 2024	Modification % (Modified Loans/Gross Loans)
March 31, 2024
(dollars in thousands)
Commercial	$-	$126	$-	$-	$126	$1,572,494	0.01%
Commercial real estate	-	-	-	-	-	5,829,950	-
Residential real estate	-	-	-	-	-	254,214	-
Total	$-	$126	$-	$-	$126	$7,656,658	0.00%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Reduction
March 31, 2024
(dollars in thousands)
Commercial	-	3	-%	$-

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three months ended March 31, 2024.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
March 31, 2024
(dollars in thousands)
Commercial	$126	$-	$-

During the three months ended March 31, 2025 and March 31, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 and 2024 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s income statement. The following table presents a roll forward of the allowance for credit losses for unfunded commitments for the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
	(dollars in thousands)
Balance at beginning of period	$2,627	$2,811
Provision for (reversal of) credit losses - unfunded commitments	382	(57)
Balance at end of period	$3,009	$2,754

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Components of Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
	(dollars in thousands)
Provision for credit losses – loans	$3,118	$4,057
Provision for (reversal of) credit losses - unfunded commitments	382	(57)
Provision for credit losses	$3,500	$4,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2025 and December 31, 2024 are as follows:

		March 31, 2025
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$102,761	$-	$102,761	$-
Residential mortgage pass-through securities	388,349	-	388,349	-
Commercial mortgage pass-through securities	21,051	-	21,051	-
Obligations of U.S. states and political subdivision	118,657	-	112,020	6,637
Corporate bonds and notes	5,004	-	5,004	-
Asset-backed securities	859	-	859	-
Other securities	125	125	-	-
Total available-for-sale	636,806	125	630,044	6,637

Equity securities	18,859	9,893	8,966	-
Derivatives	28,914	-	28,914	-
Total assets	$684,579	$10,018	$667,924	$6,637

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2024
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$84,670	$-	$84,670	$-
Residential mortgage pass- through securities	378,838	-	378,838	-
Commercial mortgage pass-through securities	20,892	-	20,892	-
Obligations of U.S. states and political subdivision	122,404	-	115,878	6,526
Corporate bonds and notes	4,987	-	4,987	-
Asset-backed securities	885	-	885	-
Other securities	171	171	-	-
Total available-for-sale	$612,847	$171	$606,150	$6,526

Equity securities	20,092	9,739	10,353	-
Derivatives	37,398	-	37,398	-
Total assets	$670,337	$9,910	$653,901	$6,526

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2025 and for the year ended December 31, 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

Loans Held-for-Sale: Residential mortgage loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. Management obtains quotes or bids on all or parts of these loans directly from the purchasing financial institutions (Level 2). As of March 31, 2025 and December 31, 2024, residential mortgage loans held-for sale were $0.2 million and $0.7 million, respectively

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Fair value of these loans is determined based on the terms of the loan, such as interest rate, maturity date, reset term, as well as sales of similar assets (Level 3). There were no such loans as of March 31, 2025 and December 31, 2024.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of March 31, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$732	$-	$-	$732
Commercial real estate	633	-	-	633

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$726	$-	$-	$726
Commercial real estate	2,913	-	-	2,913

Collateral dependent loans – Collateral dependent loans as of March 31, 2025 that required a valuation allowance were $1.6 million with a related valuation allowance of $0.2 million compared to $4.7 million with a related valuation allowance of $1.1 million as of December 31, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and for the year ended December 31, 2024:

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2025	$6,526
Principal paydowns	(78)
Change in unrealized gain (loss)	189
Ending balance, March 31, 2025	$6,637

Municipal Securities
(dollars in thousands)
Beginning balance, January 1, 2024	$7,122
Principal paydowns	(304)
Changes in unrealized loss	(292)
Ending balance, December 31, 2024	$6,526

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$6,637	Discounted cash flows	Discount rate	4.7%

December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$6,526	Discounted cash flows	Discount rate	5.0%

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

March 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$732	Appraisals of collateral value	Adjustment for comparable sales	-10% to +5% (-4.3%)
Commercial real estate loans	633	Appraisals of collateral value	Adjustment for comparable sales	-10% to +5% (-2.17%)

December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$726	Appraisals of collateral value	Adjustment for comparable sales	-10% to +5% (-4.3%)
Commercial real estate loans	2,913	Appraisals of collateral value	Adjustment for comparable sales	-40% to +0% (-14.3%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2025 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2025 and December 31, 2024:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

March 31, 2025
Financial assets:
Cash and due from banks	$292,603	$292,603	$292,603	$-	$-
Securities available-for-sale	636,806	636,806	125	630,044	6,637
Restricted investments in bank stocks	37,031	n/a	n/a	n/a	n/a
Equity securities	18,859	18,859	9,893	8,966	-
Net loans	8,118,731	7,944,604	-	-	7,944,604
Derivatives - interest rate contracts	28,914	28,914	-	28,914	-
Accrued interest receivable	46,740	46,740	-	5,271	41,469
	.
Financial liabilities:
Noninterest-bearing deposits	1,319,196	1,319,196	1,319,196	-	-
Interest-bearing deposits	6,448,034	6,434,530	3,897,811	2,536,719	-
Borrowings	613,053	612,806	-	612,806	-
Subordinated debentures	80,071	79,795	-	79,795	-
Accrued interest payable	9,514	9,514	-	9,514	-

December 31, 2024
Financial assets:
Cash and due from banks	$356,488	$356,488	$356,488	$-	$-
Investment securities available-for-sale	612,847	612,847	171	606,150	6,526
Restricted investment in bank stocks	40,449	n/a	n/a	n/a	n/a
Equity securities	20,092	20,092	9,739	10,353	-
Net loans	8,192,125	7,980,038	-	-	7,980,038
Derivatives - interest rate contracts	37,398	37,398	-	37,398	-
Accrued interest receivable	45,498	45,498	-	5,444	40,054

Financial liabilities:
Noninterest-bearing deposits	1,422,044	1,422,044	1,422,044	-	-
Interest-bearing deposits	6,398,070	6,387,896	3,840,870	2,547,026	-
Borrowings	688,064	687,273	-	687,273	-
Subordinated debentures	79,944	77,968	-	77,968	-
Accrued interest payable	9,320	9,320	-	9,320	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2025	2024
Interest income on cash flow hedges	$4,142	$5,629	Borrowings and deposits expense
	(1,164)	(1,582)	Income tax expense
	$2,978	$4,047

Amortization of pension plan net actuarial losses	$-	$(43)	Salaries and employee benefits
	-	13	Income tax benefit
	$-	$(30)
Total reclassification	$2,978	$4,017

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(64,170)	$(69,632)
Cash flow hedge, net of tax	16,775	22,481
Defined benefit pension and post-retirement plans, net of tax	(695)	(695)
Total	$(48,090)	$(47,846)

Note 9. Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2025. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2025 were approximately 236,926. The Company intends to issue all shares under the Plan in the form of newly issued shares.

As of both March 31, 2025 and December 31, 2024, the Company did not have any outstanding stock options. Restricted stock and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year, with accelerated vesting upon a change in control. Restricted stock and deferred stock units granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient is no longer employed prior to the award's vesting. Any forfeitures would result in previously recognized expense being reversed. Restricted stock grants have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares on the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably, over the vesting or measurement period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three months ended March 31, 2025 and March 31, 2024 was $1.3 million and $1.0 million, respectively.

Activity in the Company’s restricted stock for the three months ended March 31, 2025 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	110,340	$18.26
Granted	41,556	23.93
Vested	(38,752)	22.18
Forfeited/cancelled/expired	(158)	19.01
Nonvested as of March 31, 2025	112,986	$19.00

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Stock-Based Compensation – (continued)

As of March 31, 2025, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.4 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2024	189,672		$21.52
Awarded	88,681		19.01
Change in estimate	4,197		32.80
Vested shares	(43,331)		32.80
Forfeited/cancelled/expired	(3,452)		19.01
Unearned as of March 31, 2025	235,767	383,079	$18.74

As of March 31, 2025, the specific number of shares related to performance units that were expected to vest was 235,767, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of March 31, 2025, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 383,079. During the three months ended March 31, 2025, 43,331 shares vested. A total of 23,754 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the three months ended March 31, 2025 were 19,577 shares. As of March 31, 2025, compensation cost of approximately $3.4 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2024	181,836	$20.32
Awarded	80,010	19.01
Vested shares	(83,489)	23.05
Unearned as of March 31, 2025	178,357	$18.45

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the three months ended March 31, 2025, 83,489 shares vested. A total of 44,806 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the three months ended March 31, 2025 were 38,683 shares. As of March 31, 2025, compensation cost of approximately $2.6 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2025	2024
	(dollars in thousands)
Service cost	$-	$-
Interest cost	105	106	Salaries and employee benefits
Expected return on plan assets	(230)	(214)	Salaries and employee benefits
Net amortization	-	43	Salaries and employee benefits
Total periodic pension income	$(125)	$(65)

               Contributions

The Company did not contribute to the Pension Trust during the three months ended March 31, 2025. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2025. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Deposits

              Time Deposits

As of each of  March 31, 2025 and December 31, 2024, the Company's total time deposits were $2.6 billion. Included in time deposits were nonreciprocal brokered time deposits of $981.6 million and $907.2 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the contractual maturities of these time deposits were as follows (dollars in thousands):

2025	$1,761,976
2026	663,453
2027	54,773
2028	69,201
2029	1,742
thereafter	11
Time deposits (before net discount)	$2,551,156
Fair value net discount	(933)
Total time deposits (after net discount)	$2,550,223

The amount of time deposits with balances greater than or equal to $250,000 was $707.8 million and $731.0 million as of March 31, 2025 and December 31, 2024, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$585,529	4.33%	$660,529	4.51%
1 year through less than 2 years	2,050	2.23	2,050	2.23
2 years through less than 3 years	252	2.85	260	2.85
3 years through less than 4 years	25,000	4.18	25,000	4.18
4 years through 5 years	-	-	-	-
After 5 years	253	2.96	261	2.96
FHLB borrowings – gross	613,084	4.32%	688,100	4.49%
Fair value discount	(31)		(36)
Total FHLB borrowings	$613,053		$688,064

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of March 31, 2025 were primarily collateralized by approximately $3.8 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of March 31, 2025 the Company had a remaining borrowing capacity of approximately $1.2 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 13. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of March 31, 2025 was 7.40%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of March 31, 2025 and December 31, 2024.

As of March 31, 2025
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

On June 10, 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance up to, but excluding, June 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. From and including June 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term SOFR: (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on June 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

Note 14. Segment Reporting

Accounting policies for segments are the same as those described in Note 1a. Segment performance is evaluated using Consolidated Bank net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Consolidated Bank
	March 31,
	2025	2024
(dollars in thousands)

Interest income	$124,789	$129,607
Noninterest income	3,749	3,599
Total segment income	$128,538	$133,206

Less:
Interest expense	57,735	67,996
Segment net interest income and noninterest income	70,803	65,210
Less:
Provision for credit losses	3,500	4,000
Salaries and employee benefits	22,578	22,131
Other segment items*	16,332	14,920
Income tax expense	7,160	5,878
Segment consolidated net income	$21,233	$18,281

Other segment disclosures
Interest income	$124,789	$129,607
Interest expense	57,735	67,996
Depreciation	1,098	1,101
Amortization of core deposit intangibles	279	321
Other significant noncash items:
Provision for credit losses	3,500	4,000
Segment assets	9,751,832	9,845,796
Total expenses for segment assets	107,306	114,924

Reconciliation of assets
Total assets for segment	$9,751,832	$9,845,796
Other assets	7,423	8,168
Total consolidated assets	$9,759,255	$9,853,964

*Other segment items for consolidated bank include expenses for occupancy and equipment, FDIC insurance, professional and consulting, marketing and advertising, merger expenses and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2025 and December 31, 2024. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by, or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected or may be adversely effected by policy uncertainties, including regarding the impact of tariffs; (5) political developments, sovereign debt problems, wars or other hostilities such as the ongoing conflict between Ukraine and Russia and instability in the Middle East, may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, and (11) the impact of health emergencies or natural disasters on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2025, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Results Overview

Net income available to common stockholders for the three months ended March 31, 2025 was $18.7 million compared to $15.7 million for the comparable three-month period ended March 31, 2024. The Company’s diluted earnings per share were $0.49 for the three months ended March 31, 2025 as compared with diluted earnings per share of $0.41 for the comparable three-month period ended March 31, 2024. The $3.0 million increase in net income available to common stockholders and the $0.08 increase in diluted earnings per share were due to a $5.5 million increase in net interest income, $0.5 million decrease in provision for credit losses and $0.6 million increase in noninterest income, partially offset by an increase of $2.2 million in noninterest expenses and a $1.3 million increase in income tax expense. Included in noninterest expenses for the three months ended March 31, 2025 were $1.3 million in merger expenses related to the previously announced merger with The First of Long Island Corporation. There were no such charges for the three months ended March 31, 2024.

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

Fully taxable equivalent net interest income for the three months ended March 31, 2025 was $66.6 million, an increase of $5.5 million, or 9.0%, from the three months ended March 31, 2024.The increase primarily resulted from a 29 basis-point increase in the net interest margin to 2.93% from 2.64%. During the three months ended March 31, 2025, average total loans decreased by $123.8 million, or 1.5% when compared to the three months ended March 31, 2024. The widening of the net interest margin during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024 was primarily due to a 42 basis-point decrease in the average cost of total funds, including noninterest-bearing deposits, partially offset by a nine basis-point decrease in the loan portfolio yield.

The following table presents for the three months ended March 31, 2025 and 2024, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2025			2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$745,873	$6,375	3.47%	$720,303	$5,794	3.24%
Total loans (2) (3) (4)	8,209,014	115,883	5.73	8,332,828	120,592	5.82
Federal funds sold and interest-bearing deposits with banks	229,491	2,466	4.36	218,212	2,906	5.36
Restricted investment in bank stocks	40,334	889	8.94	51,948	1,126	8.72
Total interest-earning assets	9,224,712	125,613	5.52	9,323,291	130,418	5.63
Noninterest-earning assets:
Allowance for credit losses	(84,027)			(84,005)
Other noninterest-earning assets	607,920			621,467
Total assets	$9,748,605			$9,860,753

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,480,990	25,154	4.11	$2,567,767	28,038	4.39
Other interest-bearing deposits	3,888,131	28,838	3.01	3,696,374	32,369	3.52
Total interest-bearing deposits	6,369,121	53,992	3.44	6,264,141	60,407	3.88

Borrowings	686,391	3,725	2.20	947,003	7,567	3.21
Subordinated debentures, net	79,988	1,298	6.58	79,483	1,311	6.63
Finance lease	1,210	18	6.03	1,483	22	5.97
Total interest-bearing liabilities	7,136,710	59,033	3.35	7,292,110	69,307	3.82

Noninterest-bearing demand deposits	1,305,722			1,254,201
Other liabilities	51,800			93,624
Total noninterest-bearing liabilities	1,357,522			1,347,825
Stockholders’ equity	1,254,373			1,220,818
Total liabilities and stockholders’ equity	$9,748,605			$9,860,753
Net interest income (tax-equivalent basis)		66,580			61,111
Net interest spread (5)			2.17%			1.80%
Net interest margin (6)			2.93%			2.64%
Tax-equivalent adjustment		(824)			(811)
Net interest income		$65,756			$60,300

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $4.5 million for the three months ended March 31, 2025, compared with $3.8 million for the three months ended March 31, 2024. The $0.6 million increase in noninterest income during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024 was primarily due to a $0.4 million increase in deposit, loan and other income and a $0.4 million increase in het gains on equity securities, partially offset by a $0.2 million decrease in net gains on sale of loans held-for-sale.

Noninterest Expenses

Noninterest expenses totaled $39.3 million for the three months ended March 31, 2025, compared with $37.1 million for the three months ended March 31, 2024. The $2.2 million increase in noninterest expenses during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024 was primarily due to a $1.3 million increase in merger expenses, a $0.5 million increase in salaries and employee benefits and a $0.3 million BOLI restructuring charge that took place during the three months ended March 31, 2025. The increases in merger expenses are due to the planned merger with The First of Long Island Corporation.

Income Taxes

Income tax expense was $7.2 million for the three months ended March 31, 2025, compared to $5.9 million for the three months ended March 31, 2024. The increase in income tax expense was the result of higher income before income tax expense and a decrease in tax-free adjustments. The effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 26.1% and 25.5%, respectively.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	March 31, 2025		December 31, 2024		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,492,920	18.2%	$1,532,730	18.5%	$(39,810)
Commercial real estate	5,837,671	71.1	5,880,679	71.0	(43,008)
Commercial construction	617,593	7.5	616,246	7.4	1,347
Residential real estate	256,555	3.1	249,691	3.0	6,864
Consumer	1,604	0.1	1,136	0.1	468
Gross loans	$8,206,343	100.0%	$8,280,482	100.0%	$(74,139)

As of March 31, 2025, gross loans totaled $8.2 billion, a decrease of $74.1 million or 0.9% compared to December 31, 2024.

While the previous table reflects the classification of our loans by loan portfolio segment, the following tables present further disaggregation of our commercial real estate portfolio along with applicable weighted average loan-to-value ratios, typically determined at loan origination.

	March 31, 2025		December 31, 2024
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$2,480,834	61%	$2,496,508	61%
Nonowner-occupied	1,901,499	51	1,965,044	53
Owner-occupied	1,127,288	52	1,101,034	52
Land loans	327,302	47	317,524	45
Total commercial real estate loans (before premium)	$5,836,923	55%	$5,880,110	56%
Fair value premium	748		569
Total commercial real estate loans	$5,837,671		$5,880,679

The tables above are further broken down in the following tables by geography:

	March 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,574,294	63.4%	$1,588,891	63.6%
New York	714,370	28.8	713,651	28.6
Florida	7,694	0.3	7,732	0.3
Connecticut	36,407	1.5	36,486	1.5
All Other States	148,069	6.0	149,748	6.0
Total multifamily loans	$2,480,834	100.0%	$2,496,508	100.0%

	March 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$800,865	42.1%	$796,785	40.5%
New York	737,348	38.8	730,145	37.2
Florida	164,212	8.6	162,184	8.3
Connecticut	70,088	3.7	47,083	2.4
All Other States	128,986	6.8	228,847	11.6
Total nonowner occupied	$1,901,499	100.0%	$1,965,044	100.0%

	March 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$498,525	44.2%	$509,151	46.3%
New York	348,437	30.9	312,514	28.4
Florida	65,175	5.8	46,540	4.2
Connecticut	5,370	0.5	36,636	3.3
All Other States	209,781	18.6	196,193	17.8
Total owner-occupied	$1,127,288	100.0%	$1,101,034	100.0%

	March 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$93,651	28.6%	$78,429	24.7%
New York	100,333	30.7	110,967	35.0
Florida	130,713	39.9	125,523	39.5
Connecticut	-	-	-	-
All Other States	2,605	0.8	2,605	0.8
Total land	$327,302	100.0%	$317,524	100.0%

In addition, the following tables present further details with respect to our nonowner-occupied and owner-occupied borrower concentrations included in the commercial real estate segment.

	March 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$593,086	31.2%	$612,431	31.1%
Office	342,730	18.0	420,059	21.4
Warehouse/Industrial	215,937	11.4	213,842	10.9
Mixed Use	134,037	7.0	127,604	6.5
Other	615,709	32.4	591,108	30.1
Total nonowner-occupied	$1,901,499	100.0%	$1,965,044	100.0%

	March 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$202,955	18.0%	$203,119	18.4%
Office	93,622	8.3	94,821	8.6
Warehouse/Industrial	244,956	21.7	247,413	22.5
Mixed Use	122,730	10.9	126,783	11.5
Other	463,025	41.1	428,898	39.0
Total owner-occupied	$1,127,288	100.0%	$1,101,034	100.0%

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

As of March 31, 2025, the Company’s allowance for credit losses for loans was $82.4 million, a decrease of $0.3 million from $82.7 million as of December 31, 2024.

The provision for credit losses, which includes a provision for unfunded commitments, for the three months ended March 31, 2025 and March 31, 2024, was $3.5 million and $4.0 million, respectively. The provision for credit losses for the periods presented reflected net portfolio loan growth, charges related to individually evaluated loans, and changing economic forecasts and conditions.

There were $3.4 million of net charge-offs for the three months ended March 31, 2025 compared with $3.2 million of net charge-offs for the three months ended March 31, 2024. Net loan charge-offs as a percentage of average loans receivable for the three months ended March 31, 2025 and 2024 were 0.17% and 0.15%, respectively.

The level of the allowance for the respective periods of 2025 and 2024 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of March 31, 2025 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	March 31,
	2025	2024
	(dollars in thousands)
Average loans receivable	$8,208,755	$8,332,729
Analysis of the ACL:
Balance - beginning of quarter	$82,685	$81,974
Charge-offs:
Commercial	-	(300)
Commercial real estate	(3,555)	(2,885)
Total charge-offs	(3,555)	(3,185)
Recoveries:
Commercial	155	23
Total recoveries	155	23
Net charge-offs	(3,400)	(3,162)
Provision for credit losses – loans	3,118	4,057
Balance - end of period	$82,403	$82,869

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.17%	0.15%
Loans receivable	$8,201,134	$8,297,957
ACL as a percentage of loans receivable	1.00%	1.00%

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

Nonperforming assets include nonaccrual loans and other real estate owned ("OREO"). Nonaccrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of uncollectible amounts of loans at the point they become past due 90 days.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Nonaccrual loans	$49,860	$57,310
OREO	-	-
Total nonperforming assets (1)	$49,860	$57,310

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.61%	0.69%
Nonperforming assets to total assets	0.51	0.58

Investment Securities

As of March 31, 2025, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended March 31, 2025, average securities, on an amortized cost basis, increased by $25.6 million to $745.9 million, or 8.1% of average total interest-earning assets, from $720.3 million, or 7.7% of average interest-earning assets, for the three months ended March 31, 2024.

As of March 31, 2025, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $64.2 million as compared with net unrealized losses of $69.6 million as of December 31, 2024. The decrease in unrealized losses is predominantly attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale securities as of March 31, 2025.

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

The Company utilizes a number of strategies to manage interest rate risk including, but not limited to: (i) balancing the types and structures of interest-earning assets and interest-bearing liabilities by diversifying mix, coupons, maturities and/or repricing characteristics, (ii) reducing the overall interest rate sensitivity of liabilities by emphasizing core and/or longer-term deposits and utilizing FHLB advances and wholesale deposits for our interest rate risk profile, (iii) managing the investment portfolio for liquidity and interest rate risk profile, and (iv) entering into interest rate swap and cap agreements.

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2025 and December 31, 2024, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of March 31, 2025.

Based on our model, which was run as of March 31, 2025, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 5.30%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 2.27%. As of December 31, 2024, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 8.02% while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 3.56%.

Based on our model, which was run as of March 31, 2025, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 0.04%, while a 100 basis-point instantaneous and parallel decrease in interest rates would decrease net interest income by 0.90%. As of December 31, 2024, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 2.08%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 0.37%.

An economic value of equity ("EVE") analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis points and down 100 basis points. The EVE is likely to be different as interest rates change. Our EVE as of March 31, 2025, would decrease by 5.11% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 0.40% with an instantaneous and parallel rate shock of down 100 basis points. Our EVE as of December 31, 2024, would decrease by 7.87% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 1.67% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of March 31, 2025.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,234,842	(120,799)	(8.91)	300	$272,777	$(25,460)	(8.54)
+200	1,286,380	(69,261)	(5.11)	200	282,427	(15,810)	(5.30)
+100	1,333,394	(22,247)	(1.64)	100	291,784	(6,453)	(2.16)
0	1,355,641	-	-	0	298,237	-	-
-100	1,361,081	5,440	0.40	-100	305,002	6,765	2.27
-200	1,345,654	(9,987)	(0.74)	-200	313,477	15,240	5.11
-300	1,303,603	(52,038)	(3.84)	-300	320,752	22,515	7.55

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

As of March 31, 2025, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2025, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $574.7 million, which represented 5.9% of total assets and 6.9% of total deposits and borrowings, compared to $799.7 million as of December 31, 2024, which represented 8.1% of total assets and 9.4% of total deposits and borrowings. As of March 31, 2025, not included in the above liquid assets were securities with a market value of $102.5 million which were pledged to the Federal Home Loan Bank and securities with a market value of $143.2 which were pledged to the Federal Reserve Bank of New York, which supported aggregate unutilized borrowing capacity of $102.2 million and  $137.5 million, respectively as of March 31, 2025. As of December 31, 2024, not included in the above liquid assets were securities with a market value of $102.5 million which were pledged to the Federal Home Loan Bank, which support aggregate unutilized borrowing capacity of $95.2 million as of December 31, 2024.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2025, had the ability to borrow $2.4 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $1.6 billion as of March 31, 2025. In addition, as of March 31, 2025, the Bank had in place borrowing capacity of $280 million through correspondent banks and other unsecured borrowing lines. As of March 31, 2025, the Bank had aggregate available and unused credit of approximately $3.1 billion, which represents the aforementioned facilities totaling $4.3 billion net of $1.3 billion in outstanding borrowings and letters of credit. As of March 31, 2025, outstanding commitments for the Bank to extend credit were approximately $1.2 billion.

Cash and cash equivalents totaled $292.6 million as of March 31, 2025, decreasing by $63.9 million from $356.5 million as of December 31, 2024. Operating activities provided $14.9 million in net cash. Investing activities provided $59.2 million in net cash, primarily reflecting a decrease in loans. Financing activities used $138.0 million in net cash, primarily reflecting $75.0 million in net repayments of FHLB borrowings and a $52.9 million decrease in deposits.

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

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Quarter-to-Date Average March 31, 2025		Quarter-to-Date Average March 31, 2024
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,305,722	-%	$1,254,201	-%
Demand, interest-bearing & NOW	3,231,342	2.96	3,254,823	3.58
Savings	656,789	3.23	441,551	3.08
Time	2,480,990	4.11	2,567,767	4.39
Total average deposits	$7,674,843	2.85%	$7,518,342	3.23%

Average total deposits increased by $156.5 million, or 2.1%, during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The increase in total average deposits was attributed to increases in savings deposits of $215.2 million and noninterest-bearing deposits of  $51.5 million, partially offset by decreases in time deposits of $86.7 million and interest-bearing demand deposits of $23.5 million.

The decrease in average time deposits of $86.7 million during the three months ended March 31, 2025 was attributed to decreases in nonreciprocal brokered time deposits of $49.6 million, CDARs of $33.2 million and internet listing services of $19.1 million, partially offset by increases in retail time deposits of $15.2 million.

Average aggregate demand deposits included $1.1 billion in ICS reciprocal deposits, during both the three months ended March 31, 2025 and March 31, 2024. Average time deposits during the three months ended March 31, 2025 included $58.5 million in CDARS, compared to $91.7 million during the three months ended March 31, 2024. The decrease in CDARS was attributed to maturities that did not renew.

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

The following table sets forth information related to the uninsured deposit balances of the Bank.

	March 31, 2025	December 31, 2024
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$12,046,232	$11,996,115
Estimated uninsured deposits	6,999,118	6,883,241

The Company, on a consolidated basis:
Total deposits	$7,767,230	$7,820,114
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	2,669,393	2,713,019

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	March 31, 2025		December 31, 2024
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$1,319,196	17.0%	$1,422,044	18.2%
Demand, interest-bearing & NOW	3,197,242	41.2	3,248,731	41.5
Savings	700,568	9.0	592,139	7.6
Time	2,550,224	32.8	2,557,200	32.7
Total deposits	$7,767,230	100.0%	$7,820,114	100.0%

Total deposits decreased by $52.9 million, or 0.7%, when compared to December 31, 2024. The decrease in total deposits was primarily attributed to decreases in noninterest-bearing demand deposits of $102.8 million, interest-bearing demand deposits of $51.5 million, and time deposits of $7.0 million, partially offset by increases in savings deposits of $108.4 million.

Aggregate demand deposits included $1.0 billion and $1.1 billion in ICS reciprocal deposits as of March 31, 2025 and December 31, 2024, respectively. Total time deposits as of March 31, 2025 include $47.8 million in CDARS, compared to $60.3 million as of December 31, 2024.

Included in time deposits were nonreciprocal brokered deposits of $981.6 million as of March 31, 2025, which increased from $907.2 million as of December 31, 2024.

As of March 31, 2025, we held $674.3 million of time deposits balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of March 31, 2025:

March 31, 2025
(dollars in thousands)
3 months or less	$235,330
Over 3 to 6 months	244,402
Over 6 to 12 months	156,374
Over 12 months	38,157
Total	$674,263

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Parent Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures' floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of March 31, 2025 was 7.40%.

During June 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes bear interest at 5.75% annually from, and including, the date of initial issuance up to, but excluding, September 15, 2025 or the date of earlier redemption, payable semi-annually in arrears on September 15 and December 15 of each year, commencing December 15, 2020. From and including September 15, 2025 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on June 15, 2025. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

Stockholders’ Equity

The Company’s stockholders’ equity increased by $11.2 million when compared to December 31, 2024. The increase was primarily due to an increase in retained earnings of $11.8 million. As of March 31, 2025, the Company’s tangible common equity ratio and tangible book value per share were 9.73% and $24.16, respectively, compared to 9.49% and $23.92, respectively, as of December 31, 2024. Total goodwill and other intangible assets were $212.7 million as of March 31, 2025, and $213.0 million as of December 31, 2024.

The following table reconciles common equity to tangible common equity and the tangible common equity ratio.

	March 31, 2025	December 31, 2024
	(dollars in thousands, except for per share data)
Stockholders equity	$1,252,939	$1,241,704
Less: preferred stock	(110,927)	(110,927)
Common equity	$1,142,012	$1,130,777
Less: intangible assets	(212,732)	(213,011)
Tangible common stockholders’ equity	$929,280	$917,766

Total assets	$9,759,255	$9,879,600
Less: intangible assets	(212,732)	(213,011)
Tangible assets	$9,546,523	$9,666,589

Common stock outstanding at period end	38,469,975	38,370,317

Tangible common equity ratio (1)	9.73%	9.49%

Book value per common share	$29.69	$29.47
Less: intangible assets	5.53	5.55
Tangible book value per common share	$24.16	$23.92

(1)	Tangible common equity ratio is tangible common equity divided by tangible assets and is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2025 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025	(dollars in thousands)
Tier 1 leverage capital	$1,090,769	11.33%	$384,955	4.00%	N/A	N/A
CET I risk-based ratio	974,687	11.14	393,857	4.50	N/A	N/A
Tier 1 risk-based capital	1,090,769	12.46	525,143	6.00	N/A	N/A
Total risk-based capital	1,251,008	14.29	700,190	8.00	N/A	N/A

N/A - not applicable

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025			(dollars in thousands)
Tier 1 leverage capital	$1,121,771	11.67%	$384,611	4.00%	480,764	5.00%
CET I risk-based ratio	1,121,771	12.82	393,050	4.50	568,894	6.50
Tier 1 risk-based capital	1,121,771	12.82	525,133	6.00	700,178	8.00
Total risk-based capital	1,207,010	13.79	700,178	8.00	875,222	10.00

As of March 31, 2025, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Total Risk Based Capital Ratio which was 3.79% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 3.29% above the minimum buffer ratio.

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

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended March 31, 2025, the Company did not repurchase any shares. As of March 31, 2025, shares remaining for repurchase under the program were 641,118.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: May 2, 2025		Date: May 2, 2025