Form 10-Q
period 2025-06-30
ConnectOne Bancorp, Inc.
filed 2025-08-11
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	50,270,162 shares
(Title of Class)	(Outstanding as of August 11, 2025)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and due from banks	$97,792	$57,816
Interest-bearing deposits with banks	498,741	298,672
Cash and cash equivalents	596,533	356,488

Investment securities	1,227,200	612,847
Equity securities	19,707	20,092

Loans held-for-sale	1,027	743

Loans receivable	11,164,477	8,274,810
Less: Allowance for credit losses - loans	156,190	82,685
Net loans receivable	11,008,287	8,192,125

Investment in restricted stock, at cost	49,248	40,449
Bank premises and equipment, net	54,297	28,447
Accrued interest receivable	60,950	45,498
Bank owned life insurance	364,836	243,672
Right of use operating lease assets	31,282	14,489
Goodwill	215,611	208,372
Core deposit intangibles	66,315	4,639
Other assets	220,445	111,739
Total assets	$13,915,738	$9,879,600
LIABILITIES
Deposits:
Noninterest-bearing	$2,424,529	$1,422,044
Interest-bearing	8,853,958	6,398,070
Total deposits	11,278,487	7,820,114
Borrowings	783,859	688,064
Subordinated debentures, net	276,500	79,944
Operating lease liabilities	35,334	15,498
Other liabilities	45,127	34,276
Total liabilities	12,419,307	8,637,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value: 1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of June 30, 2025 and as of December 31, 2024; outstanding 115,000 shares as of June 30, 2025 and as of December 31, 2024	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 54,155,710 shares as of June 30, 2025 and 42,255,865 shares as of December 31, 2024; outstanding 50,270,162 shares as of June 30, 2025 and 38,370,317 as of December 31, 2024	857,765	586,946
Additional paid-in capital	36,728	36,347
Retained earnings	614,532	631,446
Treasury stock, at cost: 3,885,548 common shares as of June 30, 2025 and December 31, 2024	(76,116)	(76,116)
Accumulated other comprehensive loss	(47,405)	(47,846)
Total stockholders’ equity	1,496,431	1,241,704
Total liabilities and stockholders’ equity	$13,915,738	$9,879,600

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$132,316	$120,145	$247,667	$240,233
Interest and dividends on investment securities:
Taxable	7,437	4,683	12,424	9,017
Tax-exempt	1,419	1,121	2,516	2,275
Dividends	788	1,217	1,677	2,342
Interest on federal funds sold and other short-term investments	4,070	2,841	6,535	5,747
Total interest income	146,030	130,007	270,819	259,614
Interest expense
Deposits	60,239	62,086	114,231	122,493
Borrowings	6,908	6,482	11,949	15,382
Total interest expense	67,147	68,568	126,180	137,875
Net interest income	78,883	61,439	144,639	121,739
Provision for credit losses	35,700	2,500	39,200	6,500
Net interest income after provision for credit losses	43,183	58,939	105,439	115,239
Noninterest income
Deposit, loan and other income	2,570	1,654	4,576	3,246
Income on bank owned life insurance	2,087	1,677	3,671	3,341
Net gains on sale of loans held-for-sale	181	1,277	513	1,783
Net gains (losses) on equity securities	347	(209)	876	(123)
Total noninterest income	5,185	4,399	9,636	8,247
Noninterest expenses
Salaries and employee benefits	25,233	22,721	47,811	44,852
Occupancy and equipment	3,478	2,899	6,158	5,908
FDIC insurance	2,000	1,800	3,800	3,600
Professional and consulting	2,598	1,923	4,964	3,851
Marketing and advertising	840	613	1,435	1,290
Information technology and communications	4,792	4,198	9,396	8,587
Merger expenses	30,745	-	32,065	-
Bank owned life insurance restructuring charge	-	-	327	-
Amortization of core deposit intangibles	1,251	321	1,530	642
Other expenses	2,712	3,119	5,468	5,929
Total noninterest expenses	73,649	37,594	112,954	74,659
(Loss) income before income tax expense	(25,281)	25,744	2,121	48,827
Income tax (benefit) expense	(4,988)	6,688	2,172	12,566
Net (loss) income	(20,293)	19,056	(51)	36,261
Preferred dividends	1,509	1,509	3,018	3,018
Net (loss) income available to common stockholders	$(21,802)	$17,547	$(3,069)	$33,243
Earnings per common share
Basic	$(0.52)	$0.46	$(0.08)	$0.87
Diluted	(0.52)	0.46	(0.08)	0.86

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Net (loss) income	$(20,293)	$19,056	$(51)	$36,261

Other comprehensive (loss) income, net of tax:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	3,896	(3,263)	9,358	(12,229)
Net unrealized (losses) gains on cash flow hedges	(3,211)	(881)	(8,917)	5,032
Pension plan adjustments	-	32	-	62
Total other comprehensive income (loss), net of tax	685	(4,112)	441	(7,135)
Total comprehensive (loss) income	$(19,608)	$14,944	$390	$29,126

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended June 30, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2025	$110,927	$586,946	$36,007	$643,265	$(76,116)	$(48,090)	$1,252,939
Net loss	-	-	-	(20,293)	-	-	(20,293)
Other comprehensive income, net of tax	-	-	-	-	-	685	685
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.18 per share)	-	-	-	(6,931)	-	-	(6,931)
Restricted stock grants, net of forfeitures (32,709 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on restricted stock units for FLIC (22,638 shares)	-	-	(507)	-	-	-	(507)
Stock-based compensation expense	-	-	1,228	-	-	-	1,228
Stock issued in connection with FLIC merger (11,790,116 shares)	-	270,819	-	-	-	-	270,819
Balance as of June 30, 2025	$110,927	$857,765	$36,728	$614,532	$(76,116)	$(47,405)	$1,496,431

	Three Months Ended June 30, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2024	$110,927	$586,946	$32,866	$600,118	$(76,116)	$(38,132)	$1,216,609
Net income	-	-	-	19,056	-	-	19,056
Other comprehensive loss, net of tax	-	-	-	-	-	(4,112)	(4,112)
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.18 per share)	-	-	-	(6,906)	-	-	(6,906)
Restricted stock grants, net of forfeitures (32,016 shares)	-	-	-	-	-	-	-
Stock-compensation expense	-	-	1,089	-	-	-	1,089
Balance as of June 30, 2024	$110,927	$586,946	$33,955	$610,759	$(76,116)	$(42,244)	$1,224,227

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(continued)

	Six Months Ended June 30, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2024	$110,927	$586,946	$36,347	$631,446	$(76,116)	$(47,846)	$1,241,704
Net loss	-	-	-	(51)	-	-	(51)
Other comprehensive income, net of tax	-	-	-	-	-	441	441
Cash dividends paid on preferred stock ($0.65625 per depositary share)	-	-	-	(3,018)	-	-	(3,018)
Cash dividends paid on common stock ($0.36 per share)	-	-	-	(13,845)	-	-	(13,845)
Restricted stock grants, net of forfeitures (72,779 shares)	-	-	-	-	-	-	-
Stock grants (1,328 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (38,683 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (19,577 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on restricted stock units for FLIC (22,638 shares)	-	-	(507)	-	-	-	(507)
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,627)	-	-	-	(1,627)
Stock-based compensation	-	-	2,515	-	-	-	2,515
Stock issued in connection with FLIC merger (11,790,116 shares)	-	270,819	-	-	-	-	270,819
Balance as of June 30, 2025	$110,927	$857,765	$36,728	$614,532	$(76,116)	$(47,405)	$1,496,431

	Six Months Ended June 30, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620
Net income	-	-	-	36,261	-	-	36,261
Other comprehensive loss, net of tax	-	-	-	-	-	(7,135)	(7,135)
Cash dividends declared on preferred stock ($0.65625 per depositary share)	-	-	-	(3,018)	-	-	(3,018)
Cash dividends declared on common stock ($0.35 per share)	-	-	-	(13,454)	-	-	(13,454)
Restricted stock grants, net of forfeitures (68,462 shares)	-	-	-	-	-	-	-
Stock grants (1,533 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (33,604 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (24,070 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,324)	-	-	-	(1,324)
Stock-compensation expense	-	-	2,097	-	-	-	2,097
Repurchase of treasury stock (282,370 shares)	-	-	-	-	(5,820)	-	(5,820)
Balance as of June 30, 2024	$110,927	$586,946	$33,955	$610,759	$(76,116)	$(42,244)	$1,224,227

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net (loss) income	$(51)	$36,261
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,423	2,185
Provision for credit losses	39,200	6,500
Loss on bank owned life insurance policy exchange	327	-
Amortization of intangibles	1,530	642
Net accretion of loans	(3,745)	(472)
Accretion on bank premises	(24)	(24)
Amortization (accretion) on deposits	233	(65)
Amortization on borrowings, net	11	11
Stock-based compensation	2,515	2,097
(Gains) losses on equity securities, net	(876)	123
Gains on sale of loans held-for-sale, net	(513)	(1,783)
Loans originated for resale	(10,798)	(12,511)
Proceeds from sale of loans held-for-sale	11,027	13,859
Increase in cash surrender value of bank owned life insurance	(3,671)	(3,341)
Amortization of premium and accretion of discounts on securities available-for-sale	(56)	401
Amortization of subordinated debentures issuance costs	282	253
(Increase) decrease in accrued interest receivable	(1,736)	846
Net change in operating leases	1,060	(88)
(Increase) decrease in other assets	(15,950)	1,176
Increase (decrease) in other liabilities	160	(3,251)
Net cash provided by operating activities	21,348	42,819

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(330,264)	(48,814)
Sales	277,477	-
Maturities, calls and principal repayments	48,258	30,209
Purchase of equity securities	(1,113)	(1,302)
Proceeds from equity securities sold	2,374	-
Net redemptions of restricted investment in bank stocks	15,477	8,054
Net decrease in loans	32,031	181,281
Proceeds from bank owned life insurance	278	-
Purchases of premises and equipment	(331)	(263)
Cash acquired, net of cash consideration paid in acquisition	54,861	-
Net cash provided by investing activities	99,048	169,165

Cash flows from financing activities
Net increase in deposits	206,993	39,877
Proceeds from issuance of subordinated debt	200,000	-
Payment of subordinated debt issuance costs	(3,726)	-
Advances of FHLB borrowings	740,000	595,587
Repayments of FHLB borrowings	(1,004,621)	(773,033)
Cash dividends on preferred stock	(3,018)	(3,018)
Cash dividends paid on common stock	(13,845)	(13,454)
Repurchase of treasury stock	-	(5,820)
Share redemption for tax withholdings on performance units and deferred stock units earned	(2,134)	(1,324)
Net cash provided by (used in) financing activities	119,649	(161,185)
Net change in cash and cash equivalents	240,045	50,799
Cash and cash equivalents at beginning of period	356,488	242,714
Cash and cash equivalents at end of period	$596,533	$293,513

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$119,053	$137,520
Income taxes	36,173	15,594

Supplemental disclosures of noncash activities
Business Combination
Fair value of assets acquired	$3,905,094	-
Fair value of liabilities assumed	3,641,505	-
Stock issued in connection with FLIC merger	270,819	-

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”) and making certain limited investments. The Bank’s direct and indirect subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company), Port Jervis Holdings, LLC (a New Jersey limited liability company), BONJ Special Properties, LLC (a New Jersey limited liability company). The First of Long Island REIT (a New York real estate investment trust), FNY Service Corp (a New York investment company) and BoeFly, Inc. (a New Jersey financial technology company).

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its 59 other banking offices. On June 1, 2025, the Company completed its acquisition of The First of Long Island Corporation (“FLIC”), and The First National Bank of Long Island, FLIC’s wholly owned subsidiary depository institution, was merged into the Bank. See Note 2.

Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay its loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements of the Parent Corporation are prepared on an accrual basis and include the accounts of the Parent Corporation and the Bank. All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

      Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties - (continued)

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

In the FLIC merger, the company acquired a defined benefit pension plan that covered all eligible employees. The Bank makes contributions to the plan, which when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits. Effective for June 30, 2025, the Board of Directors approved that no new participants will be permitted in the pension plan, and existing participants could no longer contribute.  In addition, the Board of Directors approved to freeze the plan effective September 30, 2025. Once frozen, participants will no longer accrue benefits.

The Company’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. Pension expense is the sum of service cost, interest cost, amortization of actuarial gains and losses and plan expenses, net of the expected return on plan assets and participant contributions. The costs associated with the plans are accrued based on actuarial assumptions and included in salaries and employee benefits expense.

The Company accounts for its defined benefit pension plans in accordance with FASB ASC 715-30. This standard requires that the funded status of defined benefit postretirement plans be recognized on the Company’s statement of financial condition and changes in the funded status be reflected in other comprehensive income. This standard also requires companies to measure the funded status of the plans as of the date of its fiscal year-end.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination

On June 1, 2025 (the “Acquisition Date”), the Company completed the acquisition of The First of Long Island Corporation (“FLIC"), the parent company for the First National Bank of Long Island (“FNBLI”), in accordance with the definitive Agreement and Plan of Merger dated as of September 4, 2024 (the “Merger Agreement”). Pursuant to the Merger Agreement, on the Acquisition Date, FLIC merged with and into the Company, with the Company continuing as the surviving corporation, and FNBLI merged with and into the Bank, with the Bank as the surviving bank (collectively, the “merger”). As part of this merger, the Company acquired 36 branch offices located in Nassau and Suffolk Counties of Long Island, and the boroughs of New York City.

In connection with the completion of the merger, former FLIC shareholders received 0.5175 shares of the Company’s common stock for each share of FLIC common stock they held. The value of the total transaction consideration was approximately $270.8 million. The consideration included the issuance of 11,790,116 shares of the Company’s common stock, valued at $22.97 per share, which was the closing price of the Company’s common stock on May 30, 2025, the last trading day prior to the consummation of the merger. Also included in the total consideration was cash in lieu of any fractional shares, which was effectively settled upon closing.

The acquisition of FLIC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the estimated fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. The $7.2 million of goodwill created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents an asset attributed to the future economic benefits arising from other assets acquired in a business combination. Future economic benefits consist largely of the synergies and economies of scale expected from combining the operations of FLIC and the Company.

The Company considers its valuations of acquired loans and other assets to be preliminary, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering, management review procedures, and any new information that may arise as a result of integration activities. Accordingly, the amounts recorded for current and deferred taxes are also considered preliminary, as the Company continues to evaluate the Federal, state and local combined statutory tax rate for the merged entity and the nature and extent of permanent and temporary differences between the book and tax bases of these other assets acquired and other liabilities assumed.

In connection with the acquisition, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the Acquisition Date are summarized in the following tables:

As of
June 1, 2025
Purchase Price Consideration
FLIC common shares settled for stock	22,783,572
Exchange Ratio	0.5175
ConnectOne shares entitlement	11,790,499
Fractional shares subject to cash in lieu	(383)
ConnectOne whole shares issued	11,790,116
Price per share of ConnectOne common stock on June 1, 2025	$22.97
Total fair value of stock consideration issued	$270,818,953
Cash consideration paid	8,727
Total purchase price consideration	$270,827,680

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

As of
June 1, 2025
(in thousands)

Total purchase price consideration	$270,828

Fair Value of Assets Acquired:
Cash and cash equivalents	54,869
Securities available-for-sale	596,702
Loans receivables, net	2,882,951
Restricted stock, at cost	24,276
Premises and equipment, net	45,895
Bank-owned life insurance	118,098
Pension plan assets	11,617
Core deposit intangible	63,206
Other assets	107,480
Total assets acquired	$3,905,094

Fair Value of Liabilities Assumed:
Deposits	3,251,147
Borrowings	360,405
Other liabilities	29,953
Total liabilities assumed	$3,641,505

Net assets acquired	$263,589

Goodwill recorded in acquisition	$7,239

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

The following is a description of the valuation methodologies used to estimate the fair values of significant assets and liabilities presented above.

Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value based on the short-term nature of these assets.

Investment securities – Fair values for investment securities available-for-sale were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates are based on observable inputs, including quoted market prices for similar instruments. Fair value estimates also reflect an adjustment related to certain securities that were sold shortly after closing and were determined by the current market price. Additional information is included in Note 4 - Investments.

Loans – The fair value of the loan portfolio was calculated on a pooled loan basis using discounted cash flow analysis for accruing loans and on an individual basis for nonaccrual loans. This analysis took into consideration the contractual terms of the loans and assumptions related to the credit risk, expected lifetime losses, qualitative factors, collateral values, discount rates, and other liquidity considerations to estimate projected cash flows. The assumptions used in determining the fair value of the loan portfolio were considered reasonable from a market-participant viewpoint.

Acquired loans are classified into three categories: purchased credit deteriorated (“PCD”) accruing loans (“PCD Accruing loans”), purchased credit deteriorated nonaccrual loans (“PCD Nonaccrual loans”) and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more-than-insignificant credit deterioration since origination. The Company considers various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, and other qualitative factors that indicate deterioration in credit quality since origination. Non-PCD loans will have an allowance established subsequent to the Acquisition Date, which is recognized as an expense through the provision for credit losses. For PCD loans, the loans were recorded at their amortized cost, less an allowance for credit losses of $43.3 million on the Acquisition Date. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loans. The remaining difference between the net of the amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income over the life of the loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

The following table provides details related to the fair value of acquired PCD loans.

			Gross-up for PCD
	Unpaid Principal	Total Discount at	Allowance for Credit	Fair Value of PCD
(dollars in thousands)	Balance	Acquisition	Losses at Acquisition	Loans at Acquisition
PCD Accruing	$255,152	$(32,570)	$(38,231)	$184,351
PCD Nonaccrual	16,752	(1,824)	(5,105)	9,823
Total PCD Loans	$271,904	$(34,394)	$(43,336)	$194,174

Premises and equipment – The estimated fair value of premises were measured based upon appraisals from independent third parties. The estimated fair value of equipment was determined to approximate the carrying amount of these assets.

Deferred Tax Benefit – The Company recorded a net deferred income tax benefit of $51.1 million related to tax attributes of FLIC, along with the effects of fair value adjustments resulting from applying the purchase method of accounting.

Deposits – The fair values used for the demand and savings deposits equal the amount payable on demand at the Acquisition Date. The fair value of time deposits is estimated by discounting the estimated future cash flows using current rates offered for deposits with similar remaining maturities.

Borrowings – The fair value of Federal Home Loan Bank ("FHLB") advances were estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.

As a result of the integration of operations of FLIC, the Company recognized net interest income and net income of $8.5 million and $3.9 million, respectively, from the Acquisition Date through and including June 30, 2025 and is included in the Company’s Consolidated Statements of Income.

Costs related to the acquisition totaled $32.1 million for the six months ended June 30, 2025. These amounts were expensed as incurred and are recorded as merger expenses in the Company’s Consolidated Statements of Income.

The following table presents unaudited supplemental pro forma information as if the merger had occurred on January 1, 2024. The unaudited pro forma information includes adjustments for (i) accreting and amortizing the discounts and premiums associated with the estimated fair value adjustments to acquired loans, investment securities, deposits, and borrowings, (ii) the amortization of recognized intangible assets arising from the merger, (iii) depreciation expense on premises and equipment, and (iv) the related estimated income tax effects. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the merger. As a result, actual amounts differed from the unaudited pro forma information presented.

	Six Months Ended June 30,
(in thousands)	2025	2024
Net interest income	$191,544	$175,060
Net income	$60,686	$33,666

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except for per share data)	2025	2024	2025	2024
Net loss income available to common stockholders	$(21,802)	$17,547	$(3,069)	$33,243
Earnings allocated to participating securities	53	(46)	8	(89)
(Loss) income attributable to common stock	$(21,749)	$17,501	$(3,061)	$33,154

Weighted average common shares outstanding, including participating securities	42,100	38,421	40,252	38,383
Weighted average participating securities	(102)	(101)	(102)	(103)
Weighted average common shares outstanding	41,998	38,320	40,150	38,280
Incremental shares from assumed conversions of options, performance units and restricted shares	175	129	220	173
Weighted average common and equivalent shares outstanding	42,173	38,449	40,370	38,453

Earnings per common share:
Basic	$(0.52)	$0.46	$(0.08)	$0.87
Diluted	(0.52)	0.46	(0.08)	0.86

There were no antidilutive share equivalents during the six months ended June 30, 2025 and  June 30, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

Immediately after the merger, the Company sold a significant portion of the available-for-sale investments acquired from FLIC with proceeds of $277.5 million, with no gross gains or losses realized upon sale.

All of the Company’s investment securities are classified as available-for-sale as of June 30, 2025 and December 31, 2024. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 30, 2025 and December 31, 2024. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of June 30, 2025 and December 31, 2024.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
June 30, 2025
Investment securities available-for-sale:
Federal agency obligations	$368,785	$1,281	$(10,649)	$359,417	$-
Residential mortgage pass-through securities	677,879	2,612	(52,352)	628,139	-
Commercial mortgage pass-through securities	30,266	36	(3,730)	26,572	-
Obligations of U.S. states and political subdivisions	226,834	1,044	(20,752)	207,126	-
Corporate bonds and notes	5,000	1	(6)	4,995	-
Asset-backed securities	832	1	(10)	823	-
Other securities	128	-	-	128	-
Total investment securities available-for-sale	$1,309,724	$4,975	$(87,499)	$1,227,200	$-

December 31, 2024
Investment securities available-for-sale:
Federal agency obligations	$96,165	$179	$(11,674)	$84,670	$-
Residential mortgage pass-through securities	439,445	211	(60,818)	378,838	-
Commercial mortgage pass-through securities	24,989	-	(4,097)	20,892	-
Obligations of U.S. states and political subdivisions	141,775	89	(19,460)	122,404	-
Corporate bonds and notes	5,000	5	(18)	4,987	-
Asset-backed securities	892	-	(7)	885	-
Other securities	171	-	-	171	-
Total investment securities available-for-sale	$708,437	$484	$(96,074)	$612,847	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Investment securities having a carrying value of approximately $792.7 million and $184.0 million as of June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of June 30, 2025, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	June 30, 2025
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$5,034	$5,036
Due after one year through five years	24,943	25,155
Due after five years through ten years	61,846	61,209
Due after ten years	509,628	480,961
Residential mortgage pass-through securities	677,879	628,139
Commercial mortgage pass-through securities	30,266	26,572
Other securities	128	128
Total investment securities available-for-sale	$1,309,724	$1,227,200

There were no realized gains or losses on investment securities available for sale during the six months ended June 30, 2025 and June 30, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The following tables indicate securities in an unrealized loss position for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$84,641	$(10,649)	$50,658	$(255)	$33,983	$(10,394)
Residential mortgage pass-through securities	350,770	(52,352)	21,050	(377)	329,720	(51,975)
Commercial mortgage pass-through securities	21,131	(3,730)	-	-	21,131	(3,730)
Obligations of U.S. states and political subdivisions	115,530	(20,752)	20,316	(925)	95,214	(19,827)
Corporate bonds and notes	1,994	(6)	1,994	(6)	-	-
Asset-backed securities	562	(10)	-	-	562	(10)
Total investment securities available for sale	$574,628	$(87,499)	$94,018	$(1,563)	$480,610	$(85,936)

	December 31, 2024
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$53,467	$(11,674)	$18,471	$(60)	$34,996	$(11,614)
Residential mortgage pass-through securities	364,971	(60,818)	26,809	(604)	338,162	(60,214)
Commercial mortgage pass-through securities	20,892	(4,097)	-	-	20,892	(4,097)
Obligations of U.S. states and political subdivisions	112,523	(19,460)	13,281	(322)	99,242	(19,138)
Corporate bonds and notes	1,982	(18)	1,982	(18)	-	-
Asset-backed securities	885	(7)	-	-	885	(7)
Total investment securities available for sale	$554,720	$(96,074)	$60,543	$(1,004)	$494,177	$(95,070)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale totaled $5.5 million and $2.3 million as of June 30, 2025 and December 31, 2024.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of June 30, 2025.

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

Derivatives Designated as Hedges

Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:

1) Cash flow hedges: changes in fair value are recognized as a component in other comprehensive income

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item. As of June 30, 2025, the Bank was not utilizing fair value hedges.

Cash Flow Hedges

The Company during 2021, 2022, 2024 and 2025 entered into fourteen pay fixed-rate interest rate swaps, with a total notional amount of $750 million. These are designated as cash flow hedges of outstanding Federal Home Loan Bank advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.72% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The fourteen swaps carry expiration dates ranging from December 2025 to May 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

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

Interest income recorded on these swap and interest rate cap transactions totaled approximately $4.5 million and $8.6 million and $5.7 million and $11.3 million during the three and six months ended June 30, 2025 and June 30, 2024, respectively, and is recorded as a component of either interest expense on FHLB Advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives – (continued)

The following table presents the gross gains (losses) recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended June 30, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$-	$(4,468)	$-

	Three Months Ended June 30, 2024
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$4,457	$(5,683)	$-

	Six Months Ended June 30, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(3,792)	$(8,610)	$-

	Six Months Ended June 30, 2024
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$17,337	$(11,312)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives - (continued)

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,200,000	$23,900	$1,000,000	$37,398

Derivatives Not Designated as Hedges

As part of the merger with FLIC, the Bank acquired interest rate swap agreements (“back-to-back swap”) that are not designated as hedging instruments. A back-to-back swap allows a borrower to effectively convert a variable rate loan to a fixed rate. The Bank originates a variable rate loan with a borrower and simultaneously enters into offsetting back-to-back swaps with the borrower and an unaffiliated dealer counterparty to minimize interest rate risk. In connection with each swap transaction, the Bank agrees to pay interest to the borrower on a notional amount at a variable interest rate and receives interest from the borrower on a similar notional amount at a fixed interest rate. Concurrently, the Bank agrees to pay the dealer counterparty the same fixed interest rate on the same notional amount and receives the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its borrower, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Bank’s results of operations.

	June 30, 2025
		Notional	Fair Value	Fair Value
(in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swap with borrower	3	$36,222	$290	$-
Interest rate swap with offsetting counterparty	3	36,222	-	290

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Commercial	$1,607,528	$1,532,730
Commercial real estate	7,624,033	5,880,679
Commercial construction	681,222	616,246
Residential real estate	1,254,646	249,691
Consumer	1,709	1,136
Gross loans	11,169,138	8,280,482
Net deferred loan fees	(4,661)	(5,672)
Total loans receivable	$11,164,477	$8,274,810

As of  June 30, 2025 and December 31, 2024, loans totaling approximately $7.8 billion and $5.8 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale – The following table sets forth the composition of the Company's loans held-for-sale portfolio as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Residential real estate	$1,027	$743

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$2,175	$11,295	$13,470
Commercial real estate	666	20,653	21,319
Commercial construction	-	2,204	2,204
Residential real estate	440	1,795	2,235
Total	$3,281	$35,947	$39,228

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

Purchased Credit-Deteriorated Loans ("PCD") - PCD loans are defined as a loan or group of loans that have experienced more-than-insignificant credit deterioration since origination. The following table presents the recorded investment of those loans as of June 30, 2025.

(dollars in thousands)	June 30, 2025
Commercial	$7,443
Commercial real estate	228,576
Commercial construction	—
Residential real estate	1,822
Consumer	—
Total purchased credit-deteriorated loans	237,841

Within the PCD loan portfolio as of June 30, 2025, there is a pool of rent-regulated loans amounting to $208.2 million. These loans are associated with multifamily properties located in the five boroughs of New York City, most of which are entirely or predominantly rent-regulated. This specific pool is subject to unique stressors, primarily due to the 2019 New York rent laws, which restricted rent increases while operating in an environment of escalating expenses.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the six months ended June 30, 2025 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$61,680	$87,123	$142,634	$196,011	$228,357	$123,836	$712,620	$1,552,261
Special mention	-	1,896	-	314	-	4,999	596	7,805
Substandard	-	-	3,857	4,576	2,603	18,771	17,655	47,462
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$61,680	$89,019	$146,491	$200,901	$230,960	$147,606	$730,871	$1,607,528
YTD gross charge-offs	$-	$-	$-	$1,669	$-	$467	$875	$3,011

Commercial real estate
Pass	$291,020	$471,351	$376,511	$1,779,950	$1,864,697	$2,210,694	$422,045	$7,416,268
Special mention	-	4,051	-	47,290	841	77,477	-	129,659
Substandard	-	-	-	15,069	8,265	54,772	-	78,106
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$291,020	$475,402	$376,511	$1,842,309	$1,873,803	$2,342,943	$422,045	$7,624,033
YTD gross charge-offs	$-	$-	$-	$-	$-	$5,582	$-	$5,582

Commercial construction
Pass	$487	$25,440	$-	$3,663	$-	$4,362	$645,066	$679,018
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	2,204	2,204
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$487	$25,440	$-	$3,663	$-	$4,362	$647,270	$681,222
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$28,589	$26,696	$39,426	$261,820	$167,204	$663,073	$60,522	$1,247,330
Special mention	-	-	-	-	-	627	2,750	3,377
Substandard	-	-	-	632	-	3,174	133	3,939
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$28,589	$26,696	$39,426	$262,452	$167,204	$666,874	$63,405	$1,254,646
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,554	$19	$21	$-	$-	$-	$115	$1,709
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$1,554	$19	$21	$-	$-	$-	$115	$1,709
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$1	$1

Total
Pass	$383,330	$610,629	$558,592	$2,241,444	$2,260,258	$3,001,965	$1,840,368	$10,896,586
Special mention	-	5,947	-	47,604	841	83,103	3,346	140,841
Substandard	-	-	3,857	20,277	10,868	76,717	19,992	131,711
Doubtful	-	-	-	-	-	-	-	-
Grand total	$383,330	$616,576	$562,449	$2,309,325	$2,271,967	$3,161,785	$1,863,706	$11,169,138
YTD gross charge-offs	$-	$-	$-	$1,669	$-	$6,049	$876	$8,594

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: The following tables present the amortized cost basis of collateral-dependent loans by loan segment as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$9,023	$9,246	$18,269
Commercial real estate	249,896	-	249,896
Commercial construction	2,204	-	2,204
Residential real estate	3,858	-	3,858
Total	$264,981	$9,246	$274,227

	December 31, 2024
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$2,308	$9,222	$11,530
Commercial real estate	36,486	-	36,486
Commercial construction	2,204	-	2,204
Residential real estate	2,056	-	2,056
Total	$43,054	$9,222	$52,276

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following tables present the aging of the amortized cost in past-due loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$151	$409	$-	$13,470	$14,030	$1,593,498	$1,607,528
Commercial real estate	-	12,800	-	21,319	34,119	7,589,914	7,624,033
Commercial construction	-	-	-	2,204	2,204	679,018	681,222
Residential real estate	227	930	-	2,235	3,392	1,251,254	1,254,646
Consumer	-	-	-	-	-	1,709	1,709
Total	$378	$14,139	$-	$39,228	$53,745	$11,115,393	$11,169,138

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,340	$-	$-	$16,231	$17,571	$1,515,159	$1,532,730
Commercial real estate	-	-	-	36,486	36,486	5,844,193	5,880,679
Commercial construction	-	-	-	2,204	2,204	614,042	616,246
Residential real estate	1,991	-	-	2,389	4,380	245,311	249,691
Consumer	-	-	-	-	-	1,136	1,136
Total	$3,331	$-	$-	$57,310	$60,641	$8,219,841	$8,280,482

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

	June 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$641	$33	$-	$-	$-	$674
Collectively evaluated	19,358	72,914	5,422	14,461	29	112,184
Acquired with deteriorated credit quality	962	42,256	-	114	-	43,332
Total	$20,961	$115,203	$5,422	$14,575	$29	$156,190

Gross loans
Individually analyzed	$12,908	$21,320	$2,204	$2,036	$-	$38,468
Collectively evaluated	1,587,178	7,374,137	679,018	1,250,788	1,709	10,892,830
Acquired with deteriorated credit quality	7,442	228,576	-	1,822	-	237,840
Total	$1,607,528	$7,624,033	$681,222	$1,254,646	$1,709	$11,169,138

	December 31, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$326	$909	$-	$-	$-	$1,235
Collectively evaluated	17,740	53,868	5,064	4,561	5	81,238
Acquired with deteriorated credit quality	212	-	-	-	-	212
Total	$18,278	$54,777	$5,064	$4,561	$5	$82,685

Gross loans
Individually analyzed	$15,751	$36,486	$2,204	$2,056	$-	$56,497
Collectively evaluated	1,516,557	5,844,193	614,042	247,635	1,136	8,223,563
Acquired with deteriorated credit quality	422	-	-	-	-	422
Total	$1,532,730	$5,880,679	$616,246	$249,691	$1,136	$8,280,482

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2025 and 2024 are summarized in the tables below.

	Three Months Ended June 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of March 31, 2025	$18,031	$54,586	$5,030	$4,752	$4	$82,403
Charge-offs	(3,011)	(2,027)	-	-	(1)	(5,039)
Recoveries	23	90	-	5	-	118
Provision for credit losses - loans:
Initial provision related to acquisition	985	16,017	78	10,217	10	27,307
Operating provision for credit losses	3,968	4,281	314	(514)	16	8,065
Nonaccretable credit marks on PCD loans	965	42,256	-	115	-	43,336
Balance as of June 30, 2025	$20,961	$115,203	$5,422	$14,575	$29	$156,190

	Six Months Ended June 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2024	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Charge-offs	(3,011)	(5,582)	-	-	(1)	(8,594)
Recoveries	178	90	-	5	-	273
Provision for credit losses - loans:
Initial provision related to acquisition - loans	985	16,017	78	10,217	10	27,307
Operating provision for credit losses	3,566	7,645	280	(323)	15	11,183
Nonaccretable credit marks on PCD loans	965	42,256	-	115	-	43,336
Balance as of June 30, 2025	$20,961	$115,203	$5,422	$14,575	$29	$156,190

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

	Three Months Ended June 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of March 31, 2024	$20,735	$52,794	$5,011	$4,326	$3	$82,869
Charge-offs	-	(3,595)	-	-	-	(3,595)
Recoveries	324	-	-	-	-	324
(Reversal of) provision for credit losses – loans	(1,039)	3,899	(539)	158	-	2,479
Balance as of June 30, 2024	$20,020	$53,098	$4,472	$4,484	$3	$82,077

	Six Months Ended June 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Charge-offs	(300)	(6,480)	-	-	-	(6,780)
Recoveries	347	-	-	-	-	347
(Reversal of) provision for credit losses – loans	(659)	7,300	(267)	164	(2)	6,536
Balance as of June 30, 2024	$20,020	$53,098	$4,472	$4,484	$3	$82,077

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025. The modification percentage represents the total loans modified during the three and six months ended as a percentage of the total gross loan balances as of  June 30, 2025.

	Amortized Cost Basis at Time of Modification
	Term Extension	Payment Deferral	Total	Gross Loans at June 30, 2025	Modification % (Modified Loans/ Gross Loans)
June 30, 2025
(dollars in thousands)
Commercial	$6,491	$19,461	$25,952	$1,607,528	1.61%
Commercial real estate	-	-	-	7,624,033	-
Commercial construction	8,419	-	8,419	681,222	1.24
Residential real estate	-	-	-	1,254,646	-
Consumer	-	-	-	1,709	-
Total	$14,910	$19,461	$34,371	$11,169,138	0.31%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended  June 30, 2025.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)
June 30, 2025
Commercial	3	3
Commercial real estate	-	-
Commercial construction	6	-
Residential real estate	-	-
Consumer	-	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months through  June 30, 2025.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
June 30, 2025
(dollars in thousands)
Commercial	$26,285	$-	$-
Commercial real estate	63,804	-	-
Commercial construction	8,419	-	-
Residential real estate	-	-	-
Consumer	-	-	-
Total	$98,508	$-	$-

There were no modification to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

During the three and six months ended June 30, 2025 and June 30, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2025 and 2024 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s income statement. The following tables presents a roll forward of the allowance for credit losses for unfunded commitments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2025	2024
	(dollars in thousands)
Balance at beginning of period	$3,009	$2,754
Provision for credit losses – unfunded commitments	328	21
Balance at end of period	$3,337	$2,775

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2024
	(dollars in thousands)
Balance at beginning of period	$2,627	$2,811
Provision for (reversal of) allowance for credit losses – unfunded commitments	710	(36)
Balance at end of period	$3,337	$2,775

Components of Provision for Credit Losses

The following tables summarizes the provision for (reversal of) credit losses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2025	2024
	(dollars in thousands)
Provision for credit losses – loans	$8,065	$2,479
Initial provision related to acquisition - loans	27,307	-
Provision for credit losses - unfunded commitments	328	21
Provision for credit losses	$35,700	$2,500

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2024
	(dollars in thousands)
Provision for credit losses – loans	$11,183	$6,536
Initial provision related to acquisition - loans	27,307	-
Provision for (reversal of) credit losses - unfunded commitments	710	(36)
Provision for credit losses	$39,200	$6,500

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2025 and December 31, 2024 are as follows:

		June 30, 2025
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$359,417	$-	$359,417	$-
Residential mortgage pass-through securities	628,139	-	628,139	-
Commercial mortgage pass-through securities	26,572	-	26,572	-
Obligations of U.S. states and political subdivisions	207,126	-	200,547	6,579
Corporate bonds and notes	4,995	-	4,995	-
Asset-backed securities	823	-	823	-
Other securities	128	128	-	-
Total available-for-sale	1,227,200	128	1,220,493	6,579

Equity securities	19,707	9,920	9,787	-
Derivatives	23,900	-	23,900	-
Total assets	$1,270,807	$10,048	$1,254,180	$6,579

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
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$84,670	$-	$84,670	$-
Residential mortgage pass- through securities	378,838	-	378,838	-
Commercial mortgage pass-through securities	20,892	-	20,892	-
Obligations of U.S. states and political subdivisions	122,404	-	115,878	6,526
Corporate bonds and notes	4,987	-	4,987	-
Asset-backed securities	885	-	885	-
Other securities	171	171	-	-
Total available-for-sale	$612,847	$171	$606,150	$6,526

Equity securities	20,092	9,739	10,353	-
Derivatives	37,398	-	37,398	-
Total assets	$670,337	$9,910	$653,901	$6,526

There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2025 and for the year ended December 31, 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

Loans Held-for-Sale: Residential mortgage loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. Management obtains quotes or bids on all or parts of these loans directly from the purchasing financial institutions (Level 2). As of June 30, 2025 and December 31, 2024, residential mortgage loans held-for sale were $1.0 million and $0.7 million, respectively

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Fair value of these loans is determined based on the terms of the loan, such as interest rate, maturity date, reset term, as well as sales of similar assets (Level 3). There were no such loans as of June 30, 2025 and December 31, 2024.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of June 30, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$549	$-	$-	$549
Commercial real estate	633	-	-	633

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$726	$-	$-	$726
Commercial real estate	2,913	-	-	2,913

Collateral dependent loans – Collateral dependent loans as of June 30, 2025 that required a valuation allowance were $1.2 million with a related valuation allowance of $0.3 million compared to $4.7 million with a related valuation allowance of $1.1 million as of December 31, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and for the year ended December 31, 2024:

Obligations of U.S. states and political subdivisions
(dollars in thousands)
Beginning balance, January 1, 2025	$6,526
Principal paydowns	(156)
Change in unrealized gain (loss)	209
Ending balance, June 30, 2025	$6,579

Obligations of U.S. states and political subdivisions
(dollars in thousands)
Beginning balance, January 1, 2024	$7,122
Principal paydowns	(304)
Changes in unrealized loss	(292)
Ending balance, December 31, 2024	$6,526

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

June 30, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Obligations of U.S. states and political subdivisions	$6,579	Discounted cash flows	Discount rate	4.7%

December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Obligations of U.S. states and political subdivisions	$6,526	Discounted cash flows	Discount rate	5.0%

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

June 30, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$549	Appraisals of collateral value	Adjustment for comparable sales	-10% to +5% (-4.3%)
Commercial real estate loans	633	Appraisals of collateral value	Adjustment for comparable sales	-10% to +5% (-2.17%)

December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$726	Appraisals of collateral value	Adjustment for comparable sales	-10% to +5% (-4.3%)
Commercial real estate loans	2,913	Appraisals of collateral value	Adjustment for comparable sales	-40% to +0% (-14.3%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2025 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2025 and December 31, 2024:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

June 30, 2025
Financial assets:
Cash and due from banks	$596,533	$596,533	$596,533	$-	$-
Securities available-for-sale	1,227,200	1,227,200	128	1,220,493	6,579
Restricted investments in bank stocks	49,248	n/a	n/a	n/a	n/a
Equity securities	19,707	19,707	9,920	9,787	-
Net loans	11,008,287	10,834,868	-	-	10,834,868
Derivatives - interest rate contracts	23,900	23,900	-	23,900	-
Accrued interest receivable	60,405	60,405	-	5,454	54,951
	.
Financial liabilities:
Noninterest-bearing deposits	2,424,529	2,424,529	2,424,529	-	-
Interest-bearing deposits	8,853,958	8,840,224	5,788,943	3,051,281	-
Borrowings	783,859	783,562	-	783,562	-
Subordinated debentures	276,500	276,327	-	276,327	-
Accrued interest payable	15,936	15,936	-	15,936	-

December 31, 2024
Financial assets:
Cash and due from banks	$356,488	$356,488	$356,488	$-	$-
Investment securities available-for-sale	612,847	612,847	171	606,150	6,526
Restricted investment in bank stocks	40,449	n/a	n/a	n/a	n/a
Equity securities	20,092	20,092	9,739	10,353	-
Net loans	8,192,125	7,980,038	-	-	7,980,038
Derivatives - interest rate contracts	37,398	37,398	-	37,398	-
Accrued interest receivable	45,498	45,498	-	5,444	40,054

Financial liabilities:
Noninterest-bearing deposits	1,422,044	1,422,044	1,422,044	-	-
Interest-bearing deposits	6,398,070	6,387,896	3,840,870	2,547,026	-
Borrowings	688,064	687,273	-	687,273	-
Subordinated debentures	79,944	77,968	-	77,968	-
Accrued interest payable	9,320	9,320	-	9,320	-

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

The following table represents the reclassification out of accumulated other comprehensive (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income on cash flow hedges	$4,468	$5,683	$8,610	$11,312	Borrowings and deposits expense
	(1,256)	(1,598)	(2,420)	(3,180)	Income tax expense
	$3,212	$4,085	$6,190	$8,132

Amortization of pension plan net actuarial losses	$-	$(43)	$-	$(86)	Salaries and employee benefits
	-	11	-	24	Income tax benefit
	$-	$(32)	$-	$(62)
Total reclassification	$3,212	$4,053	$6,190	$8,070

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Comprehensive (Loss) Income – (continued)

Accumulated other comprehensive loss as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(60,274)	$(69,632)
Cash flow hedge, net of tax	13,564	22,481
Defined benefit pension and post-retirement plans, net of tax	(695)	(695)
Total	$(47,405)	$(47,846)

Note 9. Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of June 30, 2025. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of June 30, 2025 were approximately 168,971. The Company intends to issue all shares under the Plan in the form of newly issued shares.

As of both June 30, 2025 and December 31, 2024, the Company did not have any outstanding stock options. Restricted stock and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year, with accelerated vesting upon a change in control. Restricted stock and deferred stock units granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient is no longer employed prior to the award's vesting. Any forfeitures would result in previously recognized expense being reversed. Restricted stock grants have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares on the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably, over the vesting or measurement period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and six months ended June 30, 2025 and June 30, 2024 was $1.2 million and $2.5 and $1.1 million and $2.1 million, respectively.

Activity in the Company’s restricted stock for the six months ended June 30, 2025 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	110,340	$18.26
Granted	75,525	23.93
Vested	(70,942)	22.18
Forfeited/cancelled/expired	(1,418)	19.01
Nonvested as of June 30, 2025	113,505	$19.57

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Stock-Based Compensation – (continued)

As of June 30, 2025, there was approximately $1.7 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.3 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2024	189,672		$21.52
Awarded	88,681		19.01
Change in estimate	4,197		32.80
Vested shares	(43,331)		32.80
Forfeited/cancelled/expired	(3,452)		19.01
Unearned as of June 30, 2025	235,767	383,079	$18.74

As of June 30, 2025, the specific number of shares related to performance units that were expected to vest was 235,767, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of June 30, 2025, the maximum amount of performance units that ultimately could vest if performance targets were exceeded is 383,079. During the six months ended June 30, 2025, 43,331 shares vested. A total of 23,754 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the six months ended June 30, 2025 were 19,577 shares. As of June 30, 2025, compensation cost of approximately $2.9 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2024	181,836	$20.32
Awarded	80,010	19.01
Vested shares	(83,489)	23.05
Unearned as of June 30, 2025	178,357	$18.45

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the six months ended June 30, 2025, 83,489 shares vested. A total of 44,806 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the six months ended June 30, 2025 were 38,683 shares. As of June 30, 2025, compensation cost of approximately $2.1 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.7 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2025	2024
	(dollars in thousands)
Service cost	$-	$-
Interest cost	105	106	Salaries and employee benefits
Expected return on plan assets	(230)	(214)	Salaries and employee benefits
Net amortization	-	43	Salaries and employee benefits
Total periodic pension income	$(125)	$(65)

	Six Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2025	2024
	(dollars in thousands)
Service cost	$-	$-
Interest cost	211	212	Salaries and employee benefits
Expected return on plan assets	(460)	(428)	Salaries and employee benefits
Net amortization	-	86	Salaries and employee benefits
Total periodic pension income	$(249)	$(130)

                Contributions

The Company did not contribute to the Pension Trust during the six months ended June 30, 2025. The Company does not plan on contributing amounts to the Pension Trust for the remainder of 2025. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

                 FLIC Merger

In the FLIC merger, the company acquired a defined benefit pension plan with a net funded status of $11.2 million as of the acquisition date. Employees were eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service. Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service. The Bank makes contributions to the Pension Plan which, when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits. The Bank’s funding method, the unit credit actuarial cost method, is consistent with the funding requirements of applicable federal laws and regulations which set forth both minimum required and maximum tax deductible contributions. Employees become fully vested after four years of participation in the Pension Plan (no vesting occurs during the four year period). An internal management committee oversees the affairs of the pension plan and acts as named fiduciary.

Effective for June 30, 2025, the Board of Directors approved that no new participants will be permitted in the pension plan, and existing participants could no longer contribute. In addition, the Board of Directors approved to freeze the plan effective September 30, 2025. Once frozen, participants will no longer accrue benefits.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Components of Net Periodic Pension Cost - (continued)

                 Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at acquisition date:

Weighted average assumptions used to determine the benefit obligation:
Discount rate	5.80%
Rate of increase in compensation levels	4.00%

Weighted average assumptions used to determine net pension cost:
Discount rate	5.68%
Rate of increase in compensation levels	4.00%
Expected long-term rate of return on plan assets	6.00%

Plan Assets. The objective for the Plan’s assets is to generate long-term investment returns from both income and capital appreciation which outpaces the rate of inflation, while maintaining sufficient liquidity to ensure the Plan’s ability to pay all anticipated benefit and expense obligations when due. The Plan may maintain a de minimis amount of cash equivalents, with the remaining assets allocated across two broadly-defined financial asset categories: (1) equity, both domestic and international; and (2) fixed income of various durations and issuer type. The goal of the equity allocation is to supplement the Bank’s contributions to the Plan when the Plan is underfunded and increase surplus when the Plan is overfunded. The fixed income component will include longer-duration bonds designed to match and hedge the characteristics of the Plan’s liabilities. Cash equivalents, under normal circumstances, will be temporary holdings for the purpose of paying expenses and monthly benefits.

For fixed income investments: (1) the minimum average credit quality shall be investment grade (Standard & Poor’s BBB or Moody’s Baa) or higher; and (2) no more than 5% of the portfolio may be invested in securities with ratings below investment grade, and none may be rated below investment grade at the time of purchase.

Reasonable precautions are taken to avoid excessive concentrations to protect the portfolio against unfavorable outcomes within an asset class. Specifically, the following guidelines are in place:

●	With the exception of fixed income investments explicitly guaranteed by the U.S. government, no single investment security shall represent more than 5% of total Plan assets; and
●

With the exception of passively managed investment vehicles seeking to match the returns of broadly diversified market indices or diversified investment vehicles chosen specifically to hedge the interest rate risk embedded in Plan liabilities, no single investment pool or investment company (mutual fund) shall comprise more than 10% of total plan assets.

The portfolio will be rebalanced to the target asset allocation, if needed, no less often than quarterly. Unless expressly authorized in writing by the Committee, the following investing activities are prohibited:

●	Purchasing securities on margin;
●	Pledging or hypothecating securities, except for loans of securities that are fully collateralized;
●	Purchasing or selling derivative securities for speculation or leverage; and
●	Engaging in investment strategies that have the potential to amplify or distort the risk of loss beyond a level that is reasonably expected given the objectives of the portfolio.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Components of Net Periodic Pension Cost - (continued)

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at acquisition date are set forth in the following tables.

			Weighted
			Average
			Expected
			Long-Term
	Target	% of Plan	Rate of
	Allocation	Assets	Return
Cash equivalents	0% - 1%	—%	N/A
Equity mutual funds	20% - 30%	25.0%	3.9% to 10.7%
Fixed income mutual funds	70% - 80%	75.0%	2.5% - 6.8%
		100%	2.8% - 7.8%

The ranges for the weighted average expected long-term rates of return for equity funds, bond funds and total plan assets set forth in the preceding table represent an average of all expected allocation percentile returns. For these purposes the trustee utilizes a third party capital markets model (the “model”), which forecasts distributions of future returns for a wide array of broad asset classes. The theoretical and empirical foundation of the model is that the returns of various asset classes reflect the compensation investors require for bearing different types of systematic risk. At the core of the model are estimates of the dynamic statistical relationship between risk factors and asset returns, obtained from statistical analysis based on available historical monthly financial and economic data.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (dollars in thousands)	Amount
2026	$3,156
2027	3,293
2028	3,442
2029	3,537
2030	3,627
2031 - 2035	19,505

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Deposits

              Time Deposits

As of June 30, 2025 and December 31, 2024, the Company's total time deposits were $3.1 billion and $2.6 billion, respectively. Included in time deposits were nonreciprocal brokered time deposits of $1.0 billion and $907.2 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the contractual maturities of these time deposits were as follows (dollars in thousands):

2025	$1,749,473
2026	1,149,831
2027	76,951
2028	85,375
2029	3,761
thereafter	1,983
Time deposits (before net discount)	$3,067,374

The amount of time deposits with balances greater than or equal to $250,000 was $944.5 million and $731.0 million as of June 30, 2025 and December 31, 2024, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$757,992	4.44%	$660,529	4.51%
1 year through less than 2 years	-	-	2,050	2.23
2 years through less than 3 years	25,243	4.17%	260	2.85
3 years through less than 4 years	-	-	25,000	4.18
4 years through 5 years	-	-	-	-
After 5 years	244	2.96%	261	2.96
FHLB borrowings – gross	783,479	4.43%	688,100	4.49%
Fair value discount	380		(36)
Total FHLB borrowings	$783,859		$688,064

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of June 30, 2025 were primarily collateralized by approximately $3.9 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of June 30, 2025 the Company had a remaining borrowing capacity of approximately $2.2 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 13. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of June 30, 2025 was 7.39%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of June 30, 2025 and December 31, 2024.

As of June 30, 2025
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

During June 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes may now be redeemed by the Company and have a stated maturity of July 1, 2030, and bear interest until the maturity date or early redemption date at a variable rate equal to the then benchmark rate, which is Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points. As of June 30, 2025, the variable interest rate was 9.92% and all costs related to the 2020 issuance have been amortized.

On May 15, 2025, the Parent Corporation issued $200 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2025 Notes"). The 2025 Notes bear interest at 8.125% annually from, and including, the date of initial issuance up to but excluding June 1, 2030 or the date of earlier redemption, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2025. From and including June 1, 2030 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term SOFR: (as defined in the Prospectus Supplement), plus 441.5 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2030. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 14. Segment Reporting

Accounting policies for segments are the same as those described in Note 1a. Segment performance is evaluated using Consolidated Bank net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Consolidated Bank		Consolidated Bank
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(dollars in thousands)

Interest income	$146,030	$130,007	$270,819	$259,614
Noninterest income	4,865	4,563	8,614	8,162
Total segment income	$150,895	$134,570	$279,433	$267,776

Less:
Interest expense	63,786	67,256	121,521	135,252
Segment net interest income and noninterest income	87,109	67,314	157,912	132,524
Less:
Provision for credit losses	35,700	2,500	39,200	6,500
Salaries and employee benefits	25,233	22,721	47,811	44,852
Other segment items*	48,042	14,823	64,374	29,742
Income tax (benefit) expense	(4,988)	6,688	2,172	12,566
Segment consolidated net (loss) income	$(16,878)	$20,582	$4,355	$38,864

Other segment disclosures
Interest income	$146,030	$130,007	$270,819	$259,614
Interest expense	63,786	67,256	121,521	135,252
Depreciation	1,325	1,083	2,423	2,185
Amortization of core deposit intangibles	1,251	321	1,530	642
Other significant noncash items:
Provision for credit losses	35,700	2,500	39,200	6,500
Segment assets	13,906,221	9,715,227	13,906,221	9,715,227
Total expenses for segment assets	167,773	113,988	275,078	228,912

Reconciliation of assets
Total assets for segment	$13,906,221	$9,715,227	$13,906,221	$9,715,227
Others assets	9,517	8,504	9,517	8,504
Total consolidated assets	$13,915,738	$9,723,731	$13,915,738	$9,723,731

*Occupancy and equipment, professional fees, advertising and promotion, data processing, FDIC insurance premium, merger expenses, amortization of core deposit intangible, insurance expense and stationery and supplies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2025 and December 31, 2024. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2025, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Results Overview

Net (loss) income available to common stockholders for the three months ended June 30, 2025 was ($21.8) million, as compared to $17.5 million for the comparable three-month period ended June 30, 2024. The Company’s diluted earnings per share were ($0.52) for the three months ended June 30, 2025, as compared with diluted earnings per share of $0.46 for the comparable three-month period ended June 30, 2024. The $39.3 million decrease in net income available to common stockholders and the $0.98 decrease in diluted earnings per share were due to a $36.1 million increase in noninterest expenses and a $33.2 million increase in provision for credit losses, partially offset by a $17.4 million increase in net interest income, a $11.7 million decrease in income tax expense and a $0.8 million increase in noninterest income. Included in noninterest expenses for the three months ended June 30, 2025 were $30.7 million in merger expenses related to the merger with FLIC. The increase in the provision for credit losses during the quarter was primarily due to an initial provision for credit losses of $27.4 million that was recorded as part of the merger with FLIC. The increase in net interest income, the decrease in income tax expense and the increase in noninterest income were all primarily due to the merger with FLIC.

Net (loss) income available to common stockholders for the six months ended June 30, 2025 was ($3.1) million compared to $33.2 million for the comparable six-month period ended June 30, 2024. The Company’s diluted earnings per share were ($0.08) for the six months ended June 30, 2025 as compared with diluted earnings per share of $0.86 for the comparable six-month period ended June 30, 2024. The $36.3 million decrease in net income available to common stockholders and the $0.94 decrease in diluted earnings per share versus the comparable six-month period ended June 30, 2024 were due to a $38.3 million increase in noninterest expenses and a $32.7 million increase in provision for credit losses, partially offset by a $22.9 million increase in net interest income, a $10.4 million decrease in income tax expense and a $1.4 million increase in noninterest income. Included in noninterest expenses for the six months ended June 30, 2025 were $32.1 million in merger expenses related to the merger with FLIC. The increase in the provision for credit losses during the six month period was primarily due to an initial provision for credit losses of $27.4 million that was recorded as part of the merger with FLIC. The increase in net interest income, the decrease in income tax expense and the increase in noninterest income were all primarily due to the merger with FLIC.

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

Fully taxable equivalent net interest income for the three months ended June 30, 2025 was $79.8 million, an increase of $17.6 million, or 28.2%, from the three months ended June 30, 2024. The increase primarily resulted from a 34 basis-point increase in the net interest margin to 3.06% from 2.72%. During the three months ended June 30, 2025, average interest-earning assets increased by $1.3 billion, primarily due to the merger with FLIC. The widening of the net interest margin during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 was primarily due to a 56 basis-point decrease in the average cost of total funds, including noninterest-bearing deposits, partially offset by higher average cash balances and the impact of a $200 million long-term subordinated debt issuance, with a rate of 8.125%, that was consummated on May 15, 2025.

Fully taxable equivalent net interest income for the six months ended June 30, 2025 was $146.4 million, an increase of $23.0 million, or 18.7%, from the six months ended June 30, 2024. The increase primarily resulted from a 32 basis-point increase in the net interest margin to 3.00% from 2.68%. During the six months ended June 30, 2025, average interest-earning assets increased $0.6 million, primarily due to the merger with FLIC. The widening of the net interest margin during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 was primarily due to a 48 basis-point decrease in the average cost of total deposits, including noninterest-bearing deposits, partially offset by higher average cash balances and the impact of the $200 million long-term subordinated debt issuance discussed above.

The following tables presents for the three and six months ended June 30, 2025 and 2024, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$935,996	$9,234	3.96%	$739,591	$6,102	3.32%
Total loans (2) (3) (4)	9,121,794	132,865	5.84	8,212,825	120,663	5.91
Federal funds sold and interest-bearing deposits with banks	367,309	4,070	4.44	212,811	2,841	5.37
Restricted investment in bank stocks	43,490	788	7.27	44,823	1,217	10.92
Total interest-earning assets	10,468,589	146,957	5.63	9,210,050	130,823	5.71
Noninterest-earning assets:
Allowance for credit losses	(98,030)			(84,681)
Other noninterest-earning assets	737,871			620,484
Total assets	$11,108,430			$9,745,853

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,662,411	26,636	4.01	$2,587,706	28,898	4.49
Other interest-bearing deposits	4,463,648	33,603	3.02	3,721,167	33,188	3.59
Total interest-bearing deposits	7,126,059	60,239	3.39	6,308,873	62,086	3.96

Borrowings	723,303	3,530	1.96	787,256	5,150	2.63
Subordinated debentures, net	170,802	3,361	7.89	79,609	1,311	6.62
Finance lease	1,139	17	5.99	1,416	21	5.96
Total interest-bearing liabilities	8,021,303	67,147	3.36	7,177,154	68,568	3.84

Noninterest-bearing demand deposits	1,680,653			1,256,251
Other liabilities	62,220			91,827
Total noninterest-bearing liabilities	1,742,873			1,348,078
Stockholders’ equity	1,344,254			1,220,621
Total liabilities and stockholders’ equity	$11,108,430			$9,745,853
Net interest income (tax-equivalent basis)		79,810			62,255
Net interest spread (5)			2.27%			1.87%
Net interest margin (6)			3.06%			2.72%
Tax-equivalent adjustment		(927)			(816)
Net interest income		$78,883			$61,439

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Six Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$841,460	$15,609	3.74	$729,947	$11,897	3.28%
Total loans (2) (3) (4)	8,667,925	248,748	5.79	8,272,826	241,255	5.86
Federal funds sold and interest-bearing with banks	298,781	6,535	4.41	215,512	5,747	5.36
Restricted investment in bank stocks	41,921	1,677	8.07	48,385	2,342	9.73
Total interest-earning assets	9,850,087	272,569	5.58	9,266,670	261,241	5.67
Noninterest-earning assets:
Allowance for credit losses	(91,067)			(84,343)
Other noninterest-earning assets	673,254			620,976
Total assets	$10,432,274			$9,803,303

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,572,201	51,790	4.06	$2,577,737	56,936	4.44
Other interest-bearing deposits	4,177,479	62,441	3.01	3,708,771	65,557	3.55
Total interest-bearing deposits	6,749,680	114,231	3.41	6,286,508	122,493	3.92

Borrowings	704,949	7,256	2.08	867,129	12,717	2.95
Subordinated debentures	125,646	4,659	7.48	79,546	2,622	6.63
Finance lease	1,175	34	5.84	1,450	43	5.96
Total interest-bearing liabilities	7,581,450	126,180	3.36	7,234,633	137,875	3.83

Demand deposits	1,494,223			1,255,225
Other liabilities	57,039			92,725
Total noninterest-bearing liabilities	1,551,262			1,347,950
Stockholders’ equity	1,299,562			1,220,720
Total liabilities and stockholders’ equity	$10,432,274			$9,803,303
Net interest income (tax-equivalent basis)		146,389			123,366
Net interest spread (5)			2.22%			1.84%
Net interest margin (6)			3.00%			2.68%
Tax-equivalent adjustment		(1,750)			(1,627)
Net interest income		$144,639			$121,739

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $5.2 million for the three months ended June 30, 2025, compared with $4.4 million for the three months ended June 30, 2024. The $0.8 million increase in noninterest income during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 was primarily due to a $0.9 million increase in deposit, loan and other income, a $0.6 million increase in net gains on equity securities and a $0.4 million increase in BOLI income, partially offset by a $1.1 million decrease in net gains on sale of loans held-for-sale. The increases in deposit, loan and other income were primarily due to the merger with FLIC. The increase in BOLI income was primarily due to the merger with FLIC and 1035 exchanges.

Noninterest income totaled $9.6 million for the six months ended June 30, 2025, compared with $8.2 million for the six months ended June 30, 2024. The $1.4 million increase in noninterest income during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 was primarily due to a $1.3 million increase in deposit, loan and other income, a $1.0 million increase in net gains on equity securities and a $0.3 million increase in BOLI income, partially offset by a $1.3 million decrease in net gains on sale of loans held-for-sale.

Noninterest Expenses

Noninterest expenses totaled $73.6 million for the three months ended June 30, 2025, compared with $37.6 million for the three months ended June 30, 2024. The $36.1 million increase in noninterest expenses during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 was primarily due to a $30.7 million increase in merger expenses, a $2.5 million increase in salaries and employee benefits, a $0.9 million increase in amortization of core deposit intangibles, a $0.7 million increase in professional and consulting expenses, a $0.6 million increase in occupancy and equipment expenses and a $0.6 million increase in information technology and communications expenses, partially offset by a $0.4 million decrease in other expenses. The increases when compared to the three months ended June 30, 2024 were primarily due to the merger with FLIC.

Noninterest expenses totaled $113.0 million for the six months ended June 30, 2025, compared with $74.7 million for the six months ended June 30, 2024. The $38.3 million increase in noninterest expenses during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 was primarily due to a $32.1 million increase in merger expenses, a $3.0 million increase in salaries and employee benefits, a $1.1 million increase in professional and consulting expenses, a $0.9 million increase in amortization of core deposit intangibles, a $0.8 million increase in information technology and communications expenses, a $0.3 million BOLI restructuring charge, a $0.3 million increase in occupancy and equipment expenses and a $0.2 million increase in FDIC expense, partially offset by a $0.5 million decrease in other expenses. The increases when compared to the six months ended June 30, 2024 were primarily due to the merger with FLIC.

Income Taxes

There was a net income tax benefit of ($5.0) million for the three months ended June 30, 2025, compared to an income tax expense of $6.7 million for the three months ended June 30, 2024. The decrease in income tax expense was the result of lower taxable income that resulted from the additional expenses due to the FLIC merger.

Income tax expense was $2.2 million for the six months ended June 30, 2025, compared to $12.6 million for the six months ended June 30, 2024. The decrease in income tax expense was the result of lower taxable income before income tax expense that resulted from the additional expenses due to the FLIC merger.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	June 30, 2025		December 31, 2024		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,607,528	14.3%	$1,532,730	18.5%	$74,798
Commercial real estate	7,624,033	68.3	5,880,679	71.0	1,743,354
Commercial construction	681,222	6.1	616,246	7.4	64,976
Residential real estate	1,254,646	11.2	249,691	3.0	1,004,955
Consumer	1,709	0.1	1,136	0.1	573
Gross loans	$11,169,138	100.0%	$8,280,482	100.0%	$2,888,656

As of June 30, 2025, gross loans totaled $11.2 billion, an increase of $2.9 billion or 34.9% compared to December 31, 2024. The increases in the loan segments were due to the merger with FLIC.

While the previous table reflects the classification of our loans by loan portfolio segment, the following tables present further disaggregation of our commercial real estate portfolio along with applicable weighted average loan-to-value ratios, typically determined at loan origination.

	June 30, 2025		December 31, 2024
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$3,390,938	58%	$2,496,508	61%
Nonowner-occupied	2,688,672	51	1,965,044	53
Owner-occupied	1,381,123	53	1,101,034	52
Land loans	284,161	50	317,524	45
Total commercial real estate loans (before fair value adjustment)	$7,744,894	54%	$5,880,110	56%
Fair value adjustment (discount)/premium	(120,861)		569
Total commercial real estate loans	$7,624,033		$5,880,679

The tables above are further broken down in the following tables by geography:

	June 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,594,532	47.0%	$1,588,891	63.6%
New York	1,529,883	45.1	713,651	28.6
Florida	41,407	1.2	7,732	0.3
Connecticut	36,333	1.1	36,486	1.5
All Other States	188,783	5.6	149,748	6.0
Total multifamily loans (before fair value adjustment)	$3,390,938	100.0%	$2,496,508	100.0%

	June 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$818,035	30.4%	$796,785	40.5%
New York	1,501,910	55.9	730,145	37.2
Florida	161,440	6.0	162,184	8.3
Connecticut	70,278	2.6	47,083	2.4
All Other States	137,009	5.1	228,847	11.6
Total nonowner occupied (before fair value adjustment)	$2,688,672	100.0%	$1,965,044	100.0%

	June 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$496,671	36.0%	$509,151	46.3%
New York	582,010	42.1	312,514	28.4
Florida	60,127	4.4	46,540	4.2
Connecticut	29,484	2.1	36,636	3.3
All Other States	212,831	15.4	196,193	17.8
Total owner-occupied (before fair value adjustment)	$1,381,123	100.0%	$1,101,034	100.0%

	June 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$98,108	34.5%	$78,429	24.7%
New York	60,683	21.4	110,967	35.0
Florida	122,765	43.2	125,523	39.5
Connecticut	-	-	-	-
All Other States	2,605	0.9	2,605	0.8
Total land (before fair value adjustment)	$284,161	100.0%	$317,524	100.0%

In addition, the following tables present further details with respect to our nonowner-occupied and owner-occupied borrower concentrations included in the commercial real estate segment.

	June 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$823,273	30.6%	$612,431	31.1%
Office	648,406	24.1	420,059	21.4
Warehouse/Industrial	270,068	10.1	213,842	10.9
Mixed Use	207,170	7.7	127,604	6.5
Other	739,755	27.5	591,108	30.1
Total nonowner-occupied (before fair value adjustment)	$2,688,672	100.0%	$1,965,044	100.0%

	June 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$224,995	16.3%	$203,119	18.4%
Office	133,373	9.7	94,821	8.6
Warehouse/Industrial	347,955	25.2	247,413	22.5
Mixed Use	131,424	9.5	126,783	11.5
Other	543,376	39.3	428,898	39.0
Total owner-occupied (before fair value adjustment)	$1,381,123	100.0%	$1,101,034	100.0%

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

As of June 30, 2025, the Company’s allowance for credit losses was $156.2 million, an increase of $73.5 million from $82.7 million as of December 31, 2024. The increase was primarily due to the FLIC merger with $43.3 million of allowance being recorded through goodwill related to the purchased credit-deteriorated loans and $27.4 million reflecting the initial provision for credit losses.

The provision for credit losses, which includes a provision for unfunded commitments, for the three and six months ended June 30, 2025 was $35.7 million and $39.2 million, respectively, compared to $2.5 million and $6.5 million, for the three and six months ended June 30, 2025 and June 30, 2024 respectively. Included in the provision for credit losses for the three and six months ended June 30, 2025 was $27.4 million in initial provision for credit losses related the FLIC merger which primarily caused the increase for both periods. In each of the periods presented, the provision for credit losses also reflected net, organic, loan growth, charges related to individually evaluated loans and changing macroeconomic forecasts and conditions.

There were $4.9 million and $8.3 million in net charge-offs for the three and six months ended June 30, 2025 compared with $3.3 million and $6.4 million in net charge-offs for the three and six months ended June 30, 2024 respectively.

The level of the allowance for the respective periods of 2025 and 2024 reflects the credit quality within the loan portfolio, loan growth, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of June 30, 2025 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	June 30,
	2025	2024
	(dollars in thousands)
Average loans receivable	$9,121,442	$8,212,656
Analysis of the ACL:
Balance - beginning of period	$82,403	$82,869
Charge-offs:
Commercial	(3,011)	-
Commercial real estate	(2,027)	(3,595)
Consumer	(1)	-
Total charge-offs	(5,039)	(3,595)
Recoveries:
Commercial	23	324
Commercial real estate	90	-
Residential real estate	5	-
Total recoveries	118	324
Net charge-offs	(4,921)	(3,271)
Provision for credit losses – loans:
Initial provision related to acquisition	27,307	-
Operating provision for credit losses	8,065	2,479
Nonaccretable credit marks on PCD loans	43,336	-
Balance - end of period	$156,190	$82,077

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.22%	0.16%
Loans receivable	$11,164,477	$8,157,903
ACL as a percentage of loans receivable	1.40%	1.01%
ACL excluding nonaccretable credit mark as a percentage of loans receivable	1.01%	1.01%

	Six Months Ended
	June 30,
	2025	2024
	(dollars in thousands)
Average loans receivable	$8,667,619	$8,272,692
Analysis of the ACL:
Balance - beginning of period	$82,685	$81,974
Charge-offs:
Commercial	(3,011)	(300)
Commercial real estate	(5,582)	(6,480)
Consumer	(1)	-
Total charge-offs	(8,594)	(6,780)
Recoveries:
Commercial	178	347
Commercial real estate	90	-
Residential real estate	5	-
Total recoveries	273	347
Net charge-offs	(8,321)	(6,433)
Provision for credit losses – loans:
Initial provision related to acquisition	27,307	-
Operating provision for credit losses	11,183	6,536
Nonaccretable credit marks on PCD loans	43,336	-
Balance - end of period	$156,190	$82,077

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.19%	0.16%
Loans receivable	$11,164,477	$8,157,903
ACL as a percentage of loans receivable	1.40%	1.01%
ACL excluding nonaccretable credit mark as a percentage of loans receivable	1.01%	1.01%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Nonaccrual loans	$39,228	$57,310
OREO	-	-
Total nonperforming assets (1)	$39,228	$57,310

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.35%	0.69%
Nonperforming assets to total assets	0.28	0.58

Purchased Credit-Deteriorated Loans

As of June 30, 2025, the Company's recorded investment in PCD loans totaled $237.8 million.  PCD loans, or purchase credit deteriorated loans, are defined by the CECL standard as acquired financial loans that, at the time of acquisition, have experienced a more-than-insignificant deterioration in credit quality since their origination. The Company, with the assistance of independent third-party loan review experts, identified such deterioration by considering various factors. These factors included, but were not limited to, nonperforming status, payment history and delinquency, risk rating, debt service coverage ability, and rate repricing risk. The resulting PCD designated loans include multifamily loans, commercial real estate, commercial loans, and residential real estate.

Within the PCD loan portfolio as of June 30, 2025, there is a pool of rent-regulated loans amounting to $208.2 million. These loans are associated with multifamily properties located in the five boroughs of New York City, most of which are entirely or predominantly rent-regulated. This specific pool is subject to unique stressors, primarily due to the 2019 New York rent laws, which restricted rent increases while operating in an environment of escalating expenses.

A $43.3 million non-accretable mark and a $34.4 million accretable fair value mark were recorded as of the acquisition date, June 1, 2025. The accretion associated with the fair value mark added approximately 2 basis points to the net interest margin for the current quarter.

Our determination of PCD classification and initial allowance involved significant judgment. Key assumptions included expected remaining life, default rates, recoveries, and economic scenarios. We continue to monitor roll‑off and performance of the PCD portfolio in our quarterly review process.

Investment Securities

As of June 30, 2025, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended June 30, 2025, average securities, on an amortized cost basis, increased by $196.4 million to $936.0 million, or 8.9% of average total interest-earning assets, from $739.6 million, or 8.0% of average interest-earning assets, for the three months ended June 30, 2024. For the six months ended June 30, 2025, average securities, on an amortized cost basis increased by $111.5 million to approximately $841.5 million, or 8.5% of average total interest-earning assets, from approximately $729.9 million, or 7.9% of average interest-earning assets, for the six months ended June 30, 2024.

As of June 30, 2025, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $60.3 million as compared with net unrealized losses of $69.6 million as of December 31, 2024. The decrease in unrealized losses is predominantly attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not record an allowance for credit losses for available-for-sale securities as of June 30, 2025.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2025 and December 31, 2024, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of June 30, 2025.

Based on our model, which was run as of June 30, 2025, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 4.94%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 1.72%. As of December 31, 2024, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 8.02% while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 3.56%.

Based on our model, which was run as of June 30, 2025, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 0.62%, while a 100 basis-point instantaneous and parallel decrease in interest rates would decrease net interest income by 1.70%. As of December 31, 2024, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 2.08%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 0.37%.

An economic value of equity ("EVE") analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis points and down 100 basis points. The EVE is likely to be different as interest rates change. Our EVE as of June 30, 2025, would decrease by 5.89% with an instantaneous and parallel rate shock of up 200 basis points, and decrease by 0.40% with an instantaneous and parallel rate shock of down 100 basis points. Our EVE as of December 31, 2024, would decrease by 7.87% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 1.67% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year NII sensitivity as of June 30, 2025.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,596,679	(184,267)	(10.35)	300	$392,887	$(34,055)	(7.98)
+200	1,676,055	(104,891)	(5.89)	200	405,840	(21,102)	(4.94)
+100	1,759,203	(21,743)	(1.22)	100	418,770	(8,172)	(1.91)
0	1,780,946	-	-	0	426,942	-	-
-100	1,773,834	(7,112)	(0.40)	-100	434,292	7,350	1.72
-200	1,722,225	(58,721)	(3.30)	-200	446,452	19,510	4.57
-300	1,621,732	(159,214)	(8.94)	-300	454,232	27,290	6.39

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

As of June 30, 2025, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2025, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $1.0 billion, which represented 7.5% of total assets and 8.7% of total deposits and borrowings, compared to $799.7 million as of December 31, 2024, which represented 8.1% of total assets and 9.4% of total deposits and borrowings. As of June 30, 2025, not included in the above liquid assets were securities with a market value of $100.0 million which were pledged to the Federal Home Loan Bank and securities with a market value of $140.1 million which were pledged to the Federal Reserve Bank of New York, which supported aggregate unutilized borrowing capacity of $227.0 million and $95.2 million, respectively as of June 30, 2025 and December 31, 2024.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2025, had the ability to borrow $4.0 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $1.7 billion as of June 30, 2025. In addition, as of June 30, 2025, the Bank had in place borrowing capacity of $280 million through correspondent banks and other unsecured borrowing lines. As of June 30, 2025, the Bank had aggregate available and unused credit of approximately $4.2 billion, which represents the aforementioned facilities totaling $6.0 billion net of $1.8 billion in outstanding borrowings and letters of credit. As of June 30, 2025, outstanding commitments for the Bank to extend credit were approximately $1.4 billion.

Cash and cash equivalents totaled $596.5 million as of June 30, 2025, increasing by $240.0 million from $356.5 million as of December 31, 2024. Operating activities provided $21.3 million in net cash. Investing activities provided $99.0 million in net cash, primarily reflecting a net increase in cash acquired related to FLIC of $54.9 million and a net decrease in loans of $32.0 million. Financing activities provided $119.6 million in net cash, primarily reflecting a net increase in deposits of $207.0 million, proceeds from issuance of subordinated debt of $200.0 million, partially offset by net repayments of FHLB borrowings of $264.6 million.

Deposits

Deposits are our primary source of funds. Noninterest bearing demand deposit products include “Totally Free Checking” and “Simply Better Checking” for consumer clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both consumer and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts offer paper and/or electronic statements. Time deposits ("TD") constitute non-retirement and IRA accounts, generally with initial maturities ranging from 31 days to 60 months, and brokered TDs, which we use for asset liability management purposes and to supplement other sources of funding. Many of our deposit products can be accessed through both our branches and online to provide ease of access to our clients and communities. CDARS/ICS reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC ("the Network"). Clients, who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits for certain reporting requirements. The Bank also utilizes internet listing services deposits which are obtained through the use of websites such as Rateline or QwickRate.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Quarter-to-Date Average June 30, 2025		Quarter-to-Date Average June 30, 2024
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,680,653	-%	$1,256,251	-%
Demand, interest-bearing & NOW	3,685,697	2.99	3,240,134	3.64
Savings	777,951	3.18	481,033	3.25
Time	2,662,411	4.01	2,587,706	4.49
Total average deposits	$8,806,712	2.74%	$7,565,124	3.30%

Average total deposits increased by $1.3 billion, or 16.4%, during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The increase in total average deposits was due to a $446 million increase in interest-bearing demand deposits, a $424 million increase in noninterest-bearing deposits, a $297 million increase in savings deposits and a $75 million increase in time deposits. The increase in all quarter-to-date average deposit categories was primarily due to the merger with FLIC.

The increase in average time deposits of $75 million during the three months ended June 30, 2025 was due to a $48 million increase in retail time deposits, a $29 million dollar increase in nonreciprocal brokered time deposits and a $14 million increase in internet listing services, partially offset by a decrease of $16 million in CDARs.

Average aggregate demand deposits included $1.0 billion and $1.2 billion in ICS reciprocal deposits during the three months ended June 30, 2025 and June 30, 2024, respectively. Average time deposits during the three months June 30, 2025 included $45 million in CDARS, compared to $61 million during the three months ended June 30, 2024. The decrease in CDARS was attributed to maturities that did not renew.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Year-to-Date Average June 30, 2025		Year-to-Date Average June 30, 2024
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,494,223	-%	$1,255,225	-%
Demand, interest-bearing & NOW	3,459,775	2.98	3,247,479	3.61
Savings	717,704	3.20	461,292	3.17
Time	2,572,201	4.06	2,577,737	4.44
Total average deposits	$8,243,903	2.79%	$7,541,733	3.27%

Average total deposits increased by $702 million, or 9.3%, during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The increase in total average deposits was attributed to a $256 million increase in savings deposits, a $238 million increase in noninterest-bearing deposits and a $213 million increase in interest-bearing demand deposits, partially offset by a $6 million decrease in time deposits. The increase in all the year-to-date average deposit categories was primarily due to the merger with FLIC.

The decrease in average time deposits of $6 million during the three months ended June 30, 2025 was attributed to a $25 million decrease in CDARs, a $10 million decrease in nonreciprocal brokered time deposits and a $2 million decrease in internet listing services, partially offset by a $32 million increase in retail time deposits.

Average aggregate demand deposits included $1.0 billion and $1.1 billion in ICS reciprocal deposits, during the six months ended June 30, 2025 and June 30, 2024, respectively. Average time deposits during the six months ended June 30, 2025 included $52 million in CDARS, compared to $76 million during the six months ended June 30, 2024. The decrease in CDARS was attributed to maturities that did not renew.

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

The following table sets forth information related to the uninsured deposit balances of the Bank.

	June 30, 2025	December 31, 2024
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,475,554	$11,996,115
Estimated uninsured deposits	5,037,644	6,883,241

The Company, on a consolidated basis:
Total deposits	$11,278,487	$7,820,114
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	4,753,863	2,713,019

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	June 30, 2025		December 31, 2024
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$2,424,529	21.5%	$1,422,044	18.2%
Demand, interest-bearing & NOW	4,888,144	43.3	3,248,731	41.5
Savings	900,799	8.0	592,139	7.6
Time	3,065,015	27.2	2,557,200	32.7
Total deposits	$11,278,487	100.0%	$7,820,114	100.0%

Total deposits increased by $3.5 billion, or 44.2%, when compared to December 31, 2024. The increase in total deposits was primarily attributed to a $1.6 billion increase in interest-bearing demand deposits, a $1.0 billion increase in noninterest-bearing demand deposits, a $0.5 billion increase in time deposits and a $0.3 billion increase in savings deposits. The increase in all deposit categories was primarily due to the merger with FLIC.

Aggregate demand deposits included $1.1 billion in ICS reciprocal deposits as of both June 30, 2025 and December 31, 2024. Total time deposits as of June 30, 2025 include $45 million in CDARS, compared to $60 million as of December 31, 2024.

Included in time deposits were nonreciprocal brokered deposits of $1.0 billion as of June 30, 2025, which increased from $907 million as of December 31, 2024.

As of June 30, 2025, we held $907 million of time deposits with balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of June 30, 2025:

June 30, 2025
(dollars in thousands)
3 months or less	$375,134
Over 3 to 6 months	266,924
Over 6 to 12 months	186,818
Over 12 months	78,330
Total	$907,206

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Parent Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures' floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of June 30, 2025 was 7.39%.

During June 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes may now be redeemed by the Company and have a stated maturity of July 1, 2030, and bear interest until the maturity date or early redemption date at a variable rate equal to the then benchmark rate, which is Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points. As of June 30, 2025, the variable interest rate was 9.92% and all costs related to the 2020 issuance have been amortized.

During May 2025, the Parent Corporation issued $200 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2025 Notes"). The 2025 Notes bear interest at 8.125% annually from, and including, the date of initial issuance up to but excluding June 1, 2030 or the date of earlier redemption, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2025. From and including June 1, 2030 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term SOFR: (as defined in the Prospectus Supplement), plus 441.5 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2030. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

Stockholders’ Equity

The Company’s stockholders’ equity increased by $254.7 million when compared to December 31, 2024. The increase was primarily due to an increase in retained earnings of $16.9 million. As of June 30, 2025, the Company’s tangible common equity ratio and tangible book value per share were 8.09% and $21.95, respectively, compared to 9.49% and $23.92, respectively, as of December 31, 2024. Total goodwill and other intangible assets were $281.9 million as of June 30, 2025, and $213.0 million as of December 31, 2024.

The following table reconciles common equity to tangible common equity and the tangible common equity ratio.

	June 30, 2025	December 31, 2024
	(dollars in thousands, except for per share data)
Stockholders equity	$1,496,431	$1,241,704
Less: preferred stock	(110,927)	(110,927)
Common equity	$1,385,504	$1,130,777
Less: intangible assets	(281,926)	(213,011)
Tangible common stockholders’ equity	$1,103,578	$917,766

Total assets	$13,915,738	$9,879,600
Less: intangible assets	(281,926)	(213,011)
Tangible assets	$13,633,812	$9,666,589

Common stock outstanding at period end	50,270,162	38,370,317

Tangible common equity ratio (1)	8.09%	9.49%

Book value per common share	$27.56	$29.47
Less: intangible assets	5.61	5.55
Tangible book value per common share	$21.95	$23.92

(1)	Tangible common equity ratio is tangible common equity divided by tangible assets and is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2025 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025	(dollars in thousands)
*Tier 1 leverage capital	$1,264,382	9.25%	$546,938	4.00%	N/A	N/A
CET I risk-based ratio	1,148,300	10.04	514,512	4.50	N/A	N/A
Tier 1 risk-based capital	1,264,382	11.06	686,017	6.00	N/A	N/A
Total risk-based capital	1,640,573	14.35	914,689	8.00	N/A	N/A

N/A - not applicable

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025			(dollars in thousands)
*Tier 1 leverage capital	$1,397,045	10.22%	$546,577	4.00%	$683,221	5.00%
CET I risk-based ratio	1,397,045	12.22	514,449	4.50	743,093	6.50
Tier 1 risk-based capital	1,397,045	12.22	685,932	6.00	914,576	8.00
Total risk-based capital	1,513,236	13.24	914,576	8.00	1,143,219	10.00

* Average assets, the denominator for Tier 1 leverage capital ratio, assumes the merger with FLIC was effected on April 1, 2025.

As of June 30, 2025, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Capital Ratio which was 2.56% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.74% above the minimum buffer ratio.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 28, 2024, The First of Long Island Corporation (“FLIC”) filed an 8-K disclosing that its subsidiary, The First National Bank of Long Island was notified by a customer of suspicious wire transfer activity in July 2024 involving the customer's bank accounts. According to the 8-K, the wire transfer activity arose as the result of unauthorized access to banking information within the customer's control. FLIC completed an investigation with the assistance of a digital forensic investigations firm, which did not yield evidence of unauthorized network activity.

The net amount of funds at issue, after the initial return of recalled wires, involved in the suspicious wire transfer activity is approximately $11.1 million.

On January 22, 2025, the customer filed suit against FLIC and The First National Bank of Long Island claiming damages of approximately $11.1 million. The Company and the Bank, as the successors to FLIC and The First National Bank of Long Island, vehemently disagree with the customer’s allegations and intend to vigorously defend these claims.

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended June 30, 2025, the Company did not repurchase any shares. As of June 30, 2025, shares remaining for repurchase under the program were 641,118.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

4.2	Third Supplemental Indenture, dated as of May 20, 2025, between the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank, National Association), as Trustee.(1)
4.3	Form of 8.125% Fixed-to-Floating Rate Subordinated Note due 2035 (included in Exhibit 4.2).
31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

                                            (1) Incorporated by reference from the Registrant’s Current Report on Form 8-k filed with the SEC on May 20, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: August 11, 2025		Date: August 11, 2025