Form 10-Q
period 2025-09-30
ConnectOne Bancorp, Inc.
filed 2025-11-03
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	50,273,089 shares
(Title of Class)	(Outstanding as of November 3, 2025)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and due from banks	$96,990	$57,816
Interest-bearing deposits with banks	445,744	298,672
Cash and cash equivalents	542,734	356,488

Investment securities	1,252,202	612,847
Equity securities	20,133	20,092

Loans held-for-sale	-	743

Loans receivable	11,303,636	8,274,810
Less: Allowance for credit losses - loans	156,499	82,685
Net loans receivable	11,147,137	8,192,125

Investment in restricted stock, at cost	51,516	40,449
Bank premises and equipment, net	55,888	28,447
Accrued interest receivable	60,630	45,498
Bank owned life insurance	367,767	243,672
Right of use operating lease assets	29,283	14,489
Goodwill	215,611	208,372
Core deposit intangibles	63,119	4,639
Other assets	217,565	111,739
Total assets	$14,023,585	$9,879,600
LIABILITIES
Deposits:
Noninterest-bearing	$2,513,102	$1,422,044
Interest-bearing	8,856,193	6,398,070
Total deposits	11,369,295	7,820,114
Borrowings	833,443	688,064
Subordinated debentures, net	201,677	79,944
Operating lease liabilities	33,185	15,498
Other liabilities	47,641	34,276
Total liabilities	12,485,241	8,637,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value: 1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of September 30, 2025 and as of December 31, 2024; outstanding 115,000 shares as of September 30, 2025 and as of December 31, 2024	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 54,158,637 shares as of September 30, 2025 and 42,255,865 shares as of December 31, 2024; outstanding 50,273,089 shares as of September 30, 2025 and 38,370,317 as of December 31, 2024	857,765	586,946
Additional paid-in capital	37,934	36,347
Retained earnings	644,944	631,446
Treasury stock, at cost: 3,885,548 common shares as of September 30, 2025 and December 31, 2024	(76,116)	(76,116)
Accumulated other comprehensive loss	(37,110)	(47,846)
Total stockholders’ equity	1,538,344	1,241,704
Total liabilities and stockholders’ equity	$14,023,585	$9,879,600

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$165,937	$119,280	$413,604	$359,513
Interest and dividends on investment securities:
Taxable	12,033	4,740	24,457	13,757
Tax-exempt	2,014	1,119	4,530	3,394
Dividends	1,081	1,048	2,758	3,390
Interest on federal funds sold and other short-term investments	6,644	4,055	13,179	9,802
Total interest income	187,709	130,242	458,528	389,856
Interest expense
Deposits	75,209	63,785	189,440	186,278
Borrowings	10,483	5,570	22,432	20,952
Total interest expense	85,692	69,355	211,872	207,230
Net interest income	102,017	60,887	246,656	182,626
Provision for credit losses	5,500	3,800	44,700	10,300
Net interest income after provision for credit losses	96,517	57,087	201,956	172,326
Noninterest income
Deposit, loan and other income	3,836	1,817	8,412	5,063
Defined benefit pension plan curtailment gain	3,501	-	3,501	-
Employee retention tax credit	6,608	-	6,608	-
Income on bank owned life insurance	2,931	2,145	6,602	5,486
Net gains on sale of loans held-for-sale	859	343	1,372	2,126
Net gains on equity securities	1,674	432	2,550	309
Total noninterest income	19,409	4,737	29,045	12,984
Noninterest expenses
Salaries and employee benefits	32,401	22,957	80,212	67,809
Occupancy and equipment	5,122	2,889	11,280	8,797
FDIC insurance	2,400	1,800	6,200	5,400
Professional and consulting	2,929	2,147	7,893	5,998
Marketing and advertising	771	635	2,206	1,925
Information technology and communications	5,243	4,464	14,639	13,051
Restructuring and exit charges	994	-	994	-
Merger expenses	1,898	742	33,963	742
Bank owned life insurance restructuring charge	-	-	327	-
Amortization of core deposit intangibles	3,196	297	4,726	939
Other expenses	3,719	2,710	9,187	8,639
Total noninterest expenses	58,673	38,641	171,627	113,300
Income before income tax expense	57,253	23,183	59,374	72,010
Income tax expense	16,277	6,022	18,449	18,588
Net income	40,976	17,161	40,925	53,422
Preferred dividends	1,509	1,509	4,527	4,527
Net income available to common stockholders	$39,467	$15,652	$36,398	$48,895
Earnings per common share
Basic	$0.79	$0.41	$0.83	$1.27
Diluted	0.78	0.41	0.83	1.27

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$40,976	$17,161	$40,925	$53,422

Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale securities arising during the period	13,060	18,894	22,418	6,665
Net unrealized losses on cash flow hedges	(2,765)	(13,433)	(11,682)	(8,401)
Pension plan adjustments	-	30	-	92
Total other comprehensive income (loss), net of tax	10,295	5,491	10,736	(1,644)
Total comprehensive income	$51,271	$22,652	$51,661	$51,778

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended September 30, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2025	$110,927	$857,765	$36,728	$614,532	$(76,116)	$(47,405)	$1,496,431
Net income	-	-	-	40,976	-	-	40,976
Other comprehensive income, net of tax	-	-	-	-	-	10,295	10,295
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.18 per share)	-	-	-	(9,055)	-	-	(9,055)
Net forfeitures of restricted stock grants (1,221 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (3,938 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(98)	-	-	-	(98)
Stock-based compensation expense	-	-	1,304	-	-	-	1,304
Balance as of September 30, 2025	$110,927	$857,765	$37,934	$644,944	$(76,116)	$(37,110)	$1,538,344

	Three Months Ended September 30, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2024	$110,927	$586,946	$33,955	$610,759	$(76,116)	$(42,244)	$1,224,227
Net income	-	-	-	17,161	-	-	17,161
Other comprehensive income, net of tax	-	-	-	-	-	5,491	5,491
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.18 per share)	-	-	-	(6,914)	-	-	(6,914)
Net shares issued in satisfaction of deferred stock units earned (3,938 shares)	-	-	-	-	-	-	-
Forfeitures of restricted stock grants (790 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(79)	-	-	-	(79)
Stock-compensation expense	-	-	1,119	-	-	-	1,119
Balance as of September 30, 2024	$110,927	$586,946	$34,995	$619,497	$(76,116)	$(36,753)	$1,239,496

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(continued)

	Nine Months Ended September 30, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2024	$110,927	$586,946	$36,347	$631,446	$(76,116)	$(47,846)	$1,241,704
Net income	-	-	-	40,925	-	-	40,925
Other comprehensive income, net of tax	-	-	-	-	-	10,736	10,736
Cash dividends paid on preferred stock ($0.984375 per depositary share)	-	-	-	(4,527)	-	-	(4,527)
Cash dividends paid on common stock ($0.54 per share)	-	-	-	(22,900)	-	-	(22,900)
Restricted stock grants, net of forfeitures (71,768 shares)	-	-	-	-	-	-	-
Stock grants (1,328 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (42,621 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (19,577 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on restricted stock units for FLIC (22,638 shares)	-	-	(507)	-	-	-	(507)
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,725)	-	-	-	(1,725)
Stock-based compensation	-	-	3,819	-	-	-	3,819
Stock issued in connection with FLIC merger (11,790,116 shares)	-	270,819	-	-	-	-	270,819
Balance as of September 30, 2025	$110,927	$857,765	$37,934	$644,944	$(76,116)	$(37,110)	$1,538,344

	Nine Months Ended September 30, 2024
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620
Net income	-	-	-	53,422	-	-	53,422
Other comprehensive loss, net of tax	-	-	-	-	-	(1,644)	(1,644)
Cash dividends declared on preferred stock ($0.984375 per depositary share)	-	-	-	(4,527)	-	-	(4,527)
Cash dividends declared on common stock ($0.53 per share)	-	-	-	(20,368)	-	-	(20,368)
Restricted stock grants, net of forfeitures (67,672 shares)	-	-	-	-	-	-	-
Stock grants (1,533 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (37,542 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (24,070 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,403)	-	-	-	(1,403)
Repurchase of common stock (282,370 shares)	-	-	-	-	(5,820)	-	(5,820)
Stock-compensation expense	-	-	3,216	-	-	-	3,216
Balance as of September 30, 2024	$110,927	$586,946	$34,995	$619,497	$(76,116)	$(36,753)	$1,239,496

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$40,925	$53,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,264	3,284
Provision for credit losses	44,700	10,300
Loss on bank owned life insurance policy exchange	327	-
Amortization of intangibles	4,726	939
Net accretion of loan purchase discounts	(13,955)	(692)
Accretion on bank premises	-	(37)
Amortization (accretion) on time deposits	880	(81)
Amortization on borrowings, net	17	16
Stock-based compensation	3,819	3,216
Gains on equity securities, net	(2,550)	(309)
Gains on sale of loans held-for-sale, net	(1,372)	(2,126)
Loans originated for resale	(21,352)	(18,202)
Proceeds from sale of loans held-for-sale	23,467	20,328
Net loss on disposition of premises and equipment	87	-
Increase in cash surrender value of bank owned life insurance	(6,602)	(5,486)
Accretion of discounts and amortization of premium on securities available-for-sale	(481)	598
Amortization of subordinated debentures issuance costs	459	379
(Increase) decrease in accrued interest receivable	(1,196)	2,157
Net change in operating leases	910	(123)
Increase in other assets	(20,981)	(1,617)
Increase (decrease) in other liabilities	2,606	(37,505)
Net cash provided by operating activities	58,698	28,461

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(391,666)	(66,743)
Sales	277,477	-
Maturities, calls and principal repayments	102,982	47,753
Purchase of equity securities	(1,825)	(1,526)
Proceeds from equity securities sold	4,334	-
Net redemptions of restricted investment in bank stocks	13,209	8,685
Net (increase) decrease in loans	(102,041)	223,922
Proceeds from bank owned life insurance	278	1,114
Purchases of premises and equipment	(3,787)	(1,536)
Cash acquired, net of cash consideration paid in acquisition	54,861	-
Net cash (used in) provided by investing activities	(46,178)	211,669

Cash flows from financing activities
Net increase (decrease) in deposits	297,154	(12,016)
Proceeds from issuance of subordinated debt	200,000	-
Redemption of subordinated debt	(75,000)	-
Payment of subordinated debt issuance costs	(3,726)	-
Proceeds from FHLB borrowings	790,000	630,587
Repayment of FHLB borrowings	(1,005,043)	(822,049)
Cash dividends on preferred stock	(4,527)	(4,527)
Cash dividends paid on common stock	(22,900)	(20,368)
Repurchase of common stock	-	(5,820)
Share redemption for tax withholdings on performance units, deferred stock units earned and restricted stock units	(2,232)	(1,403)
Net cash provided by (used in) financing activities	173,726	(235,596)
Net change in cash and cash equivalents	186,246	4,534
Cash and cash equivalents at beginning of period	356,488	242,714
Cash and cash equivalents at end of period	$542,734	$247,248

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$201,801	$205,762
Income taxes	36,173	21,084

Supplemental disclosures of noncash activities
Business Combination
Fair value of assets acquired	$3,905,094	-
Fair value of liabilities assumed	3,641,505	-
Stock issued in connection with FLIC merger	270,819	-

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties

Nature of Operations

ConnectOne Bancorp, Inc. (the “Parent Corporation”) is incorporated under the laws of the State of New Jersey and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Parent Corporation’s business currently consists of the operation of its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s subsidiaries, the “Company”) and making certain limited investments. The Bank’s direct and indirect subsidiaries include Union Investment Co. (a New Jersey investment company), Twin Bridge Investment Co. (a Delaware investment company), ConnectOne Preferred Funding Corp. (a New Jersey real estate investment trust), Center Financial Group, LLC (a New Jersey financial services company), Center Advertising, Inc. (a New Jersey advertising company), Morris Property Company, LLC, (a New Jersey limited liability company), Volosin Holdings, LLC, (a New Jersey limited liability company), NJCB Spec-1, LLC (a New Jersey limited liability company), Port Jervis Holdings, LLC (a New Jersey limited liability company), BONJ Special Properties, LLC (a New Jersey limited liability company), The First of Long Island REIT (a New York real estate investment trust), FNY Service Corp (a New York investment company) and BoeFly, Inc. (a New Jersey financial technology company).

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its 59 other banking offices. On June 1, 2025, the Company completed its acquisition of The First of Long Island Corporation (“FLIC”), and The First National Bank of Long Island ("FNBLI"), FLIC’s wholly owned subsidiary depository institution, was merged into the Bank. See Note 2.

Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay their loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements of the Parent Corporation are prepared on an accrual basis and include the accounts of the Parent Corporation and the Bank. All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties - (continued)

Segment Reporting

The Company’s operations are solely in the financial services industry. The Company provides a range of regional community banking services to commercial and retail clients.

The Company's reportable segment is determined by the Chief Executive Officer, who is designated the Chief Operating Decision Maker ("CODM"), based upon information about the Company's products and services offered, primarily its banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business (such as branches and the subsidiary bank), which are then aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment of performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic. See Note 14 for disclosures related to the reportable segment.

Employee Benefit Plans

The Company has a noncontributory pension plan that covered all eligible employees up until  September 30, 2007, at which time the Company froze its defined benefit pension plan. As such, all future benefit accruals in this pension plan were discontinued and all retirement benefits that employees would have earned as of  September 30, 2007 were preserved.

In the FLIC merger, the Company acquired a defined benefit pension plan that covered all former eligible FLIC employees. The Bank made contributions to the plan, which together with participant contributions equal to 2% of their compensation, fund these benefits. Effective September 30, 2025, the plan was frozen and all retirement benefits that employees earned through that date were preserved.

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

The Company accounts for its defined benefit pension plans in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715-30. This standard requires that the funded status of defined benefit postretirement plans be recognized on the Company’s statement of financial condition and changes in the funded s tatus be reflected in other comprehensive income ("OCI"). This standard also requires companies to measure the funded status of the plans as of the date of the company's fiscal year-end.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards in 2025

In December 2023, the FASB issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: 1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and 2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: 1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and 2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The Company adopted ASU 2023-09 on January 1, 2025.

Newly Issued, But Not Yet Effective Accounting Standards

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). ASU 2024-03 requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company on January 1, 2027. The Company is currently not expecting the ASU to have a material effect on the consolidated financial statements and footnotes.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination

On June 1, 2025 (the “Acquisition Date”), the Company completed the acquisition of FLIC, the parent company for the FNBLI, in accordance with the definitive Agreement and Plan of Merger dated as of September 4, 2024 (the “Merger Agreement”). Pursuant to the Merger Agreement, on the Acquisition Date, FLIC merged with and into the Company, with the Company continuing as the surviving corporation, and FNBLI merged with and into the Bank, with the Bank as the surviving bank (collectively, the “merger”). As part of this merger, the Company acquired 36 branch offices located in Nassau and Suffolk Counties of Long Island, and the boroughs of New York City.

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

As of
June 1, 2025
(dollars in thousands, except for per share data)
Purchase Price Consideration
FLIC common shares settled for stock	22,783,572
Exchange Ratio	0.5175
ConnectOne shares entitlement	11,790,499
Fractional shares subject to cash in lieu	(383)
ConnectOne whole shares issued	11,790,116
Price per share of ConnectOne common stock on June 1, 2025	$22.97
Total fair value of stock consideration issued	$270,819
Cash consideration paid	9
Total purchase price consideration	$270,828

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

Acquired loans are classified into two categories: purchased credit deteriorated (“PCD”) and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more-than-insignificant credit deterioration since origination. The Company considers various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, and other qualitative factors that indicate deterioration in credit quality since origination. Non-PCD loans will have an allowance established subsequent to the Acquisition Date, which is recognized as an expense through the provision for credit losses. For PCD loans, the loans were recorded at their amortized cost, less an allowance for credit losses ("ACL") of $43.3 million on the Acquisition Date. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loans. The remaining difference between the net of the amortized cost basis and the ACL and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income over the life of the loans.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

The following table provides details related to the fair value of PCD loans that were acquired on June 1, 2025.

			Gross-up for PCD
	Unpaid Principal	Total Discount at	Allowance for Credit	Fair Value of PCD
(dollars in thousands)	Balance	Acquisition	Losses at Acquisition	Loans at Acquisition
Total PCD Loans	$271,904	$(34,394)	$(43,336)	$194,174

Premises and equipment – The estimated fair value of premises was measured based upon appraisals from independent third parties. The estimated fair value of equipment was determined to approximate the carrying amount of these assets.

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

As a result of the integration of operations of FLIC, the Company recognized net interest income and net income of $35.5 million and $25.6 million, respectively, from the Acquisition Date through and including September 30, 2025 and is included in the Company’s Consolidated Statements of Income.

Costs related to the acquisition totaled $34.0 million for the nine months ended September 30, 2025. These amounts were expensed as incurred and are recorded as merger expenses in the Company’s Consolidated Statements of Income.

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

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net interest income	$300,771	$262,608
Net income	$104,766	$58,690

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Earnings per Common Share

FASB ASC No. 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2025	2024	2025	2024
Net income available to common stockholders	$39,467	$15,652	$36,398	$48,895
Earnings allocated to participating securities	(88)	(44)	(87)	(133)
Income attributable to common stock	$39,379	$15,608	$36,311	$48,762

Weighted average common shares outstanding, including participating securities	50,273	38,427	43,628	38,377
Weighted average participating securities	(112)	(108)	(105)	(104)
Weighted average common shares outstanding	50,161	38,319	43,523	38,273
Incremental shares from assumed conversions of options, performance units and restricted shares	302	206	223	185
Weighted average common and equivalent shares outstanding	50,463	38,525	43,746	38,458

Earnings per common share:
Basic	$0.79	$0.41	$0.83	$1.27
Diluted	0.78	0.41	0.83	1.27

There were no antidilutive share equivalents during the nine months ended September 30, 2025 and  September 30, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

Immediately after the merger, the Company sold a significant portion of the available-for-sale investments acquired from FLIC for proceeds of $277.5 million, with no gross gains or losses realized upon sale.

All of the Company’s investment securities are classified as available-for-sale as of September 30, 2025 and December 31, 2024. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2025 and December 31, 2024. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

The following tables present information related to the Company’s portfolio of securities available-for-sale as of September 30, 2025 and December 31, 2024.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
September 30, 2025
Investment securities available-for-sale:
Federal agency obligations	$406,606	$2,636	$(10,114)	$399,128	$-
Residential mortgage pass-through securities	649,730	4,026	(45,857)	607,899	-
Commercial mortgage pass-through securities	30,180	-	(3,373)	26,807	-
Obligations of U.S. states and political subdivisions	223,707	4,008	(15,950)	211,765	-
Corporate bonds and notes	6,000	-	(1)	5,999	-
Asset-backed securities	551	1	(2)	550	-
Other securities	54	-	-	54	-
Total investment securities available-for-sale	$1,316,828	$10,671	$(75,297)	$1,252,202	$-

December 31, 2024
Investment securities available-for-sale:
Federal agency obligations	$96,165	$179	$(11,674)	$84,670	$-
Residential mortgage pass-through securities	439,445	211	(60,818)	378,838	-
Commercial mortgage pass-through securities	24,989	-	(4,097)	20,892	-
Obligations of U.S. states and political subdivisions	141,775	89	(19,460)	122,404	-
Corporate bonds and notes	5,000	5	(18)	4,987	-
Asset-backed securities	892	-	(7)	885	-
Other securities	171	-	-	171	-
Total investment securities available-for-sale	$708,437	$484	$(96,074)	$612,847	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Investment securities having a carrying value of approximately $834.7 million and $184.0 million as of September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, borrowings, repurchase agreements, access to unutilized Federal Reserve Discount Window borrowings and FHLB advances and for other purposes required or permitted by law. As of September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investments in securities available-for-sale as of September 30, 2025, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	September 30, 2025
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$5,557	$5,558
Due after one year through five years	26,255	26,784
Due after five years through ten years	61,179	61,995
Due after ten years	543,873	523,105
Residential mortgage pass-through securities	649,730	607,899
Commercial mortgage pass-through securities	30,180	26,807
Other securities	54	54
Total investment securities available-for-sale	$1,316,828	$1,252,202

There were no realized gains or losses on investment securities available for sale during the nine months ended September 30, 2025 and September 30, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The following tables indicate securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$140,370	$(10,114)	$106,573	$(484)	$33,797	$(9,630)
Residential mortgage pass-through securities	343,660	(45,857)	8,843	(49)	334,817	(45,808)
Commercial mortgage pass-through securities	26,807	(3,373)	5,422	(42)	21,385	(3,331)
Obligations of U.S. states and political subdivisions	108,288	(15,950)	10,867	(248)	97,421	(15,702)
Corporate bonds and notes	3,999	(1)	3,999	(1)	-	-
Asset-backed securities	293	(2)	-	-	293	(2)
Total investment securities available for sale	$623,417	$(75,297)	$135,704	$(824)	$487,713	$(74,473)

	December 31, 2024
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligations	$53,467	$(11,674)	$18,471	$(60)	$34,996	$(11,614)
Residential mortgage pass-through securities	364,971	(60,818)	26,809	(604)	338,162	(60,214)
Commercial mortgage pass-through securities	20,892	(4,097)	-	-	20,892	(4,097)
Obligations of U.S. states and political subdivisions	112,523	(19,460)	13,281	(322)	99,242	(19,138)
Corporate bonds and notes	1,982	(18)	1,982	(18)	-	-
Asset-backed securities	885	(7)	-	-	885	(7)
Total investment securities available for sale	$554,720	$(96,074)	$60,543	$(1,004)	$494,177	$(95,070)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale totaled $5.2 million and $2.3 million as of September 30, 2025 and December 31, 2024.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an ACL is recognized in OCI, net of applicable taxes. No ACL for available-for-sale securities was recorded as of September 30, 2025.

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

1) Cash flow hedges: changes in fair value are recognized as a component in OCI

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item. As of September 30, 2025, the Bank was not utilizing fair value hedges.

Cash Flow Hedges

The Company during 2021, 2022, 2024 and 2025 entered into fourteen pay fixed-rate interest rate swaps, with a total notional amount of $750 million. These are designated as cash flow hedges of outstanding FHLB advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.72% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The fourteen swaps carry expiration dates ranging from December 2025 to May 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in OCI (loss). The amount included in accumulated OCI (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

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

Interest income recorded on these swap and interest rate cap transactions totaled approximately $4.7 million and $13.3 million and $5.6 million and $16.9 million during the three and nine months ended September 30, 2025 and September 30, 2024, respectively, and is recorded as a component of either interest expense on FHLB advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives – (continued)

The following table presents the gross gains (losses) recorded in OCI and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended September 30, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$863	$(4,709)	$-

	Three Months Ended September 30, 2024
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(13,061)	$(5,624)	$-

	Nine Months Ended September 30, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(2,930)	$(13,319)	$-

	Nine Months Ended September 30, 2024
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$4,276	$(16,936)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives - (continued)

The following table reflects the cash flow hedges included in the consolidated statements of condition as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,200,000	$19,505	$1,000,000	$37,398

Derivatives Not Designated as Hedges

As part of the merger with FLIC, the Bank acquired interest rate swap agreements (each, a “back-to-back swap”) that are not designated as hedging instruments. A back-to-back swap allows a borrower to effectively convert a variable rate loan to a fixed rate. The Bank originates a variable rate loan with a borrower and simultaneously enters into offsetting back-to-back swaps with the borrower and an unaffiliated dealer counterparty to minimize interest rate risk. In connection with each swap transaction, the Bank agrees to pay interest to the borrower on a notional amount at a variable interest rate and receives interest from the borrower on a similar notional amount at a fixed interest rate. Concurrently, the Bank agrees to pay the dealer counterparty the same fixed interest rate on the same notional amount and receives the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its borrower, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Bank’s results of operations.

	September 30, 2025
		Notional	Fair Value	Fair Value
(in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swaps with borrowers	3	$36,071	$355	$-
Interest rate swaps with offsetting counterparties	3	36,071	-	355

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Commercial	$1,622,975	$1,532,730
Commercial real estate	7,721,070	5,880,679
Commercial construction	728,615	616,246
Residential real estate	1,233,305	249,691
Consumer	2,166	1,136
Gross loans	11,308,131	8,280,482
Net deferred loan fees	(4,495)	(5,672)
Total loans receivable	$11,303,636	$8,274,810

As of  September 30, 2025 and December 31, 2024, loans totaling approximately $7,979.6 million and $5,788.2 million, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale – The following table sets forth the composition of the Company's loans held-for-sale portfolio as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Residential real estate	$-	$743

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,804	$11,428	$13,232
Commercial real estate	670	20,460	21,130
Commercial construction	-	2,204	2,204
Residential real estate	251	2,854	3,105
Total	$2,725	$36,946	$39,671

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

Purchased Credit-Deteriorated Loans ("PCD") - PCD loans are defined as a loan or group of loans that have experienced more-than-insignificant credit deterioration since origination. The following table presents the recorded investment of those loans as of September 30, 2025.

(dollars in thousands)	September 30, 2025
Commercial	$6,494
Commercial real estate	260,951
Commercial construction	-
Residential real estate	2,259
Consumer	-
Total purchased credit-deteriorated loans	$269,704

The majority of these loans are associated with multifamily properties located in the five boroughs of New York City, most of which are entirely or predominantly rent-regulated. This specific pool is subject to unique stressors, primarily due to the 2019 New York rent laws, which restricted rent increases while operating in an environment of escalating expenses.

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the credit quality or inadequately protect the Company’s credit position at some future date. Assets are classified as "Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified as special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the nine months ended September 30, 2025 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$113,951	$202,793	$132,072	$243,675	$202,373	$172,658	$495,039	$1,562,561
Special mention	-	-	-	8,106	-	2,937	2,161	13,204
Substandard	-	-	1,386	3,089	2,563	11,948	28,224	47,210
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$113,951	$202,793	$133,458	$254,870	$204,936	$187,543	$525,424	$1,622,975
YTD gross charge-offs	$-	$-	$-	$1,669	$-	$854	$961	$3,484

Commercial real estate
Pass	$527,032	$426,516	$309,085	$1,549,904	$1,433,923	$1,788,633	$1,466,701	$7,501,794
Special mention	-	4,038	-	43,800	832	77,255	10,178	136,103
Substandard	-	-	-	15,027	6,440	42,748	18,958	83,173
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$527,032	$430,554	$309,085	$1,608,731	$1,441,195	$1,908,636	$1,495,837	$7,721,070
YTD gross charge-offs	$-	$-	$-	$-	$-	$10,282	$-	$10,282

Commercial construction
Pass	$39,599	$114,221	$79,679	$30,526	$116,812	$59,786	$285,788	$726,411
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	2,204	-	-	-	2,204
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$39,599	$114,221	$79,679	$32,730	$116,812	$59,786	$285,788	$728,615
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$21,574	$22,564	$34,296	$202,460	$116,617	$411,418	$416,230	$1,225,159
Special mention	-	-	-	-	-	-	3,360	3,360
Substandard	-	-	-	-	821	1,299	2,666	4,786
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$21,574	$22,564	$34,296	$202,460	$117,438	$412,717	$422,256	$1,233,305
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$2,013	$10	$-	$-	$-	$52	$91	$2,166
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$2,013	$10	$-	$-	$-	$52	$91	$2,166
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$1	$1

Total
Pass	$704,169	$766,104	$555,132	$2,026,565	$1,869,725	$2,432,547	$2,663,849	$11,018,091
Special mention	-	4,038	-	51,906	832	80,192	15,699	152,667
Substandard	-	-	1,386	20,320	9,824	55,995	49,848	137,373
Doubtful	-	-	-	-	-	-	-	-
Grand total	$704,169	$770,142	$556,518	$2,098,791	$1,880,381	$2,568,734	$2,729,396	$11,308,131
YTD gross charge-offs	$-	$-	$-	$1,669	$-	$11,136	$962	$13,767

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: The following tables present the amortized cost basis of collateral dependent loans by loan segment as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$7,858	$9,140	$16,998
Commercial real estate	249,926	-	249,926
Commercial construction	2,204	-	2,204
Residential real estate	4,608	-	4,608
Total	$264,596	$9,140	$273,736

	December 31, 2024
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$2,308	$9,222	$11,530
Commercial real estate	36,486	-	36,486
Commercial construction	2,204	-	2,204
Residential real estate	2,056	-	2,056
Total	$43,054	$9,222	$52,276

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following tables present the aging of the amortized cost in past due loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$111	$1,148	$-	$13,232	$14,491	$1,608,484	$1,622,975
Commercial real estate	-	4,481	700	21,130	26,311	7,694,759	7,721,070
Commercial construction	-	-	-	2,204	2,204	726,411	728,615
Residential real estate	410	2,416	-	3,105	5,931	1,227,374	1,233,305
Consumer	-	-	-	-	-	2,166	2,166
Total	$521	$8,045	$700	$39,671	$48,937	$11,259,194	$11,308,131

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,340	$-	$-	$16,231	$17,571	$1,515,159	$1,532,730
Commercial real estate	-	-	-	36,486	36,486	5,844,193	5,880,679
Commercial construction	-	-	-	2,204	2,204	614,042	616,246
Residential real estate	1,991	-	-	2,389	4,380	245,311	249,691
Consumer	-	-	-	-	-	1,136	1,136
Total	$3,331	$-	$-	$57,310	$60,641	$8,219,841	$8,280,482

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The following tables detail the amount of gross loans that are individually analyzed, collectively evaluated, and loans acquired with deteriorated quality, and the related portion of the ACL for loans that are allocated to each loan portfolio segment.

	September 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$467	$49	$-	$-	$-	$516
Collectively evaluated	18,710	74,089	5,914	13,903	31	112,647
Acquired with deteriorated credit quality	965	42,256	-	115	-	43,336
Total	$20,142	$116,394	$5,914	$14,018	$31	$156,499

Gross loans
Individually analyzed	$12,610	$21,127	$2,204	$2,854	$-	$38,795
Collectively evaluated	1,603,871	7,438,992	726,411	1,228,192	2,166	10,999,632
Acquired with deteriorated credit quality	6,494	260,951	-	2,259	-	269,704
Total	$1,622,975	$7,721,070	$728,615	$1,233,305	$2,166	$11,308,131

	December 31, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$326	$909	$-	$-	$-	$1,235
Collectively evaluated	17,740	53,868	5,064	4,561	5	81,238
Acquired with deteriorated credit quality	212	-	-	-	-	212
Total	$18,278	$54,777	$5,064	$4,561	$5	$82,685

Gross loans
Individually analyzed	$15,751	$36,486	$2,204	$2,056	$-	$56,497
Collectively evaluated	1,516,557	5,844,193	614,042	247,635	1,136	8,223,563
Acquired with deteriorated credit quality	422	-	-	-	-	422
Total	$1,532,730	$5,880,679	$616,246	$249,691	$1,136	$8,280,482

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2025 and 2024 are summarized in the tables below.

	Three Months Ended September 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of June 30, 2025	$20,961	$115,203	$5,422	$14,575	$29	$156,190
Charge-offs	(473)	(4,700)	-	-	-	(5,173)
Recoveries	22	-	-	15	-	37
Provision for credit losses - loans:	-	-	-	-	-
Initial provision related to acquisition	-	-	-	-	-	-
Operating provision for credit losses	(368)	5,892	492	(573)	2	5,445
Nonaccretable credit marks on PCD loans	-	-	-	-	-	-
Balance as of September 30, 2025	$20,142	$116,395	$5,914	$14,017	$31	$156,499

	Nine Months Ended September 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2024	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Charge-offs	(3,484)	(10,282)	-	-	(1)	(13,767)
Recoveries	200	90	-	20	-	310
Provision for credit losses - loans:	-	-	-	-	-	-
Initial provision related to acquisition - loans	985	16,017	78	10,217	10	27,307
Operating provision for credit losses	3,198	13,536	772	(895)	17	16,628
Nonaccretable credit marks on PCD loans	965	42,256	-	115	-	43,336
Balance as of September 30, 2025	$20,142	$116,394	$5,914	$14,018	$31	$156,499

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

	Three Months Ended September 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of June 30, 2024	$20,020	$53,098	$4,472	$4,484	$3	$82,077
Charge-offs	(1,923)	(1,636)	-	-	-	(3,559)
Recoveries	22	31	-	-	-	53
(Reversal of) provision for credit losses – loans	1,698	2,580	(307)	(48)	-	3,923
Balance as of September 30, 2024	$19,817	$54,073	$4,165	$4,436	$3	$82,494

	Nine Months Ended September 30, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Charge-offs	(2,223)	(8,116)	-	-	-	(10,339)
Recoveries	369	31	-	-	-	400
(Reversal of) provision for credit losses – loans	1,039	9,880	(574)	116	(2)	10,459
Balance as of September 30, 2024	$19,817	$54,073	$4,165	$4,436	$3	$82,494

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2025. The modification percentage represents the total loans modified during the three months ended as a percentage of the total gross loan balances as of  September 30, 2025.

	Amortized Cost Basis at Time of Modification
	Term Extension	Payment Deferral	Total	Gross Loans at September 30, 2025	Modification % (Modified Loans/Gross Loans)
September 30, 2025
(dollars in thousands)
Commercial	$-	$18,811	$18,811	$1,622,975	1.16%
Commercial real estate	-	-	-	7,721,070	-
Commercial construction	-	-	-	728,615	-
Residential real estate	-	-	-	1,233,305	-
Consumer	-	-	-	2,166	-
Total	$-	$18,811	$18,811	$11,308,131	0.17%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended  September 30, 2025.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)
September 30, 2025
Commercial	-	3
Commercial real estate	-	-
Commercial construction	-	-
Residential real estate	-	-
Consumer	-	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2025. The modification percentage represents the total loans modified during the nine months ended as a percentage of the total gross loan balances as of  September 30, 2025.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the nine months ended  September 30, 2025.

	Amortized Cost Basis at Time of Modification
	Term Extension	Payment Deferral	Total	Gross Loans at September 30, 2025	Modification % (Modified Loans/Gross Loans)
September 30, 2025
(dollars in thousands)
Commercial	$6,500	$18,811	$25,311	$1,622,975	1.56%
Commercial real estate	-	-	-	7,721,070	-
Commercial construction	8,419	-	8,419	728,615	1.16
Residential real estate	-	-	-	1,233,305	-
Consumer	-	-	-	2,166	-
Total	$14,919	$18,811	$33,730	$11,308,131	0.30%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the nine months ended  September 30, 2025.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)
September 30, 2025
Commercial	3	3
Commercial real estate	-	-
Commercial construction	6	-
Residential real estate	-	-
Consumer	-	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months through  September 30, 2025.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
September 30, 2025
(dollars in thousands)
Commercial	$25,311	$-	$323
Commercial real estate	63,804	-	-
Commercial construction	8,419	-	-
Residential real estate	-	-	-
Consumer	-	-	-
Total	$97,534	$-	$323

There were five and seven modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2025 and September 30, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There was one loan to a borrower experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2025 and which was modified in the twelve months prior to that default. The one loan was a $323 thousand commercial loan modified in October 2024 that went into forbearance, reducing the monthly payment amount by $6 thousand. At this time, the ACL includes a full reserve against this loan. There were no such loans during the three and nine months ended September 30, 2024. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the ACL or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the ACL is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s income statement. The following tables present a roll forward of the ACL for unfunded commitments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2025	2024
	(dollars in thousands)
Balance at beginning of period	$3,337	$2,775
Provision for credit losses – unfunded commitments	55	(123)
Balance at end of period	$3,392	$2,652

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
	(dollars in thousands)
Balance at beginning of period	$2,627	$2,811
Provision for (reversal of) allowance for credit losses – unfunded commitments	765	(159)
Balance at end of period	$3,392	$2,652

Components of Provision for Credit Losses

The following tables summarize the provision for (reversal of) credit losses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2025	2024
	(dollars in thousands)
Provision for credit losses – loans	$5,445	$3,923
Initial provision related to acquisition - loans	-	-
Provision (reversal) for credit losses - unfunded commitments	55	(123)
Provision for credit losses	$5,500	$3,800

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
	(dollars in thousands)
Provision for credit losses – loans	$16,628	$10,459
Initial provision related to acquisition - loans	27,307	-
Provision for (reversal of) credit losses - unfunded commitments	765	(159)
Provision for credit losses	$44,700	$10,300

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2025 and December 31, 2024 are as follows:

		September 30, 2025
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$399,128	$-	$399,128	$-
Residential mortgage pass-through securities	607,899	-	607,899	-
Commercial mortgage pass-through securities	26,807	-	26,807	-
Obligations of U.S. states and political subdivisions	211,765	-	205,193	6,572
Corporate bonds and notes	5,999	-	5,999	-
Asset-backed securities	550	-	550	-
Other securities	54	54	-	-
Total available-for-sale	1,252,202	54	1,245,576	6,572

Equity securities	20,133	10,022	10,111	-
Derivatives	19,505	-	19,505	-
Total assets	$1,291,840	$10,076	$1,275,192	$6,572

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

There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2025 and for the year ended December 31, 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

Loans Held-for-Sale: Residential mortgage loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. Management obtains quotes or bids on all or parts of these loans directly from the purchasing financial institutions (Level 2). As of September 30, 2025 and December 31, 2024, residential mortgage loans held-for sale were $0.0 million and $0.7 million, respectively.

Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Fair value of these loans is determined based on the terms of the loan, such as interest rate, maturity date, reset term, as well as sales of similar assets (Level 3). There were no such loans as of September 30, 2025 and December 31, 2024.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of September 30, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$723	$-	$-	$723
Commercial real estate	617	-	-	617

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$726	$-	$-	$726
Commercial real estate	2,913	-	-	2,913

Collateral dependent loans – Collateral dependent loans as of September 30, 2025 that required a valuation allowance were $1.5 million with a related valuation allowance of $0.2 million compared to $4.7 million with a related valuation allowance of $1.1 million as of December 31, 2024.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

Obligations of U.S. states and political subdivisions
(dollars in thousands)
Beginning balance, January 1, 2025	$6,526
Principal paydowns	(235)
Change in unrealized gain (loss)	281
Ending balance, September 30, 2025	$6,572

Obligations of U.S. states and political subdivisions
(dollars in thousands)
Beginning balance, January 1, 2024	$7,122
Principal paydowns	(304)
Changes in unrealized loss	(292)
Ending balance, December 31, 2024	$6,526

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

September 30, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Obligations of U.S. states and political subdivisions	$6,572	Discounted cash flows	Discount rate	4.6%

December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Securities available-for-sale:		(dollars in thousands)
Obligations of U.S. states and political subdivisions	$6,526	Discounted cash flows	Discount rate	5.0%

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

September 30, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$723	Appraisals of collateral value	Adjustment for comparable sales	-5% to +15% (+8.1%)
Commercial real estate loans	617	Appraisals of collateral value	Adjustment for comparable sales	-10% to +5% (-2.2%)

December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$726	Appraisals of collateral value	Adjustment for comparable sales	-10% to +5% (-4.3%)
Commercial real estate loans	2,913	Appraisals of collateral value	Adjustment for comparable sales	-40% to +0% (-14.3%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2025 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2025 and December 31, 2024:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

September 30, 2025
Financial assets:
Cash and due from banks	$542,734	$542,734	$542,734	$-	$-
Securities available-for-sale	1,252,202	1,252,202	54	1,245,576	6,572
Restricted investments in bank stocks	51,516	n/a	n/a	n/a	n/a
Equity securities	20,133	20,133	10,022	10,111	-
Net loans	11,147,137	11,049,532	-	-	11,049,532
Derivatives - interest rate contracts	19,505	19,505	-	19,505	-
Accrued interest receivable	60,630	60,630	-	5,168	55,462
	.
Financial liabilities:
Noninterest-bearing deposits	2,513,102	2,513,102	2,513,102	-	-
Interest-bearing deposits	8,856,193	8,848,658	5,878,241	2,970,417	-
Borrowings	833,443	833,702	-	833,702	-
Subordinated debentures	201,677	202,734	-	202,734	-
Accrued interest payable	18,035	18,035	-	18,035	-

December 31, 2024
Financial assets:
Cash and due from banks	$356,488	$356,488	$356,488	$-	$-
Investment securities available-for-sale	612,847	612,847	171	606,150	6,526
Restricted investment in bank stocks	40,449	n/a	n/a	n/a	n/a
Equity securities	20,092	20,092	9,739	10,353	-
Net loans	8,192,125	7,980,038	-	-	7,980,038
Derivatives - interest rate contracts	37,398	37,398	-	37,398	-
Accrued interest receivable	45,498	45,498	-	5,444	40,054

Financial liabilities:
Noninterest-bearing deposits	1,422,044	1,422,044	1,422,044	-	-
Interest-bearing deposits	6,398,070	6,387,896	3,840,870	2,547,026	-
Borrowings	688,064	687,273	-	687,273	-
Subordinated debentures	79,944	77,968	-	77,968	-
Accrued interest payable	9,320	9,320	-	9,320	-

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

Note 8. Comprehensive Income

Total OCI includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s OCI is comprised of unrealized holding gains and losses on securities available-for-sale, unrealized gains (losses) on cash flow hedges, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, each net of taxes.

The following table represents the reclassification out of accumulated OCI for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income on cash flow hedges	$4,709	$5,624	$13,319	$16,936	Borrowings and deposits expense
	(1,324)	(1,580)	(3,744)	(4,760)	Income tax expense
	$3,385	$4,044	$9,575	$12,176

Amortization of pension plan net actuarial losses	$-	$(43)	$-	$(129)	Salaries and employee benefits
	-	13	-	37	Income tax benefit
	$-	$(30)	$-	$(92)
Total reclassification	$3,385	$4,014	$9,575	$12,084

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Comprehensive Income – (continued)

Accumulated OCI as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(47,214)	$(69,632)
Cash flow hedge, net of tax	10,799	22,481
Defined benefit pension and post-retirement plans, net of tax	(695)	(695)
Total	$(37,110)	$(47,846)

Note 9. Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of September 30, 2025. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of September 30, 2025 were approximately 170,192. The Company intends to issue all shares under the Plan in the form of newly issued shares.

As of both September 30, 2025 and December 31, 2024, the Company did not have any outstanding stock options. Restricted stock and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year, with accelerated vesting upon a change in control. Restricted stock and deferred stock units granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient is no longer employed prior to the award's vesting. Any forfeitures would result in previously recognized expense being reversed. Restricted stock grants have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares on the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably, over the vesting or measurement period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three and nine months ended September 30, 2025 and September 30, 2024 was $1.3 million and $3.8 million and $1.1 million and $3.2 million, respectively.

Activity in the Company’s restricted stock for the nine months ended September 30, 2025 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	110,340	$18.26
Granted	75,525	23.93
Vested	(71,642)	20.61
Forfeited/cancelled/expired	(2,639)	19.01
Nonvested as of September 30, 2025	111,584	$20.57

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Stock-Based Compensation – (continued)

As of September 30, 2025, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.2 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2024	189,672		$21.52
Awarded	88,681		19.01
Change in estimate	4,197		32.80
Vested shares	(43,331)		32.80
Forfeited/cancelled/expired	(3,452)		19.01
Unearned as of September 30, 2025	235,767	383,079	$18.74

As of September 30, 2025, the specific number of shares related to performance units that were expected to vest was 235,767, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of September 30, 2025, the maximum number of performance units that ultimately could vest if performance targets were exceeded is 383,079. During the nine months ended September 30, 2025, 43,331 shares vested. A total of 23,754 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the nine months ended September 30, 2025 were 19,577 shares. As of September 30, 2025, compensation cost of approximately $2.4 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2024	181,836	$20.32
Awarded	80,010	19.01
Vested shares	(91,364)	21.35
Unearned as of September 30, 2025	170,482	$19.15

Any forfeitures would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the nine months ended September 30, 2025, 91,364 shares vested. A total of 48,743 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the nine months ended September 30, 2025 were 42,621 shares. As of September 30, 2025, compensation cost of approximately $1.7 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.5 years.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Components of Net Periodic Pension Cost

The Company maintained two defined benefit pension plans, which were frozen on June 30, 2007 and September 30, 2025, respectively. The following table sets forth the net periodic pension cost of the Company’s pension plans for the periods indicated.

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2025	2024
	(dollars in thousands)
Service cost	$486	$-	Salaries and employee benefits
Interest cost	1,004	106	Salaries and employee benefits
Expected return on plan assets	(1,383)	(214)	Salaries and employee benefits
Net amortization	-	43	Salaries and employee benefits
Total periodic pension income	$107	$(65)

	Nine Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2025	2024
	(dollars in thousands)
Service cost	$486	$-	Salaries and employee benefits
Interest cost	1,215	318	Salaries and employee benefits
Expected return on plan assets	(1,843)	(642)	Salaries and employee benefits
Net amortization	-	129	Salaries and employee benefits
Total periodic pension income	$(142)	$(195)

                Contributions

 The Company did not contribute to the Pension Trust for the frozen Center Bancorp plan during the nine months ended September 30, 2025. The Company does not plan on contributing amounts to this Pension Trust for the remainder of 2025. This trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

                 FLIC Merger

In the FLIC merger, the Company acquired a defined benefit pension plan with a net funded status of $11.2 million as of the Acquisition Date. Former FLIC employees were eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service. Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service. The Bank has historically made contributions to the Pension Plan which, when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits. The Bank’s funding method, the unit credit actuarial cost method, is consistent with the funding requirements of applicable federal laws and regulations which set forth both minimum required and maximum tax deductible contributions. Employees became fully vested after four years of participation in the Pension Plan (no vesting occurs during the four year period). An internal management committee oversees the affairs of the pension plan and acts as named fiduciary.

Effective September 30, 2025, the Company froze benefit accruals under this defined benefit pension plan for all participants. The freeze does not affect retirees or vested benefits. The projected benefit obligation was remeasured using a discount rate of 5.41%, increasing the liability by $2.0 million. There were no other changes in assumptions. The freezing of the plan also resulted in the removal of projected salary increase from the liability determination, resulting in a curtailment gain of $3.5 million recognized in other income during the third quarter of 2025. The plan’s funded status improved to 134%.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Components of Net Periodic Pension Cost - (continued)

                 Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at the Acquisition Date:

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

			Weighted
			Average
			Expected
			Long-Term
	Target	% of Plan	Rate of
	Allocation	Assets	Return
Cash equivalents	0% - 1%	0%	N/A
Equity mutual funds	20% - 30%	25%	3.9% - 10.7%
Fixed income mutual funds	70% - 80%	75%	2.5% - 6.8%
		100%	2.8% - 7.8%

The ranges for the weighted average expected long-term rates of return for equity funds, bond funds and total plan assets set forth in the preceding table represent an average of all expected allocation percentile returns. For these purposes the trustee utilizes a third-party capital markets model (the “model”), which forecasts distributions of future returns for a wide array of broad asset classes. The theoretical and empirical foundation of the model is that the returns of various asset classes reflect the compensation investors require for bearing different types of systematic risk. At the core of the model are estimates of the dynamic statistical relationship between risk factors and asset returns, obtained from statistical analysis based on available historical monthly financial and economic data.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (dollars in thousands)	Amount
2026	$3,156
2027	3,293
2028	3,442
2029	3,537
2030	3,627
2031 - 2035	19,505

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Deposits

              Time Deposits

As of September 30, 2025 and December 31, 2024, the Company's total time deposits were $3.0 billion and $2.6 billion, respectively. Included in time deposits were nonreciprocal brokered certificates of deposit of $939.5 million and $907.2 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the contractual maturities of these time deposits were as follows (dollars in thousands):

2025	$1,039,842
2026	1,690,837
2027	156,256
2028	86,777
2029	3,899
thereafter	1,771
Time deposits (before net discount)	$2,979,382

The amount of time deposits with balances greater than or equal to $250,000 was $926.6 million and $731.0 million as of September 30, 2025 and December 31, 2024, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$807,992	4.33%	$660,529	4.51%
1 year through less than 2 years	-	-	2,050	2.23
2 years through less than 3 years	25,234	4.17	260	2.85
3 years through less than 4 years	-	-	25,000	4.18
4 years through 5 years	-	-	-	-
After 5 years	236	2.96	261	2.96
FHLB borrowings – gross	833,462	4.32%	688,100	4.49%
Fair value discount	(19)		(36)
Total FHLB borrowings	$833,443		$688,064

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of September 30, 2025 were primarily collateralized by approximately $3.9 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of September 30, 2025 the Company had a remaining borrowing capacity of approximately $2.0 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 13. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of September 30, 2025 was 7.42%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of September 30, 2025 and December 31, 2024.

As of September 30, 2025
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

During June 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes which were redeemed in full on September 15, 2025, bore interest, since June 15, 2025, at a variable rate equal to the then benchmark rate, which is Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 14. Segment Reporting

Accounting policies for segments are the same as those described in Note 1a. Segment performance is evaluated using Consolidated Bank net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Consolidated Bank		Consolidated Bank
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(dollars in thousands)

Interest income	$187,709	$130,242	$458,528	$389,856
Noninterest income	17,880	4,681	26,494	12,843
Total segment income	$205,589	$134,923	$485,022	$402,699

Less:
Interest expense	79,778	68,045	201,299	203,297
Segment net interest income and noninterest income	125,811	66,878	283,723	199,402
Less:
Provision for credit losses	5,500	3,800	44,700	10,300
Salaries and employee benefits	32,401	22,957	80,212	67,809
Other segment items*	26,540	15,663	90,914	45,405
Income tax (benefit) expense	16,277	6,022	18,449	18,588
Segment consolidated net (loss) income	$45,093	$18,436	$49,448	$57,300

Other segment disclosures
Interest income	$187,709	$130,242	$458,528	$389,856
Interest expense	79,778	68,045	201,299	203,297
Depreciation	1,841	1,100	4,264	3,284
Amortization of core deposit intangibles	3,196	297	4,726	939
Other significant noncash items:
Provision for credit losses	5,500	3,800	44,700	10,300
Segment assets	14,013,611	9,630,812	14,013,611	9,630,812
Total expenses for segment assets	160,496	116,488	435,574	343,400

Reconciliation of assets
Total assets for segment	$14,013,611	$9,630,812	$14,013,611	$9,630,812
Other assets	9,974	8,791	9,974	8,791
Total consolidated assets	$14,023,585	$9,639,603	$14,023,585	$9,639,603

*Occupancy and equipment, professional fees, advertising and promotion, data processing, Federal Deposit Insurance Corporation ("FDIC") insurance premium, merger expenses, amortization of core deposit intangible, insurance expense, restructuring and exit charges and stationery and supplies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2025 and December 31, 2024. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2025, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Results Overview

Net income available to common stockholders for the three months ended September 30, 2025 was $39.5 million, as compared to $15.7 million for the comparable three-month period ended September 30, 2024. The Company’s diluted earnings per share were $0.78 for the three months ended September 30, 2025, as compared with diluted earnings per share of $0.41 for the comparable three-month period ended September 30, 2024. The $23.8 million increase in net income available to common stockholders and the $0.37 increase in diluted earnings per share were due to a $41.1 million increase in net interest income and a $14.7 million increase in noninterest income, which were partially offset by a $20.0 million increase in noninterest expenses, a $10.3 million increase in income tax expense and a $1.7 million increase in the provision for credit losses on loans.

Net income available to common stockholders for the nine months ended September 30, 2025 was $36.4 million compared to $48.9 million for the comparable nine-month period ended September 30, 2024. The Company’s diluted earnings per share were $0.83 for the nine months ended September 30, 2025 as compared with diluted earnings per share of $1.27 for the comparable nine-month period ended September 30, 2024. The $12.5 million decrease in net income available to common stockholders and the $0.44 decrease in diluted earnings per share versus the comparable nine-month period ended September 30, 2024 were due to a $58.3 million increase in noninterest expenses and a $34.4 million increase in provision for credit losses, partially offset by a $64.0 million increase in net interest income and a $16.1 million increase in noninterest income.

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

Fully taxable equivalent net interest income for the third quarter of 2025 increased $41.4 million, or 67.2%, from the third quarter of 2024, due to a 44 basis-point widening of the net interest margin to 3.11% from 2.67%, and a 43.1% increase in average interest earning assets.  The increase in average interest-earning assets was primarily due to the merger with FLIC. The margin also benefited from a 70 basis-point decrease in the average costs of deposits, including noninterest-bearing deposits, partially offset by an increase in cost of subordinated debt.

Fully taxable equivalent net interest income for the nine months ended September 30, 2025 was $249.5 million, an increase of $64.5 million, or 34.8%, from the nine months ended September 30, 2024. The increase primarily resulted from a 37 basis-point increase in the net interest margin to 3.04% from 2.67%. During the nine months ended September 30, 2025, average interest-earning assets increased $1.7 billion, primarily due to the merger with FLIC. The widening of the net interest margin during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024 was primarily due to a 57 basis-point decrease in the average cost of total deposits, including noninterest-bearing deposits, partially offset by the impact of a $200 million long-term subordinated debt issuance during the third quarter of 2025.

The following tables present for the three and nine months ended September 30, 2025 and 2024, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$1,355,775	$14,581	4.27%	$736,946	$6,157	3.32%
Total loans (2) (3) (4)	11,162,060	166,541	5.92	8,123,416	119,805	5.87
Federal funds sold and interest-bearing deposits with banks	605,344	6,644	4.35	304,009	4,056	5.31
Restricted investment in bank stocks	49,264	1,081	8.71	41,667	1,048	10.01
Total interest-earning assets	13,172,443	188,847	5.69	9,206,038	131,066	5.66
Noninterest-earning assets:
Allowance for credit losses	(159,157)			(83,355)
Other noninterest-earning assets	1,037,299			620,170
Total assets	$14,050,585			$9,742,853

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$3,019,848	30,072	3.95	$2,625,329	30,245	4.58
Other interest-bearing deposits	5,889,230	45,137	3.04	3,747,427	33,540	3.56
Total interest-bearing deposits	8,909,078	75,209	3.35	6,372,756	63,785	3.98

Borrowings	783,994	4,550	2.30	717,586	4,239	2.35
Subordinated debentures, net	263,511	5,917	8.91	79,735	1,312	6.55
Finance lease	1,068	16	5.94	1,349	20	5.90
Total interest-bearing liabilities	9,957,651	85,692	3.41	7,171,426	69,356	3.85

Noninterest-bearing demand deposits	2,486,993			1,259,912
Other liabilities	92,049			76,791
Total noninterest-bearing liabilities	2,579,042			1,336,703
Stockholders’ equity	1,513,892			1,234,724
Total liabilities and stockholders’ equity	$14,050,585			$9,742,853
Net interest income (tax-equivalent basis)		103,155			61,710
Net interest spread (5)			2.28%			1.82%
Net interest margin (6)			3.11%			2.67%
Tax-equivalent adjustment		(1,138)			(823)
Net interest income		$102,017			$60,887

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Nine Months Ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$1,014,782	$30,191	3.98%	$732,297	$18,053	3.29%
Total loans (2) (3) (4)	9,508,440	415,289	5.84	8,222,660	361,061	5.87
Federal funds sold and interest-bearing with banks	402,091	13,179	4.38	245,226	9,802	5.34
Restricted investment in bank stocks	44,396	2,758	8.31	46,130	3,390	9.82
Total interest-earning assets	10,969,709	461,417	5.62	9,246,313	392,306	5.67
Noninterest-earning assets:
Allowance for credit losses	(114,013)			(84,012)
Other noninterest-earning assets	795,936			620,705
Total assets	$11,651,632			$9,783,006

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,723,057	81,862	4.02	$2,593,716	87,181	4.49
Other interest-bearing deposits	4,754,333	107,578	3.03	3,721,751	99,097	3.56
Total interest-bearing deposits	7,477,390	189,440	3.39	6,315,467	186,278	3.94

Borrowings	731,587	11,806	2.16	816,918	16,956	2.77
Subordinated debentures	172,106	10,576	8.22	79,609	3,934	6.60
Finance lease	1,139	50	5.87	1,416	62	5.85
Total interest-bearing liabilities	8,382,222	211,872	3.38	7,213,410	207,230	3.84

Demand deposits	1,828,783			1,256,799
Other liabilities	68,837			87,375
Total noninterest-bearing liabilities	1,897,620			1,344,174
Stockholders’ equity	1,371,790			1,225,422
Total liabilities and stockholders’ equity	$11,651,632			$9,783,006
Net interest income (tax-equivalent basis)		249,545			185,076
Net interest spread (5)			2.24%			1.83%
Net interest margin (6)			3.04%			2.67%
Tax-equivalent adjustment		(2,889)			(2,450)
Net interest income		$246,656			$182,626

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $19.4 million for the three months ended September 30, 2025, compared with $4.7 million for the three months ended September 30, 2024. During the third quarter of 2025, the Company realized a $6.6 million one-time benefit related to the employee retention tax credit ("ERTC"), a federal program under the CARES Act intended to encourage employee retention during the COVID-19 pandemic.  Additionally, the Company also recognized a $3.5 million defined benefit pension plan curtailment gain.  The gain resulted from freezing the FLIC defined benefit pension plan during the quarter.  Excluding the ERTC and defined pension plan curtailment gain, noninterest income increased by $4.6 million during the third quarter compared to the third quarter of 2024.  The increase was due to a $2.0 million increase in deposit, loan and other income, a $1.2 million increase in net gains on equity securities, a $0.8 million increase in bank owned life insurance ("BOLI") income and a $0.5 million increase in net gains on sale of loans held-for-sale (primarily SBA loans). The increases in deposit, loan and other income and BOLI income were primarily due to the merger with FLIC.

Noninterest income totaled $29.0 million for the nine months ended September 30, 2025, compared with $13.0 million for the nine months ended September 30, 2024. Excluding the aforementioned ERTC and defined pension plan curtailment gain, noninterest income increased by $6.0 million during the nine months ended compared to the comparable period of 2024.  The $6.0 million increase in noninterest income during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024 was primarily due to a $3.3 million increase in deposit, loan and other income, a $2.2 million increase in net gains on equity securities and a $1.1 million increase in BOLI income, partially offset by a $0.8 million decrease in net gains on sale of loans held-for-sale.

Noninterest Expenses

Noninterest expenses totaled $58.7 million for the three months ended September 30, 2025, compared with $38.6 million for the three months ended September 30, 2024. The $20.0 million increase in noninterest expenses for the third quarter of 2025 when compared to the third quarter of 2024 was primarily due to a $9.4 million increase in salaries and employee benefits, a $2.9 million increase in amortization of core deposit intangibles, a $2.2 million increase in occupancy and equipment expenses and a $1.2 million increase in merger expenses. The variances from the third quarter of 2025 to the third quarter of 2024 were primarily due to the merger with FLIC.

Noninterest expenses totaled $171.6 million for the nine months ended September 30, 2025, compared with $113.3 million for the nine months ended September 30, 2024. The $58.3 million increase in noninterest expenses during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024 was primarily due to a $33.2 million increase in merger expenses, a $12.4 million increase in salaries and employee benefits, a $3.8 million increase in amortization of core deposit intangibles. a $2.5 million increase in occupancy and equipment expenses, a $1.9 million increase in professional and consulting expenses,  a $1.6 million increase in information technology and communications expenses, a $1.0 million in restructuring and exit charges, a $0.8 million increase in FDIC expense, a $0.3 million BOLI restructuring charge, a $0.5 million increase in other expenses and a $0.3 million increase in marketing and advertising. The increases when compared to the nine months ended September 30, 2024 were primarily due to the merger with FLIC.

Income Taxes

Income tax expense was $16.3 million for the third quarter of 2025, resulting in an effective tax rate of 28.2%. This compares to an income tax expense of $6.0 million and an effective tax rate of 26.0% in the third quarter of 2024.  The increase in income tax expense when compared to the third quarter of 2024 was primarily due to higher taxable income, resulting from the merger with FLIC.

   Income tax expense was $18.5 million for the nine months ended September 30, 2025, resulting in an effective tax rate of 31.0%. This compares to an income tax expense of $18.6 million and an effective tax rate of 25.8% in the nine months ended September 30, 2024.  Income tax expense for the nine months ended September 30, 2025 includes a $3.0 million estimated state tax liability resulting from intercompany dividends. Excluding that charge, the effective tax rate for the nine months ended September 30, 2025 was 26.0%.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	September 30, 2025		December 31, 2024		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,622,975	14.3%	$1,532,730	18.5%	$90,245
Commercial real estate	7,721,070	68.3	5,880,679	71.0	1,840,391
Commercial construction	728,615	6.4	616,246	7.4	112,369
Residential real estate	1,233,305	10.9	249,691	3.0	983,614
Consumer	2,166	0.1	1,136	0.1	1,030
Gross loans	$11,308,131	100.0%	$8,280,482	100.0%	$3,027,649

As of September 30, 2025, gross loans totaled $11.3 billion, an increase of $3.0 billion or 36.6% compared to December 31, 2024. The increases in the loan segments were primarily due to the merger with FLIC.

While the previous table reflects the classification of our loans by loan portfolio segment, the following tables present further disaggregation of our commercial real estate portfolio along with applicable weighted average loan-to-value ratios, typically determined at loan origination.

	September 30, 2025		December 31, 2024
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$3,461,256	57%	$2,496,508	61%
Nonowner-occupied	2,662,386	52	1,965,044	53
Owner-occupied	1,414,862	51	1,101,034	52
Land loans	295,276	48	317,524	45
Total commercial real estate loans (before fair value adjustment)	$7,833,780	54%	$5,880,110	56%
Fair value adjustment (discount)/premium	(112,710)		569
Total commercial real estate loans	$7,721,070		$5,880,679

The tables above are further broken down in the following tables by geography:

	September 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,644,974	47.5%	$1,588,891	63.6%
New York	1,510,209	43.6	713,651	28.6
Florida	41,020	1.2	7,732	0.3
Connecticut	36,257	1.1	36,486	1.5
All Other States	228,796	6.6	149,748	6.0
Total multifamily loans (before fair value adjustment)	$3,461,256	100.0%	$2,496,508	100.0%

	September 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$770,921	29.0%	$796,785	40.5%
New York	1,470,130	55.2	730,145	37.2
Florida	206,110	7.7	162,184	8.3
Connecticut	69,848	2.6	47,083	2.4
All Other States	145,377	5.5	228,847	11.6
Total nonowner occupied (before fair value adjustment)	$2,662,386	100.0%	$1,965,044	100.0%

	September 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$505,106	35.7%	$509,151	46.3%
New York	610,080	43.1	312,514	28.4
Florida	72,345	5.1	46,540	4.2
Connecticut	29,343	2.1	36,636	3.3
All Other States	197,988	14.0	196,193	17.8
Total owner-occupied (before fair value adjustment)	$1,414,862	100.0%	$1,101,034	100.0%

	September 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$102,451	34.7%	$78,429	24.7%
New York	63,179	21.4	110,967	35.0
Florida	122,867	41.6	125,523	39.5
Connecticut	-	0.0	-	-
All Other States	6,779	2.3	2,605	0.8
Total land (before fair value adjustment)	$295,276	100.0%	$317,524	100.0%

In addition, the following tables present further details with respect to our nonowner-occupied and owner-occupied borrower concentrations included in the commercial real estate segment.

	September 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$811,322	30.5%	$612,431	31.1%
Office	584,033	21.9	420,059	21.4
Warehouse/Industrial	293,069	11.0	213,842	10.9
Mixed Use	222,345	8.4	127,604	6.5
Other	751,617	28.2	591,108	30.1
Total nonowner-occupied (before fair value adjustment)	$2,662,386	100.0%	$1,965,044	100.0%

	September 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$221,098	15.6%	$203,119	18.4%
Office	132,489	9.4	94,821	8.6
Warehouse/Industrial	378,032	26.7	247,413	22.5
Mixed Use	128,332	9.1	126,783	11.5
Other	554,911	39.2	428,898	39.0
Total owner-occupied (before fair value adjustment)	$1,414,862	100.0%	$1,101,034	100.0%

Allowance for Credit Losses and Related Provision

The ACL is an estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The methodology for determining the ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statement of Financial Condition.

As of September 30, 2025, the Company’s ACL was $156.5 million, an increase of $73.8 million from $82.7 million as of December 31, 2024. The increase was primarily due to the FLIC merger with $43.3 million of allowance being recorded through goodwill related to the purchased credit-deteriorated loans and $27.4 million reflecting the initial provision for credit losses.

The provision for credit losses, which includes a provision for unfunded commitments, for the three and nine months ended September 30, 2025 was $5.5 million and $44.7 million, respectively, compared to $3.8 million and $10.3 million, for the three and nine months ended September 30, 2025 and September 30, 2024, respectively. Included in the provision for credit losses for the nine months ended September 30, 2025 was $27.4 million in initial provision for credit losses related to the FLIC merger. In each of the periods presented, the provision for credit losses also reflected net, organic loan growth, charges related to individually evaluated loans and changing macroeconomic forecasts and conditions.

There were $5.1 million and $13.5 million in net charge-offs for the three and nine months ended September 30, 2025 compared with $3.5 million and $9.9 million in net charge-offs for the three and nine months ended September 30, 2024 respectively.

The level of the allowance for the respective periods of 2025 and 2024 reflects the credit quality within the loan portfolio, expected loan maturity dates, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of September 30, 2025 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following table for the periods indicated.

	Three Months Ended
	September 30,
	2025	2024
	(dollars in thousands)
Average loans receivable	$11,161,742	$8,123,334
Analysis of the ACL:
Balance - beginning of period	$156,190	$82,077
Charge-offs:
Commercial	(473)	(1,923)
Commercial real estate	(4,700)	(1,636)
Total charge-offs	(5,173)	(3,559)
Recoveries:
Commercial	22	22
Commercial real estate	-	31
Residential real estate	15	-
Total recoveries	37	53
Net charge-offs	(5,136)	(3,506)
Provision for credit losses – loans:
Operating provision for credit losses	5,445	3,923
Balance - end of period	$156,499	$82,494

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.18%	0.17%
Loans receivable	$11,303,636	$8,111,976
ACL as a percentage of loans receivable	1.38%	1.02%
ACL excluding nonaccretable credit mark as a percentage of loans receivable	1.00%	1.02%

	Nine Months Ended
	September 30,
	2025	2024
	(dollars in thousands)
Average loans receivable	$9,508,130	$8,222,543
Analysis of the ACL:
Balance - beginning of period	$82,685	$81,974
Charge-offs:
Commercial	(3,484)	(2,223)
Commercial real estate	(10,282)	(8,116)
Consumer	(1)	-
Total charge-offs	(13,767)	(10,339)
Recoveries:
Commercial	200	369
Commercial real estate	90	31
Residential real estate	20	-
Total recoveries	310	400
Net charge-offs	(13,457)	(9,939)
Provision for credit losses – loans:
Initial provision related to acquisition	27,307	-
Operating provision for credit losses	16,628	10,459
Nonaccretable credit marks on PCD loans	43,336	-
Balance - end of period	$156,499	$82,494

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.19%	0.16%
Loans receivable	$11,303,636	$8,111,976
ACL as a percentage of loans receivable	1.38%	1.02%
ACL excluding nonaccretable credit mark as a percentage of loans receivable	1.00%	1.02%

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early on, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate ACL at all times.

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on nonaccrual loans are generally applied against principal. A loan may be restored to an accruing basis when all past due amounts have been collected. Loans past due 90 days or more, which are both well-secured and in the process of collection, may remain on an accrual basis.

Nonperforming assets include nonaccrual loans and other real estate owned ("OREO"). Nonaccrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of uncollectible amounts of loans at the point they become past due 90 days.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Nonaccrual loans	$39,671	$57,310
OREO	-	-
Total nonperforming assets (1)	$39,671	$57,310

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.35%	0.69%
Nonperforming assets to total assets	0.28	0.58

Purchased Credit-Deteriorated Loans

As of September 30, 2025, the Company's recorded investment in PCD loans totaled $269.7 million. PCD loans, or purchased credit deteriorated loans, are defined by the CECL standard as acquired financial loans that, at the time of acquisition, have experienced a more-than-insignificant deterioration in credit quality since their origination. The Company, with the assistance of independent third-party loan review experts, identified such deterioration by considering various factors. These factors included, but were not limited to, nonperforming status, payment history and delinquency, risk rating, debt service coverage ability, and rate repricing risk. The resulting PCD designated loans include multifamily loans, commercial real estate, commercial loans, and residential real estate.

Within the PCD loan portfolio as of September 30, 2025, there is a pool of rent-regulated loans amounting to $200.5 million. These loans are associated with multifamily properties located in the five boroughs of New York City, most of which are entirely or predominantly rent-regulated. This specific pool is subject to unique stressors, primarily due to the 2019 New York rent laws, which restricted rent increases while operating in an environment of escalating expenses.

A $43.3 million nonaccretable mark and a $34.4 million accretable fair value mark were recorded as of the Acquisition Date. The accretion associated with the fair value mark added approximately 4 basis points to the net interest margin for the current quarter.

Our determination of PCD classification and initial allowance involved significant judgment. Key assumptions included expected remaining life, default rates, recoveries, and economic scenarios. We continue to monitor roll‑off and performance of the PCD portfolio in our quarterly review process.

Investment Securities

As of September 30, 2025, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended September 30, 2025, average securities, on an amortized cost basis, increased by $735.5 million to $1.4 billion, or 10.3% of average total interest-earning assets, from $736.9 million, or 8.0% of average interest-earning assets, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, average securities, on an amortized cost basis increased by $731.3 million to approximately $1.0 billion, or 9.3% of average total interest-earning assets, from approximately $732.3 million, or 7.9% of average interest-earning assets, for the nine months ended September 30, 2024.

As of September 30, 2025, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $47.2 million as compared with net unrealized losses of $69.6 million as of December 31, 2024. The decrease in unrealized losses is predominantly attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an ACL is recognized in OCI, net of applicable taxes. The Company did not record an ACL for available-for-sale securities as of September 30, 2025.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2025 and December 31, 2024, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of September 30, 2025.

Based on our model, which was run as of September 30, 2025, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 4.05%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 1.81%. As of December 31, 2024, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 8.02% while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 3.56%.

Based on our model, which was run as of September 30, 2025, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 1.46%, while a 100 basis-point instantaneous and parallel decrease in interest rates would decrease net interest income by 2.00%. As of December 31, 2024, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 2.08%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 0.37%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis points and down 100 basis points. The EVE is likely to be different as interest rates change. Our EVE as of September 30, 2025, would decrease by 4.99% with an instantaneous and parallel rate shock of up 200 basis points, and decrease by 0.89% with an instantaneous and parallel rate shock of down 100 basis points. Our EVE as of December 31, 2024, would decrease by 7.87% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 1.67% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year net interest income ("NII") sensitivity as of September 30, 2025.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,644,204	$(166,923)	(9.22)	300	$406,105	$(29,181)	(6.70)
+200	1,720,753	(90,374)	(4.99)	200	417,665	(17,621)	(4.05)
+100	1,796,311	(14,816)	(0.82)	100	428,966	(6,320)	(1.45)
0	1,811,127	-	-	0	435,286	-	-
-100	1,794,922	(16,205)	(0.89)	-100	443,182	7,896	1.81
-200	1,731,424	(79,703)	(4.40)	-200	452,655	17,369	3.99
-300	1,618,634	(192,493)	(10.63)	-300	459,125	23,839	5.48

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

As of September 30, 2025, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2025, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $974.2 billion, which represented 7.0% of total assets and 8.0% of total deposits and borrowings, compared to $799.7 million as of December 31, 2024, which represented 8.1% of total assets and 9.4% of total deposits and borrowings. As of September 30, 2025, not included in the above liquid assets were securities with a market value of $99.1 million which were pledged to the FHLB and securities with a market value of $139.8 million which were pledged to the Federal Reserve Bank of New York, which supported aggregate unutilized borrowing capacity of $227.0 million and $95.2 million, respectively as of September 30, 2025 and December 31, 2024.

The Bank is a member of the FHLB of New York and, based on available qualified collateral as of September 30, 2025, had the ability to borrow $3.9 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $2.1 billion as of September 30, 2025. In addition, as of September 30, 2025, the Bank had in place borrowing capacity of $280 million through correspondent banks and other unsecured borrowing lines. As of September 30, 2025, the Bank had aggregate available and unused credit of approximately $4.4 billion, which represents the aforementioned facilities totaling $6.2 billion net of $1.8 billion in outstanding borrowings and letters of credit. As of September 30, 2025, outstanding commitments for the Bank to extend credit were approximately $1.5 billion.

Cash and cash equivalents totaled $542.7 million as of September 30, 2025, increasing by $186.2 million from $356.5 million as of December 31, 2024. Operating activities provided $58.7 million in net cash. Investing activities used $46.2 million in net cash, a net increase in loans $102.0 million and a net increase in cash acquired related to FLIC of $54.9 million. Financing activities provided $173.7 million in net cash, primarily reflecting a net increase in deposits of $297.2 million and proceeds from issuance of subordinated debt of $200.0 million, partially offset by net repayments of FHLB borrowings of $215.0 million.

Deposits

Deposits are our primary source of funds. Noninterest bearing demand deposit products include “Totally Free Checking” and “Simply Better Checking” for consumer clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both consumer and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts offer paper and/or electronic statements. Time deposits constitute non-retirement and IRA accounts, generally with initial maturities ranging from 31 days to 60 months, and brokered certificate of deposits, which we use for asset liability management purposes and to supplement other sources of funding. Many of our deposit products can be accessed through both our branches and online to provide ease of access to our clients and communities.

Certificate of Deposit Account Registry Service ("CDARS")/Insured Cash Sweep Accounts ("ICS") reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC ("the Network"). Clients, who are FDIC insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits for certain reporting requirements. The Bank also utilizes internet listing services deposits which are obtained through the use of websites such as Rateline or QwickRate.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Quarter-to-Date Average September 30, 2025		Quarter-to-Date Average September 30, 2024
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$2,486,993	-%	$1,259,912	-%
Demand, interest-bearing & NOW	4,939,455	3.05	3,239,244	3.59
Savings	949,775	3.01	508,183	3.39
Time	3,019,848	3.95	2,625,329	4.58
Total average deposits	$11,396,071	2.62%	$7,632,668	3.32%

Average total deposits increased by $3.8 billion, or 49.3%, during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The increase in total average deposits was due to a $1.7 billion increase in interest-bearing demand deposits, a $1.3 billion increase in noninterest-bearing deposits, a $0.4 billion increase in savings deposits and a $0.4 billion increase in time deposits. The increase in all quarter-to-date average deposit categories was primarily due to the merger with FLIC.

The increase in average time deposits of $0.4 billion during the three months ended September 30, 2025 was primarily due to a $0.3 billion increase in retail time deposits and a $0.1 billion dollar increase in nonreciprocal brokered certificates of deposit.  Average nonreciprocal brokered certificates of deposit included in total time deposits were $1.0 billion and $0.9 billion during the three months ended September 30, 2025 and September 30, 2024, respectively.

Average aggregate demand deposits included $1.1 billion and $1.2 billion in ICS reciprocal deposits during the three months ended September 30, 2025 and September 30, 2024, respectively.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Year-to-Date Average September 30, 2025		Year-to-Date Average September 30, 2024
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,828,783	-%	$1,256,799	-%
Demand, interest-bearing & NOW	3,958,422	3.01	3,244,714	3.60
Savings	795,911	3.12	477,037	3.25
Time	2,723,057	4.02	2,593,716	4.49
Total average deposits	$9,306,173	2.72%	$7,572,266	3.29%

Average total deposits increased by $1.7 billion, or 22.9%, during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The increase in total average deposits was attributed to a $0.7 billion increase in interest-bearing demand deposits, a $0.6 billion increase in noninterest-bearing deposits, a $0.3 billion increase in savings deposits and a $0.1 billion increase in time deposits. The increase in all the year-to-date average deposit categories was primarily due to the merger with FLIC.

The increase in average time deposits of $0.1 billion during the nine months ended September 30, 2025 was primarily due to a $0.1 billion increase in retail time deposits.  Average nonreciprocal brokered certificates of deposit included in total time deposits were $0.9 billion for both the nine months ended September 30, 2025 and September 30, 2024.

Average aggregate demand deposits included $1.1 billion and $1.2 billion in ICS reciprocal deposits during the nine months ended September 30, 2025 and September 30, 2024, respectively.

The beta, which is the measurement of deposit rate sensitivity in response to market rate changes, on nonreciprocal brokered certificates of deposit tends to be higher than that of ICS and CDARS reciprocal deposits, as nonreciprocal brokered certificates of deposit are more directly correlated to prevailing market rates of interest, while ICS and CDARs reciprocal deposits reflect the Bank’s relationship with reciprocal deposit clients and are more driven by a desire for FDIC insurance coverage than market leading rates.

The following table sets forth information related to the uninsured deposit balances of the Bank.

	September 30, 2025	December 31, 2024
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,492,119	$11,996,115
Estimated uninsured deposits	4,982,896	6,883,241

The Company, on a consolidated basis:
Total deposits	$11,369,295	$7,820,114
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	4,774,086	2,713,019

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	September 30, 2025		December 31, 2024
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$2,513,102	22.1%	$1,422,044	18.2%
Demand, interest-bearing & NOW	4,892,367	43.0	3,248,731	41.5
Savings	985,874	8.7	592,139	7.6
Time	2,977,952	26.2	2,557,200	32.7
Total deposits	$11,369,295	100.0%	$7,820,114	100.0%

Total deposits increased by $3.5 billion, or 45.4%, when compared to December 31, 2024. The increase in total deposits was primarily due to a $1.6 billion increase in interest-bearing demand deposits, a $1.1 billion increase in noninterest-bearing demand deposits, a $0.4 billion increase in time deposits and a $0.4 billion increase in savings deposits. The increase in all deposit categories was primarily due to the merger with FLIC.

Aggregate demand deposits included $1.1 billion in ICS reciprocal deposits as of both September 30, 2025 and December 31, 2024.

Included in time deposits were nonreciprocal brokered certificates of deposit of $0.9 billion as of both September 30, 2025 and December 31, 2024.

    As of September 30, 2025, we held $888.8 million of time deposits with balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of September 30, 2025:

September 30, 2025
(dollars in thousands)
3 months or less	$335,859
Over 3 to 6 months	215,438
Over 6 to 12 months	234,895
Over 12 months	102,642
Total	$888,834

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Parent Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures' floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of September 30, 2025 was 7.42%.

During June 2020, the Parent Corporation issued $75 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes, which were redeemed in full on September 15, 2025, bore interest, since June 15, 2025, at a variable rate equal to the then benchmark rate, which is Three-Month Term SOFR (as defined in the Second Supplemental Indenture), plus 560.5 basis points.

During May 2025, the Parent Corporation issued $200 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2025 Notes"). The 2025 Notes bear interest at 8.125% annually from, and including, the date of initial issuance up to but excluding June 1, 2030 or the date of earlier redemption, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2025. From and including June 1, 2030 through maturity or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term SOFR, plus 441.5 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2030. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

Stockholders’ Equity

The Company’s stockholders’ equity increased by $296.6 million when compared to December 31, 2024. The increase in total stockholders’ equity was primarily due to an increase in common stock of $270.8 million, which represented the fair value stock consideration issued for the FLIC merger, an increase in retained earnings of $13.5 million, and a decrease in the accumulated other comprehensive loss of $10.7 million. As of September 30, 2025, the Company’s tangible common equity ratio and tangible book value per share were 8.36% and $22.85, respectively, compared to 9.49% and $23.92, respectively, as of December 31, 2024. Total goodwill and other intangible assets were $278.7 million as of September 30, 2025, and $213.0 million as of December 31, 2024.

The following table reconciles common equity to tangible common equity and the tangible common equity ratio.

	September 30, 2025	December 31, 2024
	(dollars in thousands, except for per share data)
Stockholders equity	$1,538,344	$1,241,704
Less: preferred stock	(110,927)	(110,927)
Common equity	$1,427,417	$1,130,777
Less: intangible assets	(278,730)	(213,011)
Tangible common stockholders’ equity	$1,148,687	$917,766

Total assets	$14,023,585	$9,879,600
Less: intangible assets	(278,730)	(213,011)
Tangible assets	$13,744,855	$9,666,589

Common stock outstanding at period end	50,273,089	38,370,317

Tangible common equity ratio (1)	8.36%	9.49%

Book value per common share	$28.39	$29.47
Less: intangible assets	5.54	5.55
Tangible book value per common share	$22.85	$23.92

(1)	Tangible common equity ratio is tangible common equity divided by tangible assets and is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2025 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025	(dollars in thousands)
Tier 1 leverage capital	$1,293,585	9.35%	$553,291	4.00%	N/A	N/A
CET I risk-based ratio	1,177,503	10.17	520,944	4.50	N/A	N/A
Tier 1 risk-based capital	1,293,585	11.17	694,592	6.00	N/A	N/A
Total risk-based capital	1,606,662	13.88	926,122	8.00	N/A	N/A

N/A - not applicable

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025			(dollars in thousands)
Tier 1 leverage capital	$1,430,511	10.35%	$552,814	4.00%	$691,018	5.00%
CET I risk-based ratio	1,430,511	12.37	520,495	4.50	751,826	6.50
Tier 1 risk-based capital	1,430,511	12.37	693,993	6.00	925,324	8.00
Total risk-based capital	1,547,066	13.38	925,324	8.00	1,156,656	10.00

As of September 30, 2025, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Capital Ratio which was 2.67% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.88% above the minimum buffer ratio.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 28, 2024, FLIC filed an 8-K disclosing that its subsidiary, FNBLI was notified by a customer of suspicious wire transfer activity in July 2024 involving the customer's bank accounts. According to the 8-K, the wire transfer activity arose as the result of unauthorized access to banking information within the customer's control. FLIC completed an investigation with the assistance of a digital forensic investigations firm, which did not yield evidence of unauthorized network activity.

The net amount of funds at issue, after the initial return of recalled wires, involved in the suspicious wire transfer activity is approximately $11.1 million.

On January 22, 2025, the customer filed suit against FLIC and FNBLI claiming damages of approximately $11.1 million. The Company and the Bank, as the successors to FLIC and FNBLI, vehemently disagree with the customer’s allegations and intend to vigorously defend these claims.

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended September 30, 2025, the Company did not repurchase any shares. As of September 30, 2025, shares remaining for repurchase under the program were 641,118.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: November 3, 2025		Date: November 3, 2025