Form 10-K
period 2025-12-31
ConnectOne Bancorp, Inc.
filed 2026-02-24
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - $1.1 billion.

Shares Outstanding on February 24, 2026
Common Stock, no par value: 50,273,382 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2026 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Item 1 - Business – Forward Looking Statements” and “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

On May 31, 2019, the Company, through the Bank, completed its purchase of all of the assets of New York/Boston-based BoeFly, LLC and contributed them to its newly formed subsidiary, BoeFly, Inc (“BoeFly”). BoeFly is the Bank’s business-to-business fintech subsidiary, providing a marketplace that connects franchisors, franchisees, and lenders. The platform utilizes proprietary technology for franchisee applicant vetting and facilitates efficient access to capital by referring qualified loan opportunities to both the Bank and an expanded network of external referral partners.

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

On June 1, 2025 (the “Acquisition Date”), the Company completed the acquisition of The First of Long Island Corporation (“FLIC”), the parent company for The First National Bank of Long Island (“FNBLI”), in accordance with the definitive Agreement and Plan of Merger dated as of September 4, 2024 (the “Merger Agreement”). Pursuant to the Merger Agreement, on the Acquisition Date, FLIC merged with and into the Company, with the Company continuing as the surviving corporation, and FNBLI merged with and into the Bank, with the Bank as the surviving bank (collectively, the “merger”). As part of this merger, the Company acquired 36 branch offices located in Nassau and Suffolk Counties of Long Island, and the boroughs of New York City.

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

Except as described above, the Company’s direct and indirect subsidiaries are all included in the Company’s consolidated financial statements. These subsidiaries include BoeFly, an advertising subsidiary, a financial services company, and various investment subsidiaries which hold, maintain and manage investment assets for the Company. The Company’s subsidiaries also include two Real Estate Investment Trust (each, a “REIT”) each of which holds a portion of the Company’s real estate loan portfolio. All subsidiaries mentioned above are directly or indirectly wholly owned by the Company, except that the Company indirectly owns less than 100% of the preferred stock of each REIT. A REIT must have 100 or more individual shareholders. Each REIT has issued non-voting preferred stock to individuals, primarily Bank personnel and directors and former personnel of FLIC.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at https://www.connectonebank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website is the Company’s corporate Code of Conduct that applies to all of the Company’s employees, including principal officers and directors. In addition, the Investor Relations section of the Company’s website provides access to our primary governance documents, including charters for the Audit, Risk, Nominating and Corporate Governance, and Compensation Committees. Also available are the Company’s Corporate Governance Guidelines, Code of Ethics, and key policies regarding Compensation Recoupment, Anti-Harassment & Discrimination, and Equal Employment Opportunity.

The Company will provide, without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to:

ConnectOne Bancorp, Inc.

Attention: Investor Relations

301 Sylvan Avenue

Englewood Cliffs, New Jersey 07632

Narrative Description of the Business

ConnectOne Bancorp, Inc. is a modern financial services company with $14.0 billion in assets. It operates primarily through its bank subsidiary, ConnectOne Bank.

ConnectOne Bank is a high-performing commercial bank offering a full suite of deposit and loan products and services to the general public, primarily to small and mid-sized businesses, local professionals and individuals residing, working and conducting business in the New York Metropolitan area and the Florida market served by our West Palm Beach office and Orlando loan production office. The Bank’s continuous investments in technology coupled with top talent allow ConnectOne to operate a “branch-lite” model, making for a highly efficient operating environment.

BoeFly, a wholly owned subsidiary of ConnectOne Bank, is a fintech marketplace that connects borrowers in the franchise space with funding solutions through a network of partner banks, including the Bank.

Our Market Area

ConnectOne Bank's offices are located primarily in the New York metro market and span New Jersey, New York City, Long Island, and the Hudson Valley, including Rockland, Orange, and Westchester Counties. Through high tech tools and services, the Bank is able to extend its reach by supporting clients as they move into new markets, such as Florida where we opened an office in West Palm Beach in August 2022 and a loan production office in 2025. Our market area includes some of the most robust markets in the United States. The Bank's goal is to continue to expand and do business to support our clients as they grow. Advances in technology have created new delivery channels that allow us to service clients and maintain business relationships with a reduced-branch model, establishing regional offices that serve as business hubs. The Bank's experience has shown that the key to client acquisition and retention is attracting quality business relationship officers who will frequently go to the client, rather than having the client come to us.

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

Noninterest bearing demand deposit products include “Totally Free Checking” and “Simply Better Checking” for consumer clients and “Small Business Checking” and “Analysis Checking” for commercial clients. Interest-bearing checking accounts require minimum balances for both consumer and commercial clients and include “Consumer Interest Checking” and “Business Interest Checking”. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts offer paper and/or electronic statements. Time deposits ("TD") are for non-retirement and IRA accounts, generally with initial maturities ranging from 31 days to 60 months, and brokered TDs, which we use for asset liability management purposes and to supplement other sources of funding. Many of our deposit products can be accessed through both our branches and online to provide ease of access to our clients and communities. For clients that are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, we participate in the IntraFi Network LLC, formerly known as the Promontory Interfinancial Network, and, to a lesser extent the National Bank InterDeposit Company (“NBID”) network, which is operated by ModernFi. Through these networks, Clients are able to place large dollar deposits with the Company and the Company utilizes or will utilize CDARS and/or NBID to place those funds into certificates of deposit issued by other banks in the respective networks. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the standard insured dollar amount. Unless certain conditions are satisfied, the FDIC considers these funds as brokered deposits.

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

We offer consumer and commercial business loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. As part of a strategic initiative to grow our residential portfolio and increase our volume of loan sales, the Company is building an enhanced lending team focused on originating loans secured by 1-4 family properties and investing in technology to support those efforts. However, we are not and have not historically been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as business assets including accounts receivable, inventory and equipment. These facilities can also be secured by cash balances with the Bank, marketable securities held by or under the control of the Bank, and commercial and residential real estate.

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multifamily properties, to purchase or refinance such properties, as well as land loans. Residential mortgages include loans secured by first liens on 1-4 family, 1-4 family investment properties, condominium and cooperative residential real estate to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a credit policy granting designated lending authorities to the Management Credit Committee and specific officers of the Bank. The Management Credit Committee is comprised of six members of senior management, including the Bank President, Chief Credit Officer, Chief Lending Officer, two Senior Credit Officers and one Managing Director. The officers are comprised of the Chief Executive Officer, Bank President, Chief Credit Officer, Chief Lending Officer, Senior Credit Officers, Managing Directors, Team Leaders and the Consumer Loan Officers. All loan approvals require the signatures of a minimum of two officers. The Management Credit Committee (Bank President, Chief Credit Officer, Chief Lending Officer, two Senior Credit Officers and one Managing Director) can approve loans up to $100 million in aggregate loan exposure with no policy exceptions. Furthermore, the Management Credit Committee has authority to approve unsecured loan amounts without policy exceptions up to $40 million. The Senior Lending Group (Chief Executive Officer, President, Chief Credit Officer and Chief Lending Officer) can approve loans up to $40 million in aggregate loan exposure with no policy exceptions. Furthermore, the Senior Lending Group has authority to approve unsecured loan amounts without policy exceptions up to $10 million. Loans to insiders must be approved by the entire Board of Directors.

The Bank’s lending policies generally provide for lending within our primary trade area. However, the Bank will make loans to people outside of our primary trade area when we deem it prudent to do so. To promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with higher net worth and income profiles. The Bank generally requires loan clients to maintain deposit accounts with the Bank. In addition, the Bank generally provides a minimum required rate of interest in its variable rate loans. The Bank’s legal lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for credit losses) for most loans totaling $237.9 million) and 25% of the capital base for loans secured by readily marketable collateral totaling  $396.5 million). As of December 31, 2025, the Bank’s largest committed relationship (to several affiliated borrowers) was $223.0 million, and the single largest loan outstanding was $88.0 million.

Competition

The banking business is highly competitive. We face substantial immediate competition and potential future competition both in attracting deposits and in originating loans. We compete with numerous commercial banks, savings banks and savings and loan associations, many of which have assets, capital and lending limits larger than those that we have. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities. In addition, the banking industry in general faces competition for deposit, credit and money management products from non-bank technology firms, or fintech companies which may offer products independently or through relationships with insured depository institutions.

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

Human Capital

The Company strives to be an employer of choice by creating a working environment that fosters excellence, creativity and professional growth. We strive to challenge our employees to be the best they can be and to provide them with the tools and training they need to help fulfill their critical service mandate. We endeavor to build a team of financial experts and relationship specialists with diverse experience who understand the demands of a successful business and are prepared to meet them.

Demographics: As of December 31, 2025, we had 750 full-time employees and 6 part-time and temporary employees. The employees are not represented by a collective bargaining unit.

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

●	May take classes to attain job specific certifications to help with career development;

●	May take continuing education classes related to other positions and operations at the Company;

●	May take business related continuing education classes at partner community colleges and other institutions;

●	May participate in career mentoring programs in which employees meet with senior officers of the Company to discuss career development; and

●	May participate in a tuition reimbursement program under which the Company will reimburse employees for up to $5,250 in tuition expenses related to approved business-related course work at any school.

During 2025, 210 employees participated in our leadership and mentoring programs within ConnectOne University.

Through ConnectOne University, we also sponsor two employees each year to attend the Stonier Graduate School of Banking. This is a competitive process requiring an employee to be nominated by the employee’s manager and then participate in a panel interview.

●

We offer our employees a full benefits program, including health insurance, flexible spending accounts, a 401(k) plan with the Company matching employee contributions up to 5.0% of the employee’s compensation or $17,250, whichever is lower, and an employee discount program under which our employees get discounts at various retailers and service providers.

●

We request employee feedback and concerns through our annual Employment Engagement Survey. The results of this survey are presented to our senior management group for the identification of action items to be implemented. During 2025, approximately 94% of our employees participated in the Engagement Survey.

Health and Safety: The safety, health and well-being of our employees is a top priority. The Bank has established wellness programs that include a Preventative Care Incentive Program, vaccination time-off, as well as health programs & service discounts.

Benefits & Employee Retention; Employee Integration: We offer a wide variety of benefits and incentive rewards to attract, engage, retain and motivate talent. Included are competitive wages, performance based-bonuses and incentive based-compensation, stock awards, 401(k) Plan with competitive match, medical/dental/vision plans, insurance benefits, voluntary benefits, commuter benefits, health savings accounts, flexible spending accounts, tuition reimbursement, paid time-off, disability, sick/family leave and in addition, we have employee appreciation events that include team building events, community events, softball games, food truck days, and annual “Amazing” award celebrations. Employee retention helps us to operate efficiently and is key to our ability to compete against larger competitors.

The Bank also has Employee Assistance Programs, which provide work/life assistance and resources for all full-time employees. All services are provided confidentially and at no additional cost. The Bank encourages a work/life balance by offering hybrid scheduling that combines working remotely, as well as the ability to work out of our offices.

In connection with our merger with FLIC, 206 FLIC employees, the overwhelming majority of FLIC employees, joined us effective June 1, 2025. Both prior to the closing of the transaction and immediately after the closing of the transaction, we undertook extensive efforts to integrate the former FLIC employees, including extensive education and training programs, mentorship programs and pairing former FLIC employees with CNOB navigators to assist with their transition to employment with CNOB. We were successful in integrating these new employees, which increased our employee base by approximately 28%.

Promotions: We focus on promoting employees from within and leveraging their knowledge of the organization as we continue to grow our Bank. In 2025, 96 employees were promoted into new roles.

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

The Holding Company Act prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than 5% of the voting stock of any other bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB, embodied in FRB regulations, provides that a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank(s) and to commit resources to support the subsidiary bank(s) in circumstances in which it might not do so absent that policy.

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

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

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

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets continue to be examined for compliance with the consumer laws by their primary bank regulators. During 2025, the Trump Administration declined to request funding for the Bureau from the FRB and has significantly scaled back its operations. These actions have been subject to litigation, which is ongoing. In light of this, the future role of the Bureau is uncertain.

•

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act ("FDIA") also revised the assessment base against which an insured depository institution’s deposit insurance premium paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base is no longer based on the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the designated reserve ratio at 2.0%.

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

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the requirements called for have yet to be fully implemented and a number of the rules and regulations initially adopted have been revised. See “Economic Growth, Regulatory Relief and Consumer Protection Act” below. Given the uncertainty associated with the way the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies in the future, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements (which, in turn, could require the Company and the Bank to seek additional capital) or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

The Company and the Bank did not elect to opt into the CBLR, and as a result of the FLIC merger are no longer eligible to utilize the CBLR.

Federal Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

The assessment base for deposit insurance premiums is an institution’s average consolidated total assets minus average tangible equity. In connection with adopting this assessment base calculation, the FDIC lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $8.6 million and $7.2 million in total FDIC assessments in 2025 and 2024, respectively.

The FDIC has a designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits, of 1.35%. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.

The FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The FDIA requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023.

The assessment base for the special assessment is equal to an insured depository institution’s (IDI’s) estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. The special assessment will be collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with an invoice payment date of June 28, 2024. In December of 2025, due to its current assessment of the loss incurred due to the systemic risk determination, the FDIC adopted an interim final rule to reduce the assessment rate for the eighth quarterly assessment, due March 30, 2026, from 3.36 basis points per quarter to 2.97 basis points per quarter.

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

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from the amounts paid to the Parent Corporation by the Bank. All such dividends are subject to the laws of the State of New Jersey, the Banking Act, the FDIA and the regulations of the Banking Department and of the FDIC.

Under the New Jersey Corporation Act, the Parent Corporation is permitted to pay cash dividends provided that the payment does not leave us insolvent. As a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), we would be prohibited from paying cash dividends if we are not in compliance with any capital requirements applicable to us, including our required capital conservation buffer. However, as a practical matter, for so long as our major operations consist of ownership of the Bank, the Bank will remain our source of dividend payments, and our ability to pay dividends will be subject to any restrictions applicable to the Bank.

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

In order to continue our growth, we will be required to maintain our regulatory capital ratios at levels higher than the minimum ratios set by our regulators. For example, in connection with our merger with FLIC, we raised $200 million of capital through the issuance of subordinated debt. We can offer you no assurances that we will be able to raise capital in the future, or that the terms of any such capital will be beneficial to our existing security holders. In the event we are unable to raise capital in the future, we may not be able to continue our growth strategy.

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

As of December 31, 2025, we had $8.1 billion of commercial real estate loans (nonowner-occupied, owner-occupied, multifamily and land), including construction loans, which represented 70.3% of loans receivable. Concentrations in commercial real estate are monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration, but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 434% of the Bank’s Tier 1 capital plus the allowance for credit losses on loans at December 31, 2025.

Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result may be more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

The impact of the development of remote work or hybrid work models on the metropolitan New York area commercial real estate market is uncertain, causing volatility in rents in certain core urban markets. Many other factors, including the exchange rate for the U.S. dollar, potential international trade tariffs, inflation and changes in federal tax laws affecting the deductibility of state and local taxes and mortgage interest and new legal or regulatory requirements impacting New York City rent regulated multifamily properties could negatively impact our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development and leasing of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market may increase the likelihood of default on these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business and could result in the requirement to maintain increased capital levels. Such capital may not be available at that time and may result in our regulators requiring us to reduce our concentration on commercial real estate loans.

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

We have a significant portfolio of loans secured by multifamily properties located in New York. On June 14, 2019, the New York State legislature passed the New York Housing Stability and Tenant Protection Act of 2019. This legislation represents the most extensive reform of New York State’s rent laws in several decades and generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. In addition, the new mayoral administration in New York City has discussed policies which would further limit or eliminate rent increases and make tenant evictions more difficult. As a result, the value of the collateral located in New York State and New York City securing the Company’s multifamily loans or the future net operating income of such properties could potentially become impaired which, in turn, could have a material adverse effect on our financial condition and results of operations.

A significant portion of our loan portfolio has interest rates that will reset over the next 24 months. Applicable increases in interest rates could harm our borrowers’ abilities to repay their loans.

As of December 31, 2025, a significant portion of our loan portfolio, approximately $2.4 billion, primarily originated during the low-interest-rate environment of 2021 and 2022, bears interest at rate that will reset during 2026 and 2027. Generally, these loans currently bear interest at rates that are lower than current market rates, and so these borrowers will experience an increase in the interest rates applicable to their loans, which in some cases will be significant. Borrowers refinancing loans will likely experience an increase in the interest rates applicable to their loans, which in some cases will be significant. An increase in interest rates applicable to their loans may negatively impact our borrowers, increasing their costs and potentially making it more difficult for them to continue to perform under their loan agreements. Any increase in late payments or defaults by our borrowers due to increases in the interest rates applicable to their loans could adversely affect our asset quality and results of operations.

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

The development and use of artificial intelligence (“AI”) present risks and challenges that may adversely impact our business.

We have begun and intend to continue to selectively incorporate AI technology in certain business processes, fraud detections, services or products, including technologies that process sensitive financial and/or personal data. We have also selectively employed AI technologies to assist in drafting standardized documents and communications, and to search information on the internet. Furthermore, our third-party vendors, clients or counterparties may develop or incorporate AI technology into their business processes, services or products.

The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving at both the state and federal level, and includes regulation targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance, including in relation to data privacy and security requirements under laws such as the Gramm-Leach-Bliley-Act (“GLBA”), which mandates the protection of consumer financial information.

AI models, particularly generative AI models, may produce output or decisions or take action that is incorrect, that results in the release of private, confidential or proprietary information, that reflects biases included in the data on which they are trained or that are inherent in their algorithms, that produces output that is, or is perceived to be, discriminatory or unfair, that infringes on the intellectual property rights of others, or that is otherwise harmful.

While we have policies and governance structures prohibiting our employees from using non-approved generative AI applications or websites on the Company or the Bank’s network or devices, there can be no assurances that our employees will adhere to these policies or that such policies and governance structures will be effective in mitigating the risks associated with using AI technology.

Since personally identifiable or nonpublic information may be used with AI applications, there is a risk that these technologies generate output that improperly discloses such personally identifiable or nonpublic information. The use of personally identifiable or nonpublic information could result in a violation of certain laws, including data privacy laws and the data privacy and security requirements of the GLBA, exposing us to legal liability or regulatory penalties. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, ensuring adherence to our privacy policies, reducing erroneous output, eliminating bias and discrimination and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility.

Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures, which could have an adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2025, we had approximately $1.3 billion in fair value of investment securities, all of which are classified as available-for-sale. We may be required to record an allowance for credit losses on our investment securities if they suffer a decline in value below their amortized cost basis that is considered credit related. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

We may incur impairment to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment, and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

We have grown and may continue to grow through acquisitions.

Since January 1, 2019, we have acquired GHB, BoeFly, BNJ and FLIC (First of Long Island Corp.). To be successful as a larger institution, we must effectively integrate the operations and retain the clients of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

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

Finally, substantial growth may stress regulatory capital levels and may require us to raise additional capital. No assurance can be given that we will be able to raise any required capital, or that we will be able to raise capital on terms that are beneficial to stockholders.

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

Current or proposed regulatory or legislative changes to laws applicable to the financial industry, as well as future legal and regulatory changes, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

The ultimate effect of certain of these changes on the financial services industry in general, and us in particular, is uncertain.

The laws that regulate our operations are designed for the protection of depositors and the public, not our shareholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities and generally have been promulgated to protect depositors and the DIF and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

●	Telecommunications;
●	Data processing;
●	Automation;
●	Internet-based banking, including personal computers, mobile phones and tablets;
●	Debit cards and so-called “smart cards”;
●	Remote deposit capture;
●	Artificial Intelligence;
●	Cryptocurrency;
●	Blockchain; and
●	Stablecoins.

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

Cybersecurity risk is initially overseen at ConnectOne by the management IT Committee (the “ITC”). The members of this committee include, as co-chairs, the Chief Compliance Officer and the Chief Data & Development Officer. Additional members are our Information Security Officer, Information Technology (“IT”) Manager, Chief Risk Officer, Chairman & Chief Executive Officer, Chief Digital Officer and Chief Brand and Innovation Officer. Set forth below is certain background information regarding the senior members of the ITC:

●

Sharif Alexandre, Chief Data & Development Officer – Mr. Alexandre leads the software development and data management teams at the Bank. He has over 20 years of industry experience, including managing information technology and software development teams for organizations ranging from technology startups to Fortune 500 companies. His prior experience at the Bank also includes the oversight of IT operations.

●

Laura Criscione, Chief Compliance Officer – Ms. Criscione oversees the company’s compliance and information security functions. She has more than 30 years of experience in the financial services industry, with an extensive background in overseeing compliance and IT operations.

●	Mark Pappas, Chief Risk Officer – Mr. Pappas oversees entity-wide risk management, including cybersecurity-related risks. He previously served as Executive Vice President and Chief Risk Officer for Amalgamated Bank and as Director of Internal Audit for Alma Bank.

●	Ali Mattera, Chief Digital Officer – Ms. Mattera has over 19 years of experience in the financial services industry, including 13 years in IT leadership. Throughout her career at various financial institutions, she has been responsible for technology and digital strategy, enterprise program management, data analytics, and IT service management.

In addition to the members above, Frank Sorrentino III, Chairman & Chief Executive Officer and Siya Vansia, Chief Brand & Innovation Officer are also members of the ITC due to their roles in overseeing entity-wide management.

In order to ensure that cybersecurity risk management is integrated into the Company’s overall risk management plans, systems and processes, members of the ITC, along with other lines of business heads, report to the management Enterprise Risk Management Committee (the “ERMC”), which in turn reports to the Board Risk Committee quarterly. The ERMC consists of the Company’s Chief Risk Officer, Chairman & CEO, President, Chief Financial Officer, Treasurer & Chief Corporate Development Officer, Chief Compliance Officer, Chief Data & Development Officer , General Counsel and Chief Credit Officer. In addition, the Company’s Chief Data & Development Officer attends Company Board of Directors meetings and provides an IT report at each meeting.

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

Item 2. Properties

The Bank operates a total of 59 banking offices in Bergen County, Essex County, Hudson County, Monmouth County, Morris County, and Union County, New Jersey; in the Boroughs of Manhattan and Queens, in New York City; in Nassau County, Orange County, Rockland County, Suffolk County and Westchester County in New York State; and in Palm Beach County, Florida. The Bank also leases a loan production office in Orlando, Florida. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

Item 3. Legal Proceedings

On August 28, 2024, FLIC, a predecessor company to the Company by merger, filed an 8-K disclosing that its subsidiary, FNBLI was notified by a client of suspicious wire transfer activity in July 2024 involving the client's bank accounts. According to the 8-K, the wire transfer activity arose as the result of unauthorized access to banking information within the client's control. FLIC completed an investigation with the assistance of a digital forensic investigations firm, which did not yield evidence of unauthorized bank network activity.

The net amount of funds at issue, after the initial return of recalled wires, involved in the suspicious wire transfer activity is approximately $11.1 million.

On January 22, 2025, the client filed suit against FLIC and FNBLI claiming damages of approximately $11.1 million. The Company and the Bank, as the successors to FLIC and FNBLI, vehemently disagree with the client's allegations and intend to vigorously defend these claims. The case is still in the discovery stage.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2025, the Company had 678 stockholders of record, excluding beneficial owners for whom Cede & Company or others act as nominees.

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions.

In September 2021, the Board of Directors authorized the repurchase of up to 2,000,000 shares. The Company may repurchase shares from time to time in the open market, in privately negotiated share purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission and applicable federal securities laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company did not repurchase any shares during 2025. As of December 31, 2025, shares remaining for repurchase under the program were 641,118.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 19 and Note 22 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ Composite and the KBW Bank Index for the period from December 31, 2020 through December 31, 2025.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.

NASDAQ COMPOSITE AND KBW BANK INDEX

Assumes $100 invested on January 1, 2021

Assumes dividends reinvested

Year Ended December 31, 2025

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
ConnectOne Bancorp, Inc.	$100.00	$167.85	$126.92	$124.52	$128.59	$151.49
KBW Bank Index	100.00	136.65	127.19	126.69	143.42	152.74
Nasdaq	100.00	122.22	82.48	119.35	154.67	187.42

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company considers the allowance for credit losses and related provision to be critical to our financial results. For information on our significant accounting policies, see Note 1a in the Notes to Consolidated Financial Statements:

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

Management believes the following information may enable investors to better understand the changes in our allowance for credit losses for loans. The Company’s allowance for credit losses ("ACL") for loans totaled $154.3 million and $82.7 million as of December 31, 2025 and 2024, respectively. The $71.6 million increase in the ACL for loans was primarily due to the FLIC merger with $43.3 million of allowance being recorded through goodwill related to the purchased credit-deteriorated loans and $27.3 million reflecting the initial provision for credit losses.

The quantitative component of our ACL for collectively evaluated loans increased by $13.4 million as of December 31, 2025 when compared to December 31, 2024. This increase was primarily attributable to an increase in collectively evaluated loans of $3.0 billion due to the FLIC merger. The qualitative component of our ACL for loans, which is largely based on management’s judgment of qualitative loss factors, increased by $17.2 million on an absolute basis, over the same period-of-time. In addition, qualitative risk factor trends generally increased over 2025.

The Company’s allowance for credit losses for collectively evaluated loans totaled $111.8 million as of December 31, 2025, which included $94.4 million of allowance related to commercial and commercial real estate loans. Of the $94.4 million allowance related to commercial and commercial real estate loans, $47.9 million was attributable to qualitative loss factors. Changes in management's judgment of qualitative loss factors could result in a significant change to the ACL for loans. As described in Note 1a to our financial statements filed as part of this Annual Report on Form 10-K, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. As of December 31, 2025, on a weighted average basis the most severe historical loss rate for our commercial and commercial real estate loans were 2.38% and 1.94%, respectively.

The Company’s quantitative component of allowance for credit losses for collectively evaluated loans is calculated with an economic forecast sourced from Moody’s. Management performed a hypothetical sensitivity analysis to understand the impact of changes in the economic forecast as a key input on our allowance for credit losses for collectively evaluated loans. Within the various economic scenarios considered for this hypothetical sensitivity analysis, as of December 31, 2025, the quantitative estimate of the allowance for credit loss for collectively evaluated loans would increase by approximately $54.9 million under sole consideration of an adverse Moody’s economic forecast. The hypothetical sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but lacks other qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

Our allowance for credit losses for individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. As of December 31, 2025, the Company’s allowance for credit losses on individually analyzed loans decreased by approximately $0.8 million when compared to December 31, 2024.

Fair Value of Loans Acquired in a Business Combination

On June 1, 2025, the Company completed the acquisition of FLIC, which was accounted for as a business combination using the acquisition method of accounting. As a result of the merger, the Company recorded the acquired loans at their estimated fair value. The fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as the specific type of loan and related collateral. This process requires management’s judgment regarding several key estimates, including:

●	Discount Rates: Selection of market-based rates that reflect current interest rates and the specific risk profile of the FLIC portfolio.
●	Expected Future Cash Flows: Projections of principal and interest payments, including expectations for prepayments and defaults.
●	Market Conditions: Evaluation of current economic factors in the Nassau, Suffolk, and New York City markets where the 36 acquired branches operate.

Uncertainties Regarding Estimates:

Management relies on economic forecasts, internal valuations, and other relevant factors available at the time of the merger to determine the assumptions used to calculate the fair value of the acquired loans. These estimates—specifically those regarding discount rates and future cash flows—are inherently subjective. Actual results may differ from these estimates if economic conditions in the Long Island and New York City regions deviate from management's original projections.

Impact on Financial Condition and Results of Operations:

The estimate of fair value for acquired loans is one of the primary components in determining the $11.9 million in goodwill recorded from the FLIC merger. In future income statement periods, the Company’s results of operations will be impacted by the following:

●	Interest Income: The difference between the initial fair value and the unpaid principal balance is recognized as interest income over the lives of the related loans using a level-yield method.
●	Accretion and Amortization: Reported interest income will include the accretion of any purchase discounts or the amortization of any premiums resulting from the fair value adjustment.
●

Credit Loss Provision: For loans identified as having experienced credit deterioration (PCD), the provision for credit losses may be impacted in future periods by changes in the assumptions used to calculate expected cash flows.

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

General

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2025 and 2024 and results of operations for each of the years in the three-year period ended December 31, 2025. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Operating Results Overview

Net income available to common stockholders for the year ended December 31, 2025 was $74.4 million, an increase of $6.7 million, or 9.8%, compared to net income of $67.8 million for 2024. Diluted earnings per share were $1.63 for 2025, a 7.4% decrease from $1.76 for 2024.

The change in net income from 2024 to 2025 was attributable to the following:

●

Increase in net interest income of $105.9 million, primarily due to a 39 basis-point expansion in the net interest margin to 3.11% from 2.72% and by a $2.3 billion, or 24.9%, increase in average interest-earning assets primarily due to the FLIC merger.

●

Increase in noninterest expenses of $76.8 million, primarily due to an increase of $32.9 million in merger-related expenses and a $21.4 million increase in salaries and employee benefits. Other notable increases included $6.7 million in amortization of core deposit intangibles and $4.9 million in occupancy and equipment expense. Information technology and communications, professional and consulting, and other expenses increased by $2.4 million, $2.4 million, and $1.9 million, respectively. The remaining increase was attributable to a $1.4 million increase in FDIC insurance, $1.0 million in restructuring and exit charges, $0.8 million increase in both branch closing and marketing expenses, and a $0.3 million restructuring charge for bank-owned life insurance.

●	Increase in provision for credit losses of $33.2 million, which was primarily driven by an initial $27.4 million provision for credit losses associated with the FLIC merger.

●

Increase in noninterest income of $18.3 million, primarily due to a $6.6 million one-time benefit from the Employee Retention Tax Credit, a federal program under the CARES Act and a $3.5 million gain related to the curtailment of the FLIC defined benefit pension plan, which was frozen on September 30, 2025. Further contributing to the increase were a $4.8 million increase in deposit, loan and other income, a $2.4 million increase in income on bank owned life insurance and a $1.7 million increase in net gains (losses) on equity securities. These were partially offset by a $0.7 million decrease in net gains on sale of loans held-for-sale.

●	Increase in income tax expense of $7.6 million resulting primarily from higher taxable income and tax rates, due to the FLIC merger.

Net income available to common stockholders for the year ended December 31, 2024 was $67.8 million, a decrease of $13.2 million, or 16.3%, compared to net income of $81.0 million for 2023. Diluted earnings per share were $1.76 for 2024, a 15.0% decrease from $2.07 for 2023.

The change in net income from 2023 to 2024 was primarily attributable to the following:

●

Decrease in net interest income of $7.8 million. The decrease was primarily due to a 10 basis-point contraction in the net interest margin to 2.72% from 2.82%, partially offset by a $43.0 million, or 0.5%, increase in average interest-earning assets.

●

Increase in noninterest expenses of $7.8 million. The increase is primarily due to increases in information technology and communications expenses of $3.2 million, attributable to additional investments in technology, equipment and software. Additionally, there were increases in salaries and employee benefits of $1.8 million, attributable to an increase in incentive compensation accruals and an increase in expenses related to the Bank’s Supplemental Executive Retirement Plan. Finally, there were increases in merger expenses of $1.6 million, due to the planned merger with FLIC, professional and consulting expenses of $0.9 million, occupancy and equipment of $0.7 million, branch closing expenses of $0.5 million, and marketing and advertising of $0.5 million, partially offset by decreases in FDIC insurance of $1.2 million, due to an FDIC special assessment charge in 2023, and amortization of core deposit intangible of $0.2 million.

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

Net Interest Income

Fully taxable equivalent net interest income for 2025 totaled $357.3 million, an increase of $106.6 million, or 42.5%, from 2024. The increase in net interest income was due to a 39 basis-point widening of the net interest margin to 3.11% from 2.72%. The margin benefitted from stable rates on interest-earning assets, despite a declining rate environment, combined with a 58 basis-point decrease in the average cost of deposits, including noninterest-bearing deposits, and a 43 basis-point decrease in the average cost of borrowings. These were partially offset by an increase in both the cost and average balance of outstanding subordinated debt.

Fully taxable equivalent net interest income for 2024 totaled $250.7 million, a decrease of $7.6 million, or 2.9%, from 2023. The decrease in net interest income was due to a 10 basis-point contraction in the net interest margin to 2.72% from 2.82%, partially offset by a $43.0 million, or 0.5%, increase in average interest-earning assets. The net interest margin contraction was due to a 49-basis point increase in the average cost of deposits, including noninterest-bearing demand deposits, to 3.23%, and was partially offset by a 29 basis-point increase in the loan portfolio yield to 5.86%.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2025, 2024 and 2023 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Years Ended December 31,
	2025			2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Tax-Equivalent Basis)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Investment securities (1) (2)	$1,094,081	$44,345	4.05%	$733,261	$24,261	3.31%	$726,487	$22,541	3.10%
Loans receivable and loans held-for-sale (2) (3) (4)	9,957,149	583,461	5.86%	8,192,738	479,994	5.86%	8,179,853	455,940	5.57%
Federal funds sold and interest-earning deposits with banks	408,077	17,428	4.27%	243,650	12,617	5.18%	220,143	11,104	5.04%
Restricted investment in bank stocks	45,600	3,694	8.10%	44,209	4,349	9.84%	44,389	3,662	8.25%
Total interest-earning assets	11,504,907	648,928	5.64%	9,213,858	521,221	5.66%	9,170,872	493,247	5.38%
Noninterest-earning assets:
Allowance for credit losses	(125,245)			(83,993)			(89,119)
Noninterest-earning assets	854,595			620,574			613,642
Total assets	$12,234,257			$9,750,439			$9,695,395

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Time deposits	$2,779,367	$110,381	3.97%	$2,564,670	$114,555	4.47%	$2,529,892	$92,969	3.67%
Other interest-bearing deposits	5,045,005	149,913	2.97%	3,751,117	130,291	3.47%	3,667,096	113,207	3.09%
Total interest-bearing deposits	7,824,372	260,294	3.33%	6,315,787	244,846	3.88%	6,196,988	206,176	3.33%

Borrowings	744,139	16,390	2.20%	774,533	20,386	2.63%	792,239	22,453	2.83%
Subordinated debentures	179,576	14,869	8.28%	79,673	5,239	6.58%	85,249	6,234	7.31%
Finance lease	1,102	64	5.81%	1,382	81	5.86%	1,630	96	5.89%
Total interest-bearing liabilities	8,749,189	291,617	3.33%	7,171,375	270,552	3.77%	7,076,106	234,959	3.32%
Noninterest-bearing deposits	1,991,311			1,268,839			1,332,809
Other liabilities	74,939			80,702			89,122
Stockholders’ equity	1,418,818			1,229,523			1,197,358
Total liabilities and stockholders’ equity	$12,234,257			$9,750,439			$9,695,395

Net interest income/interest rate spread (5)		357,311	2.31%		250,669	1.88%		258,288	2.06%
Tax-equivalent adjustment		(4,060)			(3,332)			(3,182)
Net interest income as reported		$353,251			$247,337			$255,106
Net interest margin (6)			3.11%			2.72%			2.82%

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 21% federal tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2025/2024			2024/2023
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Interest income
Investment securities	$14,624	$5,460	$20,084	$224	$1,496	$1,720
Loans receivable and loans held-for-sale	103,390	77	103,467	755	23,299	24,054
Federal funds sold and interest-earnings deposits with banks	7,022	(2,211)	4,811	1,217	296	1,513
Restricted investment in bank stocks	113	(768)	(655)	(18)	705	687
Total interest income	$125,149	$2,558	$127,707	$2,178	$25,796	$27,974

Interest expense
Savings, NOW, money market, interest checking	$38,448	$(18,826)	$19,622	$2,918	$14,166	$17,084
Time deposits	8,527	(12,701)	(4,174)	1,553	20,033	21,586
Borrowings and subordinated debentures	2,352	3,282	5,634	(833)	(2,229)	(3,062)
Finance obligation	(16)	(1)	(17)	(15)	-	(15)
Total interest expense	$49,311	$(28,246)	$21,065	$3,623	$31,970	$35,593
Net interest income	$75,838	$30,804	$106,642	$(1,445)	$(6,174)	$(7,619)

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

 The provision for credit losses was $47.0 million for the year ended December 31, 2025, an increase of $33.2 million from $13.8 million in 2024. This increase was primarily driven by an initial $27.4 million provision for credit losses associated with the FLIC merger.

The provision for credit losses was $13.8 million for the year ended December 31, 2024, an increase of $5.6 million from $8.2 million in 2023. This increase was due to increases in individually evaluated allowance, partially offset by a decrease in the level of collectively evaluated allowance.

Noninterest Income

Noninterest income for 2025 increased by $18.3 million, or 109.6%, to $35.1 million for the year ended December 31, 2025, compared to $16.7 million in 2024. The growth was primarily driven by a $6.6 million one-time benefit from the Employee Retention Tax Credit, a federal program under the CARES Act and a $3.5 million gain related to the curtailment of the FLIC defined benefit pension plan, which was frozen on September 30, 2025. Further contributing to the increase were a $4.8 million increase in deposit, loan and other income, a $2.4 million increase in income on bank owned life insurance and a $1.7 million increase in net gains on equity securities. These were partially offset by a $0.7 million decrease in net gains on sale of loans held-for-sale.

Noninterest income for 2024 increased by $2.7 million, or 19.5%, to $16.7 million from $14.0 million in 2023. The increase was primarily due to increases in net gains on sale of loans held-for-sale of $1.0 million, bank owned life insurance of $0.8 million, deposit, loan and other income of $0.8 million and net gains on equity securities of $0.1 million.

Noninterest Expense

Noninterest expenses increased $76.8 million in 2025, driven primarily by $32.9 million increase in merger-related expenses and a $21.4 million increase in salaries and employee benefits. Other notable increases included $6.7 million in amortization of core deposit intangibles and $4.9 million in occupancy and equipment expense. Information technology and communications, professional and consulting, and other expenses increased by $2.4 million, $2.4 million, and $1.9 million, respectively. The remaining increase was attributable to a $1.4 million increase in FDIC insurance, $1.0 million in restructuring and exit charges, $0.8 million increase in both branch closing and marketing expenses, and a $0.3 million restructuring charge for bank owned life insurance.

Noninterest expenses for 2024 increased by $7.8 million, primarily due to increases in information technology and communications expenses of $3.2 million, attributable to additional investments in technology, equipment and software. Additionally, there were increases in salaries and employee benefits of $1.8 million, attributable to an increase in incentive compensation accruals and an increase in expenses related to the Bank’s Supplemental Executive Retirement Plan. Finally, there were increases in merger expenses of $1.6 million, due to the planned merger with FLIC, professional and consulting expenses of $0.9 million, occupancy and equipment of $0.7 million, branch closing expenses of $0.5 million, and marketing and advertising of $0.5 million, partially offset by decreases in FDIC insurance of $1.2 million, due to FDIC special assessment charge in 2023, and amortization of core deposit intangible of $0.2 million.

Income Taxes

Income tax expense was $32.3 million for 2025 compared to $24.7 million for 2024 and $30.0 million for 2023. The increase in income tax expense in 2025 when compared to 2024 and 2023 was primarily the result of higher taxable income and higher statutory tax rates due to the FLIC merger. The effective tax rates were 28.6% in 2025, 25.1% in 2024 and 25.6% for 2023.

For a more detailed description of income taxes see Note 11 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

As of December 31, 2025, the Company’s total assets were $14.0 billion, an increase of $4.1 billion from December 31, 2024. Total loans (including loans held-for-sale) were $11.5 billion, an increase of $3.2 billion from December 31, 2024. Deposits were $11.2 billion, an increase of $3.4 billion from December 31, 2024.

As of December 31, 2024, the Company’s total assets were $9.9 billion, an increase of $24 million from December 31, 2023. Total loans (including loans held-for-sale) were $8.3 billion, a decrease of $70 million from December 31, 2023. Deposits were $7.8 billion, an increase of $284 million from December 31, 2023.

Loan Portfolio

The Bank’s lending activities are generally oriented to small to-medium sized businesses, high net worth individuals, professional practices and consumer and retail clients living and working in the Bank’s metropolitan New York market area, consisting of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth Counties, New Jersey, as well as NYC’s five boroughs, Nassau, Rockland, Orange, Suffolk and Westchester Counties, in New York and businesses and individuals living and working in the communities served by the Bank's West Palm Beach, Florida office. The Bank has also recently established a loan production office in Orlando, in central Florida. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality client service, competitive rate structures and selective marketing have enabled it to gain market share.

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

Commercial real estate loans remained the largest component of our gross loan portfolio, totaling $8.1 billion at December 31, 2025. This represents an increase of $2.2 billion, or 37%, from the prior year-end, primarily driven by assets acquired in the FLIC merger. Similarly, residential real estate loans saw a substantial increase of $961.3 million, or 385%, ending the year at $1.2 billion, largely reflecting the integration of FLIC’s residential portfolio. Other segments showed more moderate growth: commercial loans rose $33.2 million 2.2% to $1.6 billion, and commercial construction grew by $7.7 million or 1.2%. Consumer loans increased $0.9 million or 77.6%, primarily due to the FLIC merger.

The following table sets forth the classification of our loans by loan portfolio segment for the periods presented.

	December 31,	December 31,
	2025	2024
(dollars in thousands)
Commercial	$1,565,963	$1,532,730
Commercial real estate	8,054,696	5,880,679
Commercial construction	623,902	616,246
Residential real estate	1,210,980	249,691
Consumer	2,017	1,136
Gross loans	11,457,558	8,280,482
Net deferred fees	(4,278)	(5,672)
Loans receivable	11,453,280	8,274,810
Allowance for credit losses	(154,305)	(82,685)
Net loans receivable	$11,298,975	$8,192,125

While the previous table reflects the classification of our loans by loan portfolio segment, the following table presents further disaggregation of our commercial real estate portfolio along with loan-to-value ("LTV") percentages.

	December 31, 2025		December 31, 2024
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$3,477,302	58%	$2,496,508	61%
Nonowner-occupied	2,761,920	52	1,965,044	53
Owner-occupied	1,572,158	51	1,101,034	52
Land loans	349,125	42	317,524	45
Total commercial real estate loans (before fair value adjustment)	8,160,505	54%	5,880,110	56%
Fair value premium (discount)	(105,809)		569
Total commercial real estate loans	$8,054,696		$5,880,679

The table above is further broken down in the following tables by geography: The values below are shown before fair value adjustments.

	December 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,643,765	47.3%	$1,588,891	63.6%
New York	1,497,916	43.1	713,651	28.6
Florida	44,403	1.3	7,732	0.3
Connecticut	39,628	1.1	36,486	1.5
All Other States	251,590	7.2	149,748	6.0
Total multifamily loans	$3,477,302	100.0%	$2,496,508	100.0%

	December 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$559,404	35.6%	$509,151	46.3%
New York	607,679	38.6	312,514	28.4
Florida	94,682	6.0	46,540	4.2
Connecticut	59,008	3.8	36,636	3.3
All Other States	251,385	16.0	196,193	17.8
Total owner-occupied	$1,572,158	100.0%	$1,101,034	100.0%

	December 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$780,321	28.2%	$796,785	40.5%
New York	1,625,546	58.9	730,145	37.2
Florida	178,830	6.5	162,184	8.3
Connecticut	37,234	1.3	47,083	2.4
All Other States	139,989	5.1	228,847	11.6
Total nonowner-occupied	$2,761,920	100.0%	$1,965,044	100.0%

	December 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$123,541	35.4%	$78,429	24.7%
New York	43,263	12.4	110,967	35.0
Florida	128,547	36.8	125,523	39.5
Connecticut	-	-	-	-
All Other States	53,774	15.4	2,605	0.8
Total land loans	$349,125	100.0%	$317,524	100.0%

In addition, the following tables present further details with respect to our owner-occupied and nonowner-occupied borrower concentrations included in the commercial real estate segment. The values below are before fair value adjustments.

	December 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$216,500	13.8%	$203,119	18.4%
Office	130,646	8.3	94,821	8.6
Warehouse/Industrial	395,830	25.2	247,413	22.5
Mixed Use	134,113	8.5	126,783	11.5
Other	695,069	44.2	428,898	39.0
Total owner-occupied	$1,572,158	100.0%	$1,101,034	100.0%

	December 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$848,400	30.7%	$612,431	31.1%
Office	672,744	24.4	420,059	21.4
Warehouse/Industrial	273,866	9.9	213,842	10.9
Mixed Use	250,588	9.1	127,604	6.5
Other	716,322	25.9	591,108	30.1
Total nonowner-occupied	$2,761,920	100.0%	$1,965,044	100.0%

The following table sets forth the classification of our gross loans by loan portfolio segment and by fixed and adjustable-rate loans as of December 31, 2025 by remaining contractual maturity.

	As of December 31, 2025 Maturing:
		After	After
	In	One Year	Five Years
	One Year	through	through	After
(dollars in thousands)	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial	$728,447	$377,956	$184,996	$274,564	$1,565,963
Commercial real estate	1,407,954	3,020,035	3,428,840	197,867	8,054,696
Commercial construction	567,729	31,862	24,311	-	623,902
Residential real estate	125,414	145,757	123,530	816,279	1,210,980
Consumer	1,916	77	7	17	2,017
Total	$2,831,460	$3,575,687	$3,761,684	$1,288,727	$11,457,558
Loans with:
Fixed rates	$699,825	$2,048,498	$1,431,380	$855,232	$5,034,935
Variable rates	2,100,230	1,611,334	2,291,022	420,037	6,422,623
Total	$2,800,055	$3,659,832	$3,722,402	$1,275,269	$11,457,558

Loan Portfolio Repricing

A significant portion of our loan portfolio, approximately $2.4 billion, primarily originated during the low-interest-rate environment of 2021 and 2022, is scheduled to contractually reprice during 2026 and 2027. As these loans transition to future current market rates over the next 2 years, we anticipate a favorable impact on our net interest income, net interest margin, and earnings per share. While these anticipated increased rates will benefit our results, the increased rates may also, in certain instances, place financial pressure on certain borrowers and potentially lead to elevated levels of stress, such as late payments or defaults.

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

The Company evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. The Company evaluates the pooling methodology at least annually. Loans transition from defined segments for individual analysis when credit characteristics, or risk traits, change in a material manner. A loan is considered for individual analysis when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by the Company in determining individual analysis include payment status and the probability of collecting scheduled principal and interest payments when due. Nonaccrual loans with balances of $250,000 or greater and all purchased credit-deteriorated ("PCD") loans are individually analyzed. For loans designated as nonaccrual with balances of less than $250,000, these loans are collectively evaluated, and, accordingly, are not separately identified for analysis or disclosures. Each financial asset is subject to either a collective or an individual loss analysis; no single instrument will be included in both calculations simultaneously. Individual analysis will establish an individually evaluated allowance for instruments in scope.

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

The table below sets forth information on our classified loans and loans designated as special mention (excluding loans held-for-sale) as of the dates presented:

	December 31, 2025	December 31, 2024
(dollars in thousands)
Classified Loans:
Substandard	$156,249	$72,399
Doubtful	-	-
Loss	-	-
Total classified loans	156,249	72,399
Special Mention Loans	128,470	149,375
Total classified and special mention loans	$284,719	$221,774

During the year ended December 31, 2025, “substandard” loans and “doubtful” loans, which include lower credit quality loans which possess higher risk characteristics than “special mention” loans, increased to $156.2 million, or 1.4% of loans receivable, as of December 31, 2025 from $72.4 million, or 0.9% of loans receivable, as of December 31, 2024. The increase in substandard loans from the prior year was primarily due to the addition of PCD loans associated with the FLIC merger, in addition to a net increase in loans migrating to nonaccrual during the year ended December 31, 2025.

During the year ended December 31, 2024, “substandard” loans and “doubtful” loans, increased to $72.4 million, or 0.9% of loans receivable, as of December 31, 2024 from $58.5 million, or 0.7% of loans receivable, as of December 31, 2023. The increase in substandard loans from the prior year was primarily due to a net increase in loans migrating to nonaccrual during the year ended December 31, 2024.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, OREO, and loans past due 90 days or greater and still accruing:

	December 31,	December 31,
	2025	2024
(dollars in thousands)
Nonaccrual loans	$45,915	$57,310
OREO	-	-
Total nonperforming assets	$45,915	$57,310

Loans 90 days or greater past due and still accruing	$17,472	$-

Nonaccrual loans to loans receivable	0.40%	0.69%
Nonperforming assets to total assets	0.33	0.58

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

As of December 31, 2025, the allowance for credit losses for loans was $154.3 million, an increase of $71.6 million, or 86.6%, from $82.7 million as of December 31, 2024. The increase in the allowance for credit losses was primarily driven by the FLIC merger with $42.0 million of allowance being recorded through goodwill related to the purchased credit-deteriorated loans and $27.3 million reflecting the initial provision for credit losses. In addition, there was a $20.5 million provision in credit losses on loans, partially offset by net charge-offs of $18.2 million.

The allowance for credit losses for loans as a percentage of loans receivable was 1.35% as of December 31, 2025 and 1.00% as of December 31, 2024.

Three-Year Statistical Allowance for Credit Losses for Loans

The following table reflects the relationship of loan volume, the provision and allowance for credit losses for loans and net charge-offs for the periods presented.

	December 31,	December 31,	December 31,
	2025	2024	2023
(dollars in thousands)
Balance as of January 1,	$82,685	$81,974	$90,513
Charge-offs:
Commercial	4,516	3,286	14,888
Commercial real estate	13,839	10,416	2,142
Residential real estate	1,000	-	18
Consumer	26	-	1
Total charge-offs	19,381	13,702	17,049
Recoveries:
Commercial	366	392	10
Commercial real estate	746	31	-
Residential real estate	35	6	68
Consumer	-	-	8
Total recoveries	1,147	429	86
Net charge-offs	18,234	13,273	16,963
Provision for credit losses for loans	-	13,984	8,424
Initial provision related to acquisition – loans	27,307	-	-
Operating provision for credit losses	20,525	-	-
Nonaccretable credit marks on PCD loans	42,022	-	-
Balance at end of year	$154,305	$82,685	$81,974
Ratio of net charge-offs during the year to average loans receivable outstanding during the year	0.17%	0.16%	0.23%
Allowance for credit losses for loans as a percentage of loans receivable	1.35	1.00	0.98

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

	Total Commercial		Residential Real Estate		Consumer
	Amount of	% of Total	Amount of	% of Total	Amount of	% of Total	Total
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
	(dollars in thousands)
2025	$142,088	92.1%	$12,199	7.9%	$18	0.0%	$154,305
2024	78,119	94.5%	4,561	5.5%	5	0.0%	82,685
2023	77,649	94.7%	4,320	5.2%	5	0.1%	81,974

Investments

For the year ended December 31, 2025, the average amortized cost of investment securities, including equity securities, increased by $360.8 million to approximately $1.1 billion, or 9.5% of average interest earning-assets, from $733.3 million, or 8.0% of average interest-earning assets, for the year ended December 31, 2024. As of December 31, 2025, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. States and Political Subdivisions, Corporate Bonds and other debt and equity securities.

During the year ended December 31, 2025, rate related factors increased investment revenue by $5.5 million and volume related factors increased investment revenue by $14.6 million. The tax-equivalent yield on investments increased by 74 basis points to 4.05% from a yield of 3.31% during the year ended December 31, 2024.

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

As of December 31, 2025, net unrealized losses on securities available-for-sale, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $40.7 million as compared with net unrealized losses of $69.6 million as of December 31, 2024. The decrease in unrealized losses is predominately attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. For additional information regarding the Company’s investment portfolio, see Note 4, Note 16 and Note 21 of the Notes to the Consolidated Financial Statements.

During 2025, 2024 and 2023, there were gains/losses from the sales from the Company’s available-for-sale portfolio. The Company had no impairment charges in 2025, 2024 and 2023. The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for amortized cost of our investment securities, excluding equity securities, as of December 31, 2025, on a contractual maturity basis.

			Due after 1 year		Due after 5 years
	Due in 1 year or less		through 5 years		through 10 years		Due after 10 years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Market
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(dollars in thousands)
Investment Securities Available-for-Sale
Federal Agency Obligations	$-	-%	$-	-%	$16,582	5.06%	$381,810	4.74%	$398,392	4.75%	$391,190
Residential Mortgage Pass-through Securities	7	2.46	483	4.05	1,301	3.04	643,020	4.08	644,811	4.08	607,144
Commercial Mortgage Pass-through Securities	-	-	-	-	5,743	1.91	24,381	4.24	30,124	3.80	26,969
Obligations of U.S. States and Political Subdivisions	963	4.98	24,264	4.89	45,238	4.99	151,080	4.09	221,545	4.37	212,409
Corporate Bonds and Notes	2,000	4.42	4,000	4.06	6,500	6.09	-	-	12,500	5.17	12,519
Asset-backed Securities	-	-	-	-	-	-	528	5.04	528	5.04	525
Other Securities	182	4.21	-	-	-	-	-	-	182	4.21	182
Total Investment Securities	$3,152	4.57%	$28,747	4.76%	$75,364	4.83%	$1,200,819	4.29%	$1,308,082	4.34%	$1,250,938

For information regarding the carrying value of the investment portfolio, see Note 4, Note 16 and Note 21 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting an investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities, or corporate securities, of any single issuer exceeding 10% of stockholders’ equity as of December 31, 2025. Other securities do not have a contractual maturity and are included in the “Due in 1 year or less” maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31, for each of the last two years.

	2025	2024
	(dollars in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$391,190	$84,670
Residential mortgage pass-through securities	607,144	378,838
Commercial mortgage pass-through securities	26,969	20,892
Obligations of U.S. States and political subdivisions	212,409	122,404
Corporate bonds and notes	12,519	4,987
Asset-backed securities	525	885
Other securities	182	171
Total	$1,250,938	$612,847

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2025, and December 31, 2024, the results of the models are monitored by guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

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

Based on our model, which was run as of December 31, 2025, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 4.95%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 3.06%. As of December 31, 2024, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 8.02%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 3.56%.

 Based on our model, which was run as of December 31, 2025, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 0.32%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 1.04%. As of December 31, 2024, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would decrease our net interest income by 2.08%, while a 100 basis-point instantaneous decrease in interest rates would increase net interest income by 0.37%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2025, would decrease by 7.12% with an instantaneous rate shock of up 200 basis points, and increase by 0.28% with an instantaneous rate shock of down 100 basis points. Our EVE as of December 31, 2024, would decrease by 7.87% with an instantaneous rate shock of up 200 basis points, and increase by 1.67% with an instantaneous rate shock of down 100 basis points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the estimates of net interest income for the year ending December 31, 2026 and the calculations of EVE at December 31, 2025 assuming rate changes of plus and minus 100, 200 and 300 bps.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,644,607	$(232,073)	(12.37)	+300	$428,089	$(37,680)	(8.09)
+200	1,743,034	(133,646)	(7.12)	+200	442,725	(23,044)	(4.95)
+100	1,841,476	(35,204)	(1.88)	+100	456,880	(8,889)	(1.91)
0	1,876,680	-	-	0	465,769	-	-
-100	1,881,859	5,179	0.28	-100	480,026	14,257	3.06
-200	1,840,294	(36,386)	(1.94)	-200	494,233	28,464	6.11
-300	1,746,268	(130,412)	(6.95)	-300	505,881	40,112	8.61

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

As of December 31, 2025, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of December 31, 2025, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $874.4 million, which represented 6.2% of total assets and 7.2% of total deposits and borrowings, compared to $799.7 million as of December 31, 2024, which represented 8.1% of total assets and 9.4% of total deposits and borrowings on such date. As of December 31, 2025, not included in the above liquid assets were securities with a market value of $97.7 million which were pledged to the Federal Home Loan Bank and securities with a market value of $137.6 million which were pledged to the Federal Reserve Bank of New York, which supported aggregate unutilized borrowing capacity of $223.3 million as of December 31, 2025.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2025, had the ability to borrow $3.9 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $2.3 billion as of December 31, 2025. In addition, as of December 31, 2025, the Bank had in place borrowing capacity of $280 million through correspondent banks and other unsecured borrowing lines. As of December 31, 2025, the Bank had aggregate available and unused credit of approximately $4.6 billion, which represents the aforementioned facilities totaling $6.4 billion net of $1.9 billion in outstanding borrowings and letters of credit. As of December 31, 2025, outstanding commitments for the Bank to extend credit were approximately $2.0 billion.

Cash and cash equivalents totaled $380.9 million as of December 31, 2025, increasing by $24.4 million from $356.5 million as of December 31, 2024. Operating activities provided $106.4 million in net cash. Investing activities used $186.2 million in net cash, primarily due to purchases of securities and funding of loans. Financing activities provided $104.2 million in net cash, primarily reflecting an increase in deposits and proceeds from the issuance of subordinated debt, partially offset by net repayment of borrowings.

Deposits

Deposits serve as the Bank’s primary source of funding. Our deposit portfolio is comprised of a diversified range of products designed to meet the needs of both consumer and commercial clients while supporting our liquidity and asset-liability management goals.

●

Noninterest-Bearing Demand Deposits: We offer several noninterest-bearing solutions, including "Totally Free Checking" and "Simply Better Checking" for consumers, as well as "Small Business Checking" and "Analysis Checking" for commercial clients.

●

Interest-Bearing Deposits: These accounts, which generally require minimum balances, include "Consumer Interest Checking," "Business Interest Checking," and money market accounts that provide market-competitive interest rates. Our savings products are available with both paper and electronic statement options.

●

Time Deposits: We offer non-retirement and IRA time deposits with initial maturities typically ranging from 31 days to 60 months. We also utilize brokered certificates of deposit to supplement funding and support our asset-liability management strategy.

●

Digital and Branch Access: To ensure ease of access for our clients and communities, substantially all deposit products are accessible through both our physical branch network and our online and mobile banking platforms.

Reciprocal and Specialized Deposits Through our participation in the IntraFi Network LLC and, to a lesser extent, the NBID network, we provide reciprocal deposits. These products allow clients with large-dollar balances—who are sensitive to deposit insurance limits—to place funds with the Bank.

The Bank utilizes the IntraFi Network to place these funds into certificates of deposit or demand accounts issued by other participating banks in increments below the FDIC insurance limit ($250,000). This structure ensures that both principal and interest are eligible for full FDIC insurance coverage while maintaining a single relationship with the Bank. For certain regulatory reporting purposes, these funds may be classified as brokered deposits unless specific conditions are met. Additionally, the Bank utilizes internet listing services, such as Rateline or QwickRate, to supplement our funding through targeted deposit acquisition.

The following table presents the average balances of our deposit portfolios along with the associated weighted average interest rates for the periods indicated.

	Year-to-Date Average December 31, 2025		Year-to-Date Average December 31, 2024		Year-to-Date Average December 31, 2023
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$1,991,311	-%	$1,268,839	-%	$1,332,809	-%
Demand, interest-bearing & NOW	4,194,485	2.96	3,253,364	3.50	3,292,907	3.17
Savings	850,520	3.04	497,753	3.28	374,189	2.37
Time	2,779,367	3.97	2,564,670	4.47	2,529,892	3.67
Average Total Deposits	$9,815,683	2.65%	$7,584,626	3.23%	$7,529,797	2.74%

Average total deposits increased by $2.2 billion, or 29.4%, for the year ended December 31, 2025, compared to the prior year. This growth was primarily attributable to the merger with FLIC, which impacted all deposit categories. On a segment basis, the increase was driven by:

●	Interest-bearing demand deposits: Increased $941.1 million
●	Noninterest-bearing demand deposits: Increased $722.5 million
●	Savings deposits: Increased $352.8 million
●	Time deposits: Increased $214.7 million

Noninterest-bearing demand deposits represented 20.3% of total average deposits for the year ended December 31, 2025, compared to 16.7% for the year ended December 31, 2024. This shift in the deposit mix along with declines in rates improved our overall cost of funds and reflects our strategic focus on growing core commercial operating accounts following the FLIC merger.

The $214.7 million increase in average time deposits included growth in retail time deposits of $200.9 million, nonreciprocal brokered time deposits of $31.3 million, and internet listing services of $6.3 million. These increases were partially offset by a $23.1 million decrease in CDARS balances.

Average demand deposits (including interest-bearing and noninterest-bearing) for both 2025 and 2024 included $1.1 billion in ICS reciprocal deposits. Average CDARS within the time deposit portfolio were $47.9 million for the year ended December 31, 2025, a decrease from $71.0 million in 2024. This decline was primarily attributed to maturities that were not renewed.

The Bank monitors its deposit beta, which measures the sensitivity of deposit costs to market rate changes. Nonreciprocal brokered deposits generally exhibit a higher beta, as they are more directly correlated to prevailing market interest rates. Conversely, ICS and CDARS reciprocal deposits typically reflect the Bank’s core relationship with clients; these balances are primarily driven by a desire for FDIC insurance coverage rather than market-leading rates, resulting in lower price sensitivity.

The following table sets forth information related to the uninsured deposit balances of the Bank for the periods presented.

	December 31, 2025	December 31, 2024
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,423,825	$11,996,115
Estimated uninsured deposits	5,150,662	6,883,241

The Bank, on a consolidated basis:
Total deposits	$11,296,431	$7,820,114
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	4,860,186	2,713,019

The following table sets forth the mix of our deposit accounts and their respective percentages of total deposits for the periods presented.

	December 31, 2025		December 31, 2024
	Amount	% of total	Amount	% of total
(dollars in thousands)
Demand, noninterest-bearing	$2,420,397	21.5%	$1,422,044	18.2%
Demand, interest-bearing & NOW	4,992,696	44.4	3,248,731	41.5
Savings	1,030,644	9.2	592,139	7.6
Time	2,796,877	24.9	2,557,200	32.7
Total Deposits	$11,240,614	100.0%	$7,820,114	100.0%

Total deposits increased by $3.4 billion, or 43.7%, to $11.2 billion as of December 31, 2025, compared to $7.8 billion at year-end 2024. This significant growth was primarily driven by the merger with FLIC. The increase in the deposit base was reflected across the following categories:

●	Interest-bearing demand deposits: Increased $1.7 billion
●	Noninterest-bearing demand deposits: Increased $1.0 billion
●	Savings deposits: Increased $438.5 million
●	Time deposits: Increased $239.7 million

The Bank continues to utilize reciprocal deposit programs to manage large-dollar client relationships. Total interest-bearing demand deposits included $1.2 billion in ICS reciprocal deposits as of December 31, 2025 and $1.1 billion as of December 31, 2024. Within the time deposit portfolio, CDARS balances were $43.3 million at year-end 2025, compared to $60.3 million at year-end 2024.

Additionally, time deposits included $723.4 million in nonreciprocal brokered deposits as of December 31, 2025. This represents a decrease from $907.2 million at the prior year-end, reflecting a strategic shift toward core retail deposits following the merger.

As of December 31, 2025, we held $948.9 million of time deposits balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of December 31, 2025:

December 31,
2025
(dollars in thousands)
3 months or less	$242,095
Over 3 to 6 months	311,426
Over 6 to 12 months	320,729
Over 12 months	74,633
Total	$948,883

Federal Home Loan Bank Advances

Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, primarily by commercial mortgage loans. As of December 31, 2025, the Company had a gross carrying value of $903.5 million, excluding a net fair value discount of $14 thousand, in notes outstanding at a weighted average interest rate of 3.97%. As of December 31, 2024, the Company had a gross carrying value of $688.1 million, excluding a net fair value discount of $36 thousand, in notes outstanding at a weighted average interest rate of 4.49%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations as of December 31, 2025 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

					Over 5
	Total	Less than 1 year	1 – 3 years	4 – 5 years	years
	(dollars in thousands)
December 31, 2025
Contractual obligations:
Operating lease obligations	$37,466	$5,870	$9,724	$5,992	$15,880
Other contractual obligations:
Time Deposits	2,797,886	2,571,266	219,445	7,168	7
Federal Home Loan Bank advances and repurchase agreements	903,503	878,050	25,226	-	227
Finance lease	1,029	353	676	-	-
Subordinated debentures, net of debt issuance costs	201,864	-	-	-	201,864
Total other contractual obligations	3,904,282	3,449,669	245,347	7,168	202,098
Other commercial commitments – off-balance sheet:
Commitments under commercial loans and lines of credit	1,099,702	711,562	300,607	26,597	60,936
Home equity and other revolving lines of credit	91,102	15,756	32,140	20,330	22,876
Outstanding commercial mortgage loan commitments	293,851	110,152	170,126	3,270	10,303
Standby letters of credit	21,355	18,468	887	2,000	-
Overdraft protection lines	2,742	2,217	331	5	189
Total other commercial commitments-off balance sheet	1,508,752	858,155	504,091	52,202	94,304
Total contractual obligations and other commitments	$5,450,500	$4,313,694	$759,162	$65,362	$312,282

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

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. As of December 31, 2025, the Company’s CET 1, Tier 1 and total risk-based capital ratios were 10.24%, 11.22% and 13.88%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 15 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings, and other factors.

Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures was previously three-month LIBOR plus 2.85% and reprices quarterly. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread of 0.26161%. The rate as of December 31, 2025 was 6.95%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10 "Consolidation". Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

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

Shareholders and the Board of Directors of

ConnectOne Bancorp, Inc. and Subsidiaries

Englewood Cliffs, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of ConnectOne Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relates.

Allowance for Credit Losses – Qualitative Loss Factors on Commercial and Commercial Real Estate Loans

As described in Note 1a to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2025, the allowance for credit losses (“ACL”) on loans was $154,305,000.

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

Business Combination – Fair Value of Acquired Loans

As described in Note 2 to the consolidated financial statements, on June 1, 2025, the Company completed the acquisition of The First of Long Island Corporation for stock and cash consideration totaling $270,828,000. The acquisition was accounted for using the acquisition method of accounting, which requires management to record the assets and liabilities assumed at fair value on the acquisition date. The estimation of fair values related to acquired loans required management to make significant judgments and assumptions. The acquired loans were initially recorded at $2,882,951,000.

The fair value of the acquired loan portfolio was calculated on a pooled loan basis using discounted cash flow analysis for accruing loans and on an individual basis for nonaccrual loans. This analysis took into consideration the contractual terms of the loans and assumptions related to the credit risk, expected lifetime losses, qualitative factors, collateral values, discount rates, and other liquidity considerations to estimate projected cash flows. Acquired loans were evaluated to determine whether they met the definition of purchased credit deteriorated (“PCD”) based on indicators of more-than-insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses (“ACL”) was established at acquisition date through a gross-up of amortized cost, with no provision for credit losses recognized at acquisition, and the remaining difference between amortized cost, net of ACL and fair value allocated to the loans on the acquisition date is recorded as a non-credit-related discount to be accreted into interest income over the life of the loans.

We identified auditing the fair value of acquired loans as a critical audit matter because it involved a high degree of auditor judgment and significant audit effort to evaluate the significant judgments made by management, including expected lifetime losses, discount rates, projected cash flows and PCD loan criteria, and the need to involve more experienced audit personnel including the use of internal specialists.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the fair value of acquired loans, including controls addressing the evaluation of the:
o	Appropriateness of methods and significant assumptions applied in the estimate of fair value over the acquired loans
o	Relevance and reliability of data used in the fair value of acquired loans.
o	Criteria used to identify purchase credit deteriorated loan population and completeness of the population.
o	Completeness and accuracy of loan data used in the calculation

●	Substantively, testing management’s process, for establishing the fair value of acquired loans, which included:
o

Evaluation of, with the assistance of our internal specialists, the appropriateness, from a market-participant viewpoint, of the methods and significant assumptions applied in the estimate of the fair value of acquired loans, including the application of the expected lifetime losses, discount rates, projected cash flows used in the calculation.

o	Evaluation of the relevance and reliability of data used in the valuation of acquired loans.
o	Evaluation of criteria used to identify purchase credit deteriorated loan population and completeness of the population.
o	Testing the completeness and accuracy of loan data used in the calculation.

                                                                                                                                             /s/ Crowe LLP

We have served as the Company's auditor since 2014.

Livingston, New Jersey

February 24, 2026

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2025	2024
(in thousands, except share data)
ASSETS
Cash and due from banks	$92,406	$57,816
Interest-bearing deposits with banks	288,489	298,672
Cash and cash equivalents	380,895	356,488

Investment securities	1,250,938	612,847
Equity securities	19,287	20,092

Loans held-for-sale	391	743

Loans receivable	11,453,280	8,274,810
Less: Allowance for credit losses - loans	154,305	82,685
Net loans receivable	11,298,975	8,192,125

Investment in restricted stock, at cost	54,722	40,449
Bank premises and equipment, net	55,285	28,447
Accrued interest receivable	60,761	45,498
Bank owned life insurance	370,713	243,672
Right of use operating lease assets	29,603	14,489
Goodwill	220,235	208,372
Core deposit intangibles	59,923	4,639
Other assets	200,972	111,739
Total assets	$14,002,700	$9,879,600
LIABILITIES
Deposits:
Noninterest-bearing	$2,420,397	$1,422,044
Interest-bearing	8,820,218	6,398,070
Total deposits	11,240,615	7,820,114
Borrowings	903,489	688,064
Subordinated debentures, net of debt issuance costs	201,864	79,944
Operating lease liabilities	32,446	15,498
Other liabilities	50,946	34,276
Total liabilities	12,429,360	8,637,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value;
$1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of December 31, 2025 and as of December 31, 2024; outstanding 115,000 shares as of December 31, 2025 and as of December 31, 2024	110,927	110,927
Common stock, no par value:
Authorized 100,000,000 shares; issued 54,157,402 shares as of December 31, 2025 and 42,255,865 shares as of December 31, 2024; outstanding 50,271,854 shares as of December 31, 2025 and 38,370,317 as of December 31, 2024	857,765	586,946
Additional paid-in capital	38,763	36,347
Retained earnings	673,897	631,446
Treasury stock, at cost: 3,885,548 common shares as of December 31, 2025 and December 31, 2024	(76,116)	(76,116)
Accumulated other comprehensive loss	(31,896)	(47,846)
Total stockholders’ equity	1,573,340	1,241,704
Total liabilities and stockholders’ equity	$14,002,700	$9,879,600

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2025	2024	2023
(dollars in thousands, except for per share data)
Interest income:
Interest and fees on loans	$581,136	$477,859	$453,992
Interest and dividends on investment securities:
Taxable	36,085	18,561	16,666
Tax-exempt	6,525	4,503	4,641
Dividends	3,694	4,349	3,662
Interest on federal funds sold and other short-term investments	17,428	12,617	11,104
Total interest income	644,868	517,889	490,065
Interest expense:
Deposits	260,294	244,846	206,176
Borrowings	31,323	25,706	28,783
Total interest expense	291,617	270,552	234,959
Net interest income	353,251	247,337	255,106
Provision for credit losses	47,000	13,800	8,200
Net interest income after provision for credit losses	306,251	233,537	246,906
Noninterest income:
Deposit, loan and other income	11,701	6,861	6,098
Defined benefit pension plan curtailment gain	3,501	-	-
Employee retention tax credit	6,608	-	-
Income on bank owned life insurance	9,548	7,142	6,316
Net gains on sale of loans held-for-sale	2,003	2,723	1,704
Net gains (losses) on equity securities	1,704	2	(117)
Total noninterest income	35,065	16,728	14,001
Noninterest expense:
Salaries and employee benefits	111,423	90,053	88,223
Occupancy and equipment	16,545	11,615	10,884
FDIC insurance	8,600	7,200	8,365
Professional and consulting	10,801	8,447	7,547
Marketing and advertising	3,180	2,420	1,965
Information technology and communications	20,005	17,574	14,340
Restructuring and exit charges	994	-	-
Merger expenses	34,461	1,605	-
Branch closing expenses	1,275	477	-
Bank owned life insurance restructuring charge	327	-	-
Amortization of core deposit intangible	7,922	1,235	1,438
Other expenses	13,040	11,172	11,187
Total noninterest expenses	228,573	151,798	143,949
Income before income tax expense	112,743	98,467	116,958
Income tax expense	32,300	24,674	29,955
Net income	80,443	73,793	87,003
Preferred dividends	6,036	6,036	6,036
Net income available to common stockholders	$74,407	$67,757	$80,967
Earnings per common share:
Basic	$1.64	$1.77	$2.08
Diluted	1.63	1.76	2.07

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
(dollars in thousands)
Net income	$80,443	$73,793	$87,003

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available-for-sale-securities arising during period	28,980	(11,856)	3,940
Net unrealized losses on cash flow hedges	(14,577)	(2,329)	(7,550)
Pension plan adjustments	1,547	1,448	865
Total other comprehensive income (loss), net of tax	15,950	(12,737)	(2,745)
Total comprehensive income	$96,393	$61,056	$84,258

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total
			Additional Paid	Retained		Comprehensive	Stockholders’
	Preferred Stock	Common Stock	In Capital	Earnings	Treasury Stock	(Loss) Income	Equity
(dollars in thousands, except share and per share data)
Balance as of January 1, 2023	$110,927	$586,946	$30,126	$535,915	$(52,799)	$(32,364)	$1,178,751
Net income	-	-	-	87,003	-	-	87,003
Other comprehensive loss, net of tax	-	-	-	-	-	(2,745)	(2,745)
Cash dividends declared on preferred stock ($1.3125 per share)	-	-	-	(6,036)	-	-	(6,036)
Cash dividends declared on common stock ($0.665 per share)	-	-	-	(25,912)	-	-	(25,912)
Exercise of stock options (7,388 shares)	-	-	96	-	-	-	96
Restricted stock grants, net of forfeitures (84,057 shares)	-	-	-	-	-	-	-
Stock grants (995 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (36,006 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (52,353 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,900)	-	-	-	(1,900)
Repurchase of stock (904,152 shares including 1% excise tax)	-	-	-	-	(17,497)	-	(17,497)
Stock-based compensation expense	-	-	4,860	-	-	-	4,860
Balance as of December 31, 2023	$110,927	$586,946	$33,182	$590,970	$(70,296)	$(35,109)	$1,216,620
Net income	-	-	-	73,793	-	-	73,793
Other comprehensive loss, net of tax	-	-	-	-	-	(12,737)	(12,737)
Cash dividends declared on preferred stock ($1.3125 per share)	-	-	-	(6,036)	-	-	(6,036)
Cash dividends declared on common stock ($0.71 per share)	-	-	-	(27,281)	-	-	(27,281)
Restricted stock grants, net of forfeitures (69,772 shares)	-	-	-	-	-	-	-
Stock grants (1,533 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (37,542 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (24,070 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,403)	-	-	-	(1,403)
Repurchase of stock (282,370 shares)	-	-	-	-	(5,820)	-	(5,820)
Stock-based compensation expense	-	-	4,568	-	-	-	4,568
Balance as of December 31, 2024	$110,927	$586,946	$36,347	$631,446	$(76,116)	$(47,846)	$1,241,704
Net income	-	-	-	80,443	-	-	80,443
Other comprehensive income, net of tax	-	-	-	-	-	15,950	15,950
Cash dividends paid on preferred stock ($1.312500 per depositary share)	-	-	-	(6,036)	-	-	(6,036)
Cash dividends paid on common stock ($0.72 per share)	-	-	-	(31,956)	-	-	(31,956)
Restricted stock grants, net of forfeitures (70,533 shares)	-	-	-	-	-	-	-
Stock grants (1,328 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (42,621 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (19,577 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on restricted stock units for FLIC (22,638 shares)	-	-	(507)	-	-	-	(507)
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,725)	-	-	-	(1,725)
Stock-based compensation	-	-	4,648	-	-	-	4,648
Stock issued in connection with FLIC merger (11,790,116 shares)	-	270,819	-	-	-	-	270,819
Balance as of December 31, 2025	$110,927	$857,765	$38,763	$673,897	$(76,116)	$(31,896)	$1,573,340

See the accompanying notes to the consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$80,443	$73,793	$87,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,087	4,422	4,503
Provision for credit losses	47,000	13,800	8,200
Amortization of intangibles	7,922	1,235	1,438
Net accretion of loans	(23,902)	(879)	(1,904)
Accretion on bank premises	-	(49)	(49)
Amortization (accretion) on deposits	1,236	(88)	(279)
Amortization on borrowings	22	22	21
Net deferred income tax (benefit) expense	(2,772)	(2,040)	4,135
Loss on bank owned life insurance policy exchange	327	-	-
Stock-based compensation	4,648	4,568	4,860
(Gain) loss on equity securities, net	(1,704)	(2)	117
Gain on sale of loans held-for-sale, net	(2,003)	(2,723)	(1,704)
Loans originated for resale	(30,321)	(29,340)	(26,153)
Proceeds from sale of loans held-for-sale	32,676	31,320	36,645
Net loss on disposition of fixed assets	1,275	477	-
Net loss on sale of other real estate owned	-	-	22
Accretion of cash surrender value of bank owned life insurance	(9,548)	(7,142)	(6,316)
Accretion of discounts and amortization of premium on securities available-for-sale	(746)	793	1,030
Amortization of subordinated debt issuance costs	645	505	1,184
(Increase) decrease in accrued interest receivable	(1,327)	3,610	(3,046)
Net change in operating leases	(1,042)	(155)	(54)
(Increase) decrease in other assets	(10,628)	8,691	(7,514)
Increase (decrease) in other liabilities	8,110	(40,118)	(9,248)
Net cash provided by operating activities	106,398	60,700	92,891
Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(441,441)	(80,519)	(42,143)
Sales	277,477	-	-
Maturities, calls and principal repayments	161,768	69,651	64,550
Purchases of equity securities	(1,825)	(1,526)	(2,870)
Proceeds from equity securities sold	4,334	-	-
Net redemptions (purchases) of restricted investment in bank stocks	10,003	11,008	(4,853)
Loans held-for-sale payments	-	-	25
Net (increase) decrease in loans	(246,232)	57,941	(255,556)
Proceeds from sale of other real estate owned	-	-	242
Proceeds from bank owned life insurance	278	1,114	-
Purchases of premises and equipment	(5,389)	(3,793)	(7,433)
Proceeds from disposition of fixed assets	-	1,275	-
Cash acquired, net of cash consideration paid in acquisition	54,869	-	-
Net cash (used in) provided by investing activities	(186,158)	55,151	(248,038)
Cash flows from financing activities
Net increase in deposits	168,118	284,000	179,859
Proceeds from issuance of subordinated debt	200,000	-	-
Redemption of subordinated debt	(75,000)	-	(75,000)
Payment of subordinated debt issuance costs	(3,725)	-	-
Proceeds from FHLB borrowings	966,000	866,529	2,946,500
Repayment of FHLB borrowings	(1,111,002)	(1,112,066)	(2,870,564)
Cash dividends paid on preferred stock	(6,036)	(6,036)	(6,036)
Cash dividends paid on common stock	(31,956)	(27,281)	(25,912)
Purchase of treasury stock	-	(5,820)	(17,497)
Proceeds from exercise of stock options	-	-	96
Share redemption for tax withholdings on performance units and deferred stock units earned	(2,232)	(1,403)	(1,900)
Net cash provided by (used in) financing activities	104,167	(2,077)	129,546
Net change in cash and cash equivalents	24,407	113,774	(25,601)
Cash and cash equivalents at beginning of period	356,488	242,714	268,315
Cash and cash equivalents at end of period	$380,895	$356,488	$242,714
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$286,294	$270,946	$230,806
Income taxes paid	43,739	24,001	31,647
Supplemental disclosures of noncash investing activities:
Fair value of assets acquired	$3,905,094	$-	$-
Fair value of liabilities assumed	3,641,505	-	-
Stock issued in connection with FLIC merger	270,819	-	-
Transfer of loans held-for-sale to loans held-for-investment	-	-	16,156
Transfer of loans held-for-investment to loans held-for-sale	-	-	11,197

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its 58 other banking offices. On June 1, 2025, the Company completed its acquisition of The First of Long Island Corporation ("FLIC") and the First National Bank of Long Island ("FNBLI"), FLIC’s wholly owned subsidiary depository institution, which was merged into the Bank. See Note 2. Substantially all loans are secured with various types of collateral, including business assets, consumer assets and commercial/residential real estate. Each borrower’s ability to repay their loans is dependent on the conversion of assets, cash flows generated from the borrowers’ business, real estate rental and consumer wages.

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

Segments

FASB ASC 28, “Segment Reporting,” requires companies to report certain information about operating segments. The Company is managed as one segment: a community bank. All decisions including but not limited to loan growth, deposit funding, interest rate risk, credit risk and pricing are determined after assessing the effect on the totality of the organization. For example, loan growth is dependent on the ability of the organization to fund this growth through deposits or other borrowings. As a result, the Company is managed as one operating segment. See Note 24 for disclosures related to the reportable segment.

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

Summary of Significant Accounting Policies

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Loans that are 90 days past due are placed on nonaccrual and previously accrued interest is reversed and charged against interest income unless the loans are both well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In certain cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both homogeneous loans that are collectively evaluated for credit losses and loans individually analyzed for credit losses.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Expected credit losses of financial assets are measured on a collective (pooled) basis when similar risk characteristic(s) exist. If the Company determines that a financial asset does not share risk characteristics with other financial assets, the Company will evaluate the financial asset for expected credit losses on an individual basis. Financial assets are assessed once, either through collective assessments or individual assessments. For pooled loan segments, utilizing a quantitative analysis, the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. In the absence of relevant and reliable internal data, probability of default and loss given default rates are determined using peer data. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount. Financial assets may be segmented based on one characteristic, or a combination of characteristics. Examples of risk characteristics relevant to the Company’s evaluation include, but were not limited to: (1) Internal or external credit scores or credit ratings, (2) Risk ratings or classifications, (3) Financial asset type, (4) Collateral type, (5) Size, (6) Effective interest rate, (7) Term, (8) Geographical location, (9) Industry of the borrower and (10) Vintage.

The Company’s quantitative analysis also considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third-party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis, to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

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

For collateral dependent loans, when it is determined that a foreclosure is probable, the allowance for credit losses is determined on a loan level basis using the fair value of the collateral as of the reporting date, less estimated disposition costs (“net fair value”), which will ensure that the credit loss is not delayed until the time at which the actual foreclosure takes place. In the event that this fair value is less than the amortized cost basis of these specific loans, the Company will recognize the difference between the net fair value at the reporting date and the amortized cost basis in the allowance for credit losses. If the fair value of the collateral has increased as of the evaluation date, the increase in the fair value of the collateral is reflected through a reduction in the allowance for credit losses. Adjustments for estimated disposition costs are not appropriate when the repayment of a collateral-dependent loan is expected from the operation of the collateral. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows is adjusted to incorporate expected prepayments, if applicable.

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

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("non-designated derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item is attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is recorded in other comprehensive income ("OCI") and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The changes in the fair value of a derivative that is not designated is recorded currently in earnings, as noninterest income.

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

Employee Benefit Plans

The Company has a noncontributory pension plan that covered all eligible employees up until September 30, 2007, at which time the Company froze its defined benefit pension plan. As such, all future benefit accruals in this pension plan were discontinued and all retirement benefits that employees would have earned as of September 30, 2007 were preserved. In addition, the Company acquired a defined benefit pension plan that covered all former eligible FLIC employees. FLIC and the Bank, commencing at the merger closing on June 1, 2025, made contributions to the plan, which together with participant contributions equal to 2% of their compensation, funded these benefits. Effective September 30, 2025, the plan was frozen and all retirement benefits that employees earned through that date were preserved. The Company’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in salaries and employee benefits expense.

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

Stock-Based Compensation

FASB ASC 718 “Compensation-Stock Compensation” requires that the compensation costs related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

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

Treasury Stock

Subject to certain regulatory limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to the corporate treasury and will be used for future issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. The Parent Corporation did not repurchase any shares in 2025. During the year ended December 31, 2024, the Parent Corporation repurchased 283,270 shares under board-approved share repurchase programs.

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

On December 27, 2022, Treasury and the IRS released Notice 2023-2, which announced that they intend to issue proposed regulations with respect to the excise tax. The notice provides interim guidance that Treasury and the Service generally intend to include in the proposed regulations, including several examples that illustrate the application of the rules set forth in the notice. Treasury and the IRS anticipate that the proposed regulations will be consistent with the guidance provided in the notice. In addition, until the issuance of the proposed regulations, taxpayers are permitted to rely on the operating rules set forth in Section 3 of the notice. The proposed regulations are anticipated to apply to repurchases of stock made after December 31, 2022, and to issuances of stock made during a tax year ending after December 31, 2022. As of December 31, 2025, the Company had no accruals related to the excise tax through equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1a – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – (continued)

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary as of the years ended December 31, 2025, 2024 and 2023.

Other Intangible Assets

Other intangible assets consist of core deposit intangibles arising from business combinations that are amortized over their estimated useful lives to their estimated residual value.

Comprehensive Income (Loss)

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from nonowner sources. The Company’s OCI (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, unrecognized actuarial gains and losses of the Company’s defined benefit pension plans and unrealized gains and losses on cash flow hedges, net of taxes.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of events already included in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the date of the enactment.

Valuation Allowances: We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, we weigh all available evidence, both positive and negative, including projected future taxable income and tax-planning strategies.

Uncertain Tax Positions: The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the taxing authorities. We record unrecognized tax benefits, including associated interest and penalties, as a component of Income tax expense in the Consolidated Statements of Operations. Accrued interest and penalties are classified within Other long-term liabilities on the Consolidated Balance Sheets.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced transparency through a standardized, disaggregated tax rate reconciliation table and expanded disclosures for income taxes paid. The Company adopted the standard effective January 1, 2025. Specifically, we are now required to:

●

Disaggregate the rate reconciliation into specific categories (e.g., state and local, foreign effects, enacted law changes) with a 5% quantitative threshold for separate disclosure of reconciling items.

●	Disaggregate cash taxes paid by federal, state, and foreign jurisdictions, with further detail for any jurisdiction representing 5% or more of total taxes paid.

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements and footnotes for 2024 and 2023 to conform to the classifications presented in 2025. Such reclassifications had no impact on net income or stockholders’ equity.

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

Impact of Issued But Not Yet Effective Accounting Standards

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

The acquisition of FLIC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the estimated fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. Goodwill was originally reported at $7.2 million as of June 30, 2025. During the measurement period, the Company updated its assessment of the fair value of net assets acquired to reflect a net increase of $4.6 million to goodwill, resulting in a total of $11.9 million recorded from the merger. The adjustment was related to deferred tax assets, including a $5.0 million increase from true-ups based on tax filings (decrease to goodwill), a $1.3 million increase from the application of the finalized 30.9% blended statutory tax rate (decrease to goodwill), and a $10.9 million valuation allowance related to Section 382 limitations-including recognized built-in losses and net operating losses resulting from the completion of a formal limitation study and updated New York apportionment rates (increase to goodwill). The $11.9 million of goodwill created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents an asset attributed to the future economic benefits arising from other assets acquired in a business combination. Future economic benefits consist largely of the synergies and economies of scale expected from combining the operations of FLIC and the Company.

The Company continues to identify and assess information regarding the nature of the assets acquired and liabilities assumed. Accordingly, these valuations, including the amounts recorded for current and deferred taxes, are considered preliminary and subject to further adjustment during the measurement period, which ends June 1, 2026.

In connection with the acquisition, the consideration paid, as well as the fair value of identifiable assets acquired and liabilities assumed as of the Acquisition Date, are summarized in the following tables:

As of
June 1, 2025
(dollars in thousands, except for per share data)
Purchase Price Consideration
FLIC common shares settled for stock	22,783,572
Exchange Ratio	0.5175
ConnectOne shares entitlement	11,790,499
Fractional shares subject to cash in lieu	(383)
ConnectOne whole shares issued	11,790,116
Price per share of ConnectOne common stock on May 30, 2025	$22.97
Total fair value of stock consideration issued	$270,819
Cash consideration paid	9
Total purchase price consideration	$270,828

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Combination – (continued)

	As of	Measurement	As of
	June 1, 2025	Period Adjustments	June 1, 2025
	(dollars in thousands)

Total purchase price consideration	$270,828	$-	$270,828

Fair Value of Assets Acquired:
Cash and cash equivalents	54,869	-	54,869
Securities available-for-sale	596,702	-	596,702
Loans receivables, net	2,882,951	-	2,882,951
Restricted stock, at cost	24,276	-	24,276
Premises and equipment, net	45,895	-	45,895
Bank-owned life insurance	118,098	-	118,098
Pension plan assets	11,617	-	11,617
Core deposit intangible	63,206	-	63,206
Other assets	107,480	(4,624)	102,856
Total assets acquired	$3,905,094	$(4,624)	$3,900,470

Fair Value of Liabilities Assumed:
Deposits	3,251,147	-	3,251,147
Borrowings	360,405	-	360,405
Other liabilities	29,953	-	29,953
Total liabilities assumed	$3,641,505	$-	$3,641,505

Net assets acquired	$263,589	$(4,624)	$258,965

Goodwill recorded in acquisition	$7,239	$4,624	$11,863

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

The following table provides details related to the fair value of PCD loans that were acquired on June 1, 2025.

			Gross-up for PCD
	Unpaid Principal	Total Discount at	Allowance for Credit	Fair Value of
(dollars in thousands)	Balance	Acquisition	Losses at Acquisition	Loans at Acquisition
PCD Loans	$271,904	$(34,394)	$(43,336)	$194,174
Non-PCD Loans	2,860,661	(171,884)	-	2,688,777
Total Acquired Loans	$3,132,565	$(206,278)	$(43,336)	$2,882,951

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Combination – (continued)

Premises and equipment – The estimated fair value of premises was measured based upon appraisals from independent third parties. The estimated fair value of equipment was determined to approximate the carrying amount of these assets.

Deferred Tax Benefit – The Company recorded a net deferred income tax benefit of $46.5 million related to the tax attributes of FLIC, along with the effects of fair value adjustments resulting from applying the purchase method of accounting. This amount represents a measurement period adjustment from the preliminary $51.1 million benefit previously reported. The current estimate reflects the $4.6 million net decrease in deferred tax assets described above in the Purchase Price Allocation and Goodwill section, which accounts for the true-up of tax attributes, the application of the finalized 30.9% blended statutory tax rate, and the recognition of a valuation allowance related to Section 382 limitations. As the Company continues to evaluate the federal, state, and local combined statutory tax rate for the merged entity and the nature and extent of permanent and temporary differences between the book and tax bases of acquired assets and assumed liabilities, these amounts remain preliminary and subject to further adjustment during the measurement period.

Deposits – The fair values used for the demand and savings deposits equal the amount payable on demand at the Acquisition Date. The fair value of time deposits is estimated by discounting the estimated future cash flows using current rates offered for deposits with similar remaining maturities.

Borrowings – The fair value of FHLB advances was estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.

As a result of the integration of operations of FLIC, the Company recognized net interest income and net income of $61.7 million and $37.3 million, respectively, from the Acquisition Date through and including December 31, 2025 which is included in the Company’s Consolidated Statements of Income.

Costs related to the acquisition totaled $34.0 million for the year ended December 31, 2025. These amounts were expensed as incurred and are recorded as merger expenses in the Company’s Consolidated Statements of Income.

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

	December 31,
(dollars in thousands)	2025	2024
Net interest income	$419,675	$293,469
Noninterest income	39,507	25,052
Net income	156,147	35,012
Net income available to common	150,111	28,976
Basic EPS	$3.00	$0.58
Diluted EPS	$2.98	$0.58

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

	Years Ended December 31,
	2025	2024	2023
	(dollars in thousands, except per share amounts)
Net income available to common stockholders	$74,407	$67,757	$80,967
Earnings allocated to participating securities	(176)	(187)	(216)
Income attributable to common stock	$74,231	$67,570	$80,751
Weighted average common shares outstanding, including participating securities	45,304	38,376	38,913
Weighted average participating securities	(107)	(106)	(104)
Weighted average common shares outstanding	45,197	38,270	38,809
Incremental shares from assumed conversions of options, deferred stock units, performance units and restricted stock	218	211	153
Weighted average common and equivalent shares outstanding	45,415	38,481	38,962
Earnings per common share:
Basic	$1.64	$1.77	$2.08
Diluted	1.63	1.76	2.07

There were no antidilutive common share equivalents as of December 31, 2025, 2024 and 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Investment Securities

The Company’s investment securities are classified as available-for-sale as of December 31, 2025 and December 31, 2024. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in stockholders’ equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of December 31, 2025 and December 31, 2024. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 21 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Company’s portfolio of investment securities available-for-sale as of December 31, 2025 and 2024.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2025
Investment securities available-for-sale
Federal agency obligations	$398,392	$2,467	$(9,669)	$391,190
Residential mortgage pass-through securities	644,811	5,391	(43,058)	607,144
Commercial mortgage pass-through securities	30,124	-	(3,155)	26,969
Obligations of U.S. states and political subdivisions	221,545	5,385	(14,521)	212,409
Corporate bonds and notes	12,500	22	(3)	12,519
Asset-backed securities	528	-	(3)	525
Other securities	182	-	-	182
Total investment securities available-for-sale	$1,308,082	$13,265	$(70,409)	$1,250,938

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2024
Investment securities available-for-sale
Federal agency obligations	$96,165	$179	$(11,674)	$84,670
Residential mortgage pass-through securities	439,445	211	(60,818)	378,838
Commercial mortgage pass-through securities	24,989	-	(4,097)	20,892
Obligations of U.S. states and political subdivisions	141,775	89	(19,460)	122,404
Corporate bonds and notes	5,000	5	(18)	4,987
Asset-backed securities	892	-	(7)	885
Other securities	171	-	-	171
Total investment securities available-for-sale	$708,437	$484	$(96,074)	$612,847

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Investment Securities – (continued)

Investment securities having a carrying value of approximately $771.2 million and $184.0 million as of December 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window borrowings and Federal Home Loan Bank advances and for other purposes required or permitted by law. As of December 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents information for investment securities available-for-sale as of December 31, 2025, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2025
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Investment securities available-for-sale:
Due in one year or less	$2,963	$2,966
Due after one year through five years	28,264	28,679
Due after five years through ten years	68,320	69,829
Due after ten years	533,418	515,169
Residential mortgage pass-through securities	644,811	607,144
Commercial mortgage pass-through securities	30,124	26,969
Other securities	182	182
Total investment securities available-for-sale	$1,308,082	$1,250,938

There were no gains/losses from the sales and/or redemptions of investment securities for the years ended December 31, 2025, 2024 and 2023.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Investment Securities – (continued)

Impairment Analysis of Available-for-Sale Debt Securities

The following tables indicate gross unrealized losses for which an ACL has not been recorded, aggregated by investment category and by the length of continuous time individual securities have been in an unrealized loss position as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligation	$135,103	$(9,669)	$101,610	$(246)	$33,493	$(9,423)
Residential mortgage pass-through securities	331,799	(43,058)	5,547	(45)	326,252	(43,013)
Commercial mortgage pass-through securities	26,969	(3,155)	5,421	(96)	21,548	(3,059)
Obligations of U.S. states and political subdivisions	103,918	(14,521)	4,276	(20)	99,642	(14,501)
Corporate bonds and notes	1,997	(3)	1,997	(3)	-	-
Asset-backed securities	525	(3)	242	-	283	(3)
Total temporarily impaired securities	$600,311	$(70,409)	$119,093	$(410)	$481,218	$(69,999)

	December 31, 2024
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Investment securities available-for-sale:
Federal agency obligation	$53,467	$(11,674)	$18,471	$(60)	$34,996	$(11,614)
Residential mortgage pass-through securities	364,971	(60,818)	26,809	(604)	338,162	(60,214)
Commercial mortgage pass-through securities	20,892	(4,097)	-	-	20,892	(4,097)
Obligations of U.S. states and political subdivisions	112,523	(19,460)	13,281	(322)	99,242	(19,138)
Corporate bonds and notes	1,982	(18)	1,982	(18)	-	-
Asset-backed securities	885	(7)	-	-	885	(7)
Total temporarily impaired securities	$554,720	$(96,074)	$60,543	$(1,004)	$494,177	$(95,070)

The Company did not have an ACL for available-for-sale securities as of December 31, 2025. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available-for-sale. Accrued interest receivable for investment securities available-for-sale for December 31, 2025 and December 31, 2024 was $5.2 million and $2.3 million, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Investment Securities – (continued)

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2025.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5– Loans and the Allowance for Credit Losses

Loans Receivable: The following table sets forth the composition of the Company’s loan portfolio segments, net of deferred fees, as of December 31, 2025 and December 31, 2024:

	2025	2024
(dollars in thousands)
Commercial	$1,565,963	$1,532,730
Commercial real estate	8,054,696	5,880,679
Commercial construction	623,902	616,246
Residential real estate	1,210,980	249,691
Consumer	2,017	1,136
Gross loans	11,457,558	8,280,482
Net deferred fees	(4,278)	(5,672)
Loans receivable	$11,453,280	$8,274,810

At December 31, 2025 and December 31, 2024, loan balances of approximately $8.2 billion and $5.8 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York in the aggregate. During 2024, the Company took actions to increase its secured borrowing access and increase levels of off-balance sheet liquidity and as such increased the amount of loans pledged to each of these borrowing facilities.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5– Loans and the Allowance for Credit Losses – (continued)

Loans Held-For-Sale: The following table presents loans held-for-sale by loan segment as of December 31, 2025 and December 31, 2024:

	2025	2024
	(dollars in thousands)
Residential real estate	$391	$743

Loans Receivable on Nonaccrual Status - The following tables present the amortized cost basis of loans on nonaccrual status by loan segment as of December 31, 2025 and 2024:

	December 31, 2025
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$1,987	$11,052	$13,039
Commercial real estate	207	28,354	28,561
Commercial construction	-	-	-
Residential real estate	549	3,766	4,315
Total	$2,743	$43,172	$45,915

	December 31, 2024
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total Nonaccrual loans
	(dollars in thousands)
Commercial	$1,744	$14,487	$16,231
Commercial real estate	3,822	32,664	36,486
Commercial construction	-	2,204	2,204
Residential real estate	333	2,056	2,389
Total	$5,899	$51,411	$57,310

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. As of December 31, 2025, our loans based on year of origination and risk designation and gross charge-offs are as follows (dollars in thousands):

	Term loans amortized cost basis by origination year
							Revolving	Total
	2025	2024	2023	2022	2021	Prior	Loans	Gross Loans
Commercial
Pass	$165,942	$194,070	$137,181	$217,504	$177,715	$145,173	$479,906	$1,517,491
Special mention	-	-	-	694	-	2,927	44	3,665
Substandard	146	539	3,048	3,120	2,599	10,625	24,730	44,807
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$166,088	$194,609	$140,229	$221,318	$180,314	$158,725	$504,680	$1,565,963
YTD gross charge-offs	$-	$-	$32	$1,669	$-	$854	$1,961	$4,516

Commercial real estate
Pass	$1,129,223	$416,806	$303,121	$1,487,034	$1,391,743	$1,648,135	$1,451,710	$7,827,772
Special mention	-	-	-	39,271	3,741	71,452	6,998	121,462
Substandard	-	4,024	-	22,193	9,066	54,778	15,401	105,462
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate	$1,129,223	$420,830	$303,121	$1,548,498	$1,404,550	$1,774,365	$1,474,109	$8,054,696
YTD gross charge-offs	$-	$-	$-	$-	$-	$13,839	$-	$13,839

Commercial construction
Pass	$108,660	$120,104	$36,316	$17,912	$63,727	$44,193	$232,990	$623,902
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial construction	$108,660	$120,104	$36,316	$17,912	$63,727	$44,193	$232,990	$623,902
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$36,615	$26,638	$33,577	$201,351	$114,215	$416,017	$373,244	$1,201,657
Special mention	-	-	-	-	-	-	3,343	3,343
Substandard	-	-	-	-	798	2,516	2,666	5,980
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate	$36,615	$26,638	$33,577	$201,351	$115,013	$418,533	$379,253	$1,210,980
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$1,000	$1,000

Consumer
Pass	$1,863	$-	$-	$-	$-	$63	$91	$2,017
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$1,863	$-	$-	$-	$-	$63	$91	$2,017
YTD gross charge-offs	$25	$-	$-	$-	$-	$-	$1	$26

Total
Pass	$1,442,303	$757,618	$510,195	$1,923,801	$1,747,400	$2,253,581	$2,537,941	$11,172,839
Special mention	-	-	-	39,965	3,741	74,379	10,385	128,470
Substandard	146	4,563	3,048	25,313	12,463	67,919	42,797	156,249
Doubtful	-	-	-	-	-	-	-	-
Grand Total	$1,442,449	$762,181	$513,243	$1,989,079	$1,763,604	$2,395,879	$2,591,123	$11,457,558
YTD gross charge-offs	$25	$-	$32	$1,669	$-	$14,693	$2,962	$19,381

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

Collateral-dependent Loans - The following tables present the amortized cost basis of collateral-dependent loans by loan segment as of December 31, 2025 and 2024:

	December 31, 2025
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,948	$8,783	$15,731
Commercial real estate	242,125	-	242,125
Commercial construction	-	-	-
Residential real estate	5,637	-	5,637
Total	$254,710	$8,783	$263,493

	December 31, 2024
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$2,308	$9,222	$11,530
Commercial real estate	36,486	-	36,486
Commercial construction	2,204	-	2,204
Residential real estate	2,056	-	2,056
Total	$43,054	$9,222	$52,276

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

Aging Analysis – The following tables present the aging of the amortized cost in past-due loans by loan segment as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$875	$539	$427	$13,039	$14,880	$1,551,083	$1,565,963
Commercial real estate	13,602	6,098	16,276	28,561	64,537	7,990,159	8,054,696
Commercial construction	-	-	-	-	-	623,902	623,902
Residential real estate	7,405	1,372	769	4,315	13,861	1,197,119	1,210,980
Consumer	-	-	-	-	-	2,017	2,017
Total	$21,882	$8,009	$17,472	$45,915	$93,278	$11,364,280	$11,457,558

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
Commercial	$1,340	$-	$-	$16,231	$17,571	$1,515,159	$1,532,730
Commercial real estate	-	-	-	36,486	36,486	5,844,193	5,880,679
Commercial construction	-	-	-	2,204	2,204	614,042	616,246
Residential real estate	1,991	-	-	2,389	4,380	245,311	249,691
Consumer	-	-	-	-	-	1,136	1,136
Total	$3,331	$-	$-	$57,310	$60,641	$8,219,841	$8,280,482

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

	December 31, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses - loans
Individually analyzed	$314	$125	$-	$-	$-	$439
Collectively evaluated	15,392	79,046	5,303	12,084	18	111,843
Acquired with deteriorated credit quality	(348)	42,256	-	115	-	42,023
Total	$15,358	$121,427	$5,303	$12,199	$18	$154,305
Gross loans
Individually analyzed	$12,184	$28,354	$-	$3,675	$-	$44,213
Collectively evaluated	1,548,381	7,812,572	623,902	1,205,343	2,017	11,192,215
Acquired with deteriorated credit quality	5,398	213,770	-	1,962	-	221,130
Total	$1,565,963	$8,054,696	$623,902	$1,210,980	$2,017	$11,457,558

	December 31, 2024
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total

Allowance for credit losses - loans	(dollars in thousands)
Individually analyzed	$326	$909	$-	$-	$-	$1,235
Collectively evaluated	17,740	53,868	5,064	4,561	5	81,238
Acquired with deteriorated credit quality	212	-	-	-	-	212
Total	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Gross loans
Individually analyzed	$15,751	$36,486	$2,204	$2,056	$-	$56,497
Collectively evaluated	1,516,557	5,844,193	614,042	247,635	1,136	8,223,563
Acquired with deteriorated credit quality	422	-	-	-	-	422
Total	$1,532,730	$5,880,679	$616,246	$249,691	$1,136	$8,280,482

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5– Loans and the Allowance for Credit Losses – (continued)

A summary of the activity in the allowance for credit losses for loans by loan segment is as follows:

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of January 1, 2025	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Charge-offs	(4,516)	(13,839)	-	(1,000)	(26)	(19,381)
Recoveries	366	746	-	35	-	1,147
Provision for credit losses - loans:
Initial provision related to acquisition – loans	985	16,017	78	10,217	10	27,307
Operating provision for credit losses	(616)	22,679	161	(1,728)	29	20,525
Nonaccretable credit marks on PCD loans	861	41,047	-	114	-	42,022
Balance as of December 31, 2025	$15,358	$121,427	$5,303	$12,199	$18	$154,305

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of January 1, 2024	$20,632	$52,278	$4,739	$4,320	$5	$81,974
Charge-offs	(3,286)	(10,416)	-	-	-	(13,702)
Recoveries	392	31	-	6	-	429
Provision for credit losses	540	12,884	325	235	-	13,984
Balance as of December 31, 2024	$18,278	$54,777	$5,064	$4,561	$5	$82,685

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5– Loans and the Allowance for Credit Losses – (continued)

	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of January 1, 2023	$28,903	$53,742	$3,718	$4,143	$7	$90,513
Charge-offs	(14,888)	(2,142)	-	(18)	(1)	(17,049)
Recoveries	10	-	-	68	8	86
Provision for credit losses	6,607	678	1,021	127	(9)	8,424
Balance as of December 31, 2023	$20,632	$52,278	$4,739	$4,320	$5	$81,974

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the last 12 months. The modification percentage represents the total modified loans as compared to the total gross loan balances as of December 31, 2025.

	Amortized Cost Basis
	Term Extension	Payment Deferral	Total	Gross Loans at December 31, 2025	Modification % (Modified Loans/Gross Loans)
December 31, 2025
(dollars in thousands)
Commercial	$5,848	$18,811	$24,659	$1,565,963	1.57%
Commercial real estate	3,687	-	3,687	8,054,696	0.05
Commercial construction	8,244	-	8,244	623,902	1.32
Residential real estate	-	-	-	1,210,980	-
Consumer	-	-	-	2,017	-
Total	$17,779	$18,811	$36,590	$11,457,558	0.32%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the last 12 months.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Reduction
December 31, 2025
(dollars in thousands)
Commercial	8	2	0%	-
Commercial real estate	4	-	-	-
Commercial construction	3	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total	15	2	0.0%	-

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
December 31, 2025
(dollars in thousands)
Commercial	$24,659	$-	$-
Commercial real estate	3,687	-	-
Commercial construction	8,244	-	-
Residential real estate	-	-	-
Consumer	-	-	-
Total	$36,590	$-	$-

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

	Amortized Cost Basis
	Term Extension	Payment Deferral	Interest Rate Reduction	Payment Reduction	Total	Gross Loans at December 31, 2024	Modification % (Modified Loans/Gross Loans)
December 31, 2024
(dollars in thousands)
Commercial	$17,641	$126	$-	$333	$18,100	$1,532,730	1.18%
Commercial real estate	-	-	63,804	-	63,804	5,880,679	1.08
Commercial construction	-	-	-	-	-	616,246	-
Residential real estate	1,413	-	-	-	1,413	249,691	0.57
Consumer	-	-	-	-	-	1,136	-
Total	$19,054	$126	$63,804	$333	$83,317	$8,280,482	1.01%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the last 12 months.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Reduction
December 31, 2024
(dollars in thousands)
Commercial	6	3	-%	$6
Commercial real estate	-	-	0.8	-
Commercial construction	-	-	-	-
Residential real estate	136	-	-	-
Consumer	-	-	-	-
Total	142	3	0.8%	$6

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

	Current	30-89 Days Past Due	90 Days or Greater Past Due
December 31, 2024
(dollars in thousands)
Commercial	$18,100	$-	$-
Commercial real estate	63,804	-	-
Residential real estate	1,413
Total	$83,317	$-	$-

There were no loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2025 and December 31, 2024 and were modified in the twelve months prior to that default. Upon the Company’s determination that a modified loan (or portion of the loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s Consolidated Statement of Income. The following table presents the allowance for credit losses for unfunded commitments for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Balance at beginning of period	$2,627	$2,811
Provision for (reversal of) allowance for credit losses – unfunded commitments	481	(184)
Balance at end of period	$3,108	$2,627

Components of (Reversal of) Provision for Credit Losses

The following table summarizes the provision for (reversal of) provision for credit losses for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Provision for credit losses – loans	$20,525	$13,984
Initial provision related to acquisition – loans	27,307	-
Release of marks due to improvements in expected cash flows	(1,313)	-
Provision for (reversal of) credit losses - unfunded commitments	481	(184)
Provision for credit losses – total	$47,000	$13,800

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment are summarized as of December 31, 2025 and 2024:

	Estimated
	Useful Life
	(Years)	2025	2024
		(dollars in thousands)
Land	-	$14,256	$5,253
Buildings	10-25	22,868	11,043
Furniture, fixtures and equipment	3-7	37,878	30,746
Leasehold improvements	10-20	30,446	28,325
Subtotal		105,448	75,367
Less: accumulated depreciation, amortization and fair value adjustments		50,163	46,920
Total premises and equipment, net		$55,285	$28,447

Depreciation and amortization expense of premises and equipment was $6.1 million, $4.4 million and $4.5 million for 2025, 2024 and 2023, respectively.

Finance Leases: The Company has a lease agreement for a building accounted for as a finance lease. The lease arrangement requires monthly payments through 2028. As of December 31, 2025, the weighted average remaining term for the finance lease was 2.9 years and the weighted average discount rate used in the measurement of finance lease liabilities was 6%. Total finance lease costs for the year ended December 31, 2025 were $0.3 million.

The Company has included this lease in premises and equipment as follows at December 31, 2025 and 2024:

	2025	2024
	(dollars in thousands)
Finance lease	$3,423	$3,423
Less: accumulated amortization	2,909	2,738
	$514	$685

The following is a schedule by year of future minimum lease payments under the finance lease, together with the present value of net minimum lease payments as of December 31, 2025 (dollars in thousands):

2026	$353
2027	353
2028	323
2029	-
Thereafter	-
Total minimum lease payments	1,029
Less amount representing interest	83
Present value of net minimum lease payments	$946

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment – (continued)

Operating Leases: The Company leases certain premises and equipment under operating leases. As of December 31, 2025, the Company had lease liabilities totaling $32.4 million and right-of-use assets totaling $29.6 million. As of December 31, 2025, the weighted average remaining lease term for operating leases was 8.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.7%. Total operating lease costs for the year ended December 31, 2025 were $5.2 million.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31,
2025
(dollars in thousands)
Lease payments due:
Less than 1 year	$5,870
1 year through less than 2 years	5,225
2 years through less than 3 years	4,499
3 years through less than 4 years	3,187
4 years through 5 years	2,805
After 5 years	15,880
Total undiscounted cash flows	37,466
Impact of discounting	(5,020)
Total lease liability	$32,446

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Goodwill and Other Intangible Assets

The Company performs an annual impairment test as required by ASC 350. For 2025, management utilized the "step zero" qualitative assessment. This assessment evaluates whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Based upon management’s review through December 31, 2025, the Company concluded that no impairment exists, the "step zero" test was passed, and no further quantitative testing was required.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024, including adjustments related to the measurement period of prior acquisitions:

	2025	2024
	(dollars in thousands)
Balance, January 1	$208,372	$208,372
Acquired goodwill	7,239	-
Measurement period adjustments	4,624	-
Impairment	-	-
Balance, December 31	$220,235	$208,372

The adjustment was primarily driven by a finalization of deferred tax assets, including a $5.0 million increase from true-ups based on tax filings (decrease to goodwill), a $1.3 million increase from the application of the finalized 30.9% blended statutory tax rate (decrease to goodwill) and a $10.9 million valuation allowance related to Section 382 limitations-including recognized built-in losses and net operating losses resulting from the completion of a formal limitation study and updated New York apportionment rates (increase to goodwill).

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Goodwill and Other Intangible Assets – (continued)

Acquired Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization, and net carrying amount of the Company’s core deposit intangibles as of the dates set forth below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles
December 31, 2025	$76,413	$(16,490)	$59,923
Core deposit intangibles
December 31, 2024	$13,207	$(8,568)	$4,639

One core deposit intangible of $5.3 million in gross carrying value from a previous merger was fully amortized as of December 31, 2024 and is no longer reflected in the financial statements.

Aggregate amortization expense was approximately $7.9 million, $1.2 million and $1.4 million for 2025, 2024 and 2023, respectively. Estimated amortization expense for each of the next five years (dollars in thousands):

2026	$11,382
2027	9,491
2028	8,171
2029	6,829
2030	5,565

Note 8– Deposits

Time Deposits

As of December 31, 2025 and December 31, 2024, the Company's total time deposits were $2.8 billion and $2.6 billion, respectively. Included in time deposits were gross nonreciprocal brokered time deposits of $868.7 million and $907.2 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the contractual maturities of these time deposits were as follows (dollars in thousands):

2026	$2,571,266
2027	186,587
2028	32,858
2029	4,171
2030	2,997
After	7
Time deposits (before discount)	$2,797,886
Fair value discount	(1,009)
Total time deposits (after discount)	$2,796,877

Time deposits that are greater than or equal to $250,000 were $948.9 million and $731.0 million as of December 31, 2025 and 2024, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	December 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$878,050	3.96%	$660,529	4.51%
1 year through less than 2 years	226	2.85	2,050	2.23
2 years through less than 3 years	25,000	4.18	260	2.85
3 years through less than 4 years	-	-	25,000	4.18
4 years through 5 years	-	-	-	-
After 5 Years	227	2.96	261	2.96
FHLB borrowings (before discount)	903,503	3.97%	688,100	4.49%
Fair value discount	(14)		(36)
FHLB borrowings (after discount)	$903,489		$688,064

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances have fixed rates. The advances as of December 31, 2025 were primarily collateralized by approximately $3.9 billion of commercial mortgage and residential loans, net of required over collateralization amounts, under a blanket lien arrangement. As of December 31, 2025, the Company had remaining borrowing capacity of approximately $2.0 billion at the FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures was previously three-month LIBOR plus 2.85% and reprices quarterly. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, applicable US Dollar LIBOR indexed instruments like the Company’s outstanding $5.0 million of MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of December 31, 2025 was 6.95%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10 "Consolidation". Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of December 31, 2025 and December 31, 2024.

As of December 31, 2025
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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

Pretax income and income tax expense from continuing operations were as follows:

	2025	2024	2023
	(dollars in thousands)
Pretax income	$112,743	$98,467	$116,958

Current:
Federal	$18,512	$15,556	$16,185
State and Local	16,560	11,158	9,635
Subtotal	35,072	26,714	25,820
Deferred:
Federal	(2,024)	258	2,903
State and Local	(748)	(2,298)	1,232
Subtotal	(2,772)	(2,040)	4,135
Income tax expense	$32,300	$24,674	$29,955

Pretax income and income tax expense are derived solely from domestic operations.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	2025
(dollars in thousands)	Amount	Rate
US Federal tax at statutory rate	$23,676	21.0%
State and Local tax, net of federal tax benefit	12,492	11.1
Nontaxable or nondeductible items:
Tax-exempt interest and dividends	(3,207)	(2.8)
Bank owned life insurance	(1,936)	(1.7)
162M adjustment	576	0.5
Tax benefits from stock-based compensation	129	0.1
Merger expenses	1,682	1.4
Other, net	(1,112)	(1.0)
Income tax expense	$32,300	28.6%

State taxes in New York and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes - (continued)

The following table sets forth a reconciliation of the income tax expense computed at the U.S. federal statutory income tax rate to the Company's actual income tax expense for the periods indicated:

(dollars in thousands)	2024	2023
Income before income tax expense	$98,467	$116,958
Federal statutory rate	21%	21%
Computed “expected” Federal income tax expense	$20,678	24,561
State and Local tax, net of federal tax benefit	6,514	9,404
Tax-exempt interest and dividends	(2,632)	(2,514)
Bank owned life insurance	(1,500)	(1,326)
162M adjustment	469	779
Tax benefits from stock-based compensation	109	(66)
Other, net	1,036	(883)
Income tax expense	$24,674	$29,955

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes – (continued)

Income taxes paid were as follows for the year ended December 31, 2025:

2025
(dollars in thousands)
Federal	$18,752
State and Local:
New Jersey	16,681
New York	6,723
Connecticut	1,169
Florida	190
Total	$43,515

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows:

	2025	2024
	(dollars in thousands)
Deferred tax assets
Allowance for credit losses	$44,656	$24,891
Depreciation	822	6
Pension actuarial losses	-	272
State net operating losses	10,807	2,683
Deferred compensation	7,765	4,919
Purchase accounting	37,400	-
Unrealized losses on available-for-sale securities	38,890	25,959
Deferred loan costs, net of fees	4,321	1,608
Finance lease	134	163
Nonaccrual interest	373	275
Operating lease liability	10,431	4,671
Interest Expense Disallowance	5,239	-
Other	2,090	1,519
Total deferred tax assets	$162,928	$66,966
Deferred tax liabilities
Employee benefit plans	$(7,709)	$(2,515)
Pension actuarial losses	(380)	-
Purchase accounting	-	(1,599)
Prepaid expenses	(2,213)	(1,551)
Unrealized gains on derivatives	(3,802)	(8,790)
Right of use asset	(9,138)	(4,304)
Other	(2,008)	(1,240)
Total deferred tax liabilities	(25,250)	(19,999)
Net deferred tax assets before valuation allowance	$137,678	$46,967
Valuation allowance	(10,947)	-
Net deferred tax assets	$126,731	$46,967

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes – (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. This assessment includes the evaluation of future taxable income, the scheduled reversal of deferred tax liabilities, and available tax planning strategies. In connection with the acquisition of FLIC, the Company obtained net operating loss carryforwards and other tax attributes that are subject to utilization limits under Internal Revenue Code Section 382. These limits affect both realized and unrealized built-in losses and may restrict the Company's ability to utilize these attributes during the carryforward period. Accordingly, management established a valuation allowance against the relevant acquired deferred tax assets based on its evaluation of their future realizability. Refer to Note 2, Business Combinations, for additional information regarding the FLIC acquisition. Aside from these acquired attributes, the Company believes its remaining net deferred tax assets are more likely than not to be realized as of December 31, 2025 and as of December 31, 2024. The Company has no unrecognized tax benefits as of December 31, 2025 and as of December 31, 2024.

The Company files income tax returns in multiple jurisdictions and is subject to examination by federal, state, and local taxing authorities. The Company regularly assesses developments in tax laws and regulations that may impact its effective tax rate and financial reporting. The Company’s federal income tax returns that are currently open and subject to examination are from the tax year 2022 return and forward. The Company’s state income tax returns are generally open from the tax year 2021 and forward based on individual state statutes of limitations.

As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $134 million, which expire at various dates from 2041 through 2045. Additionally, the Company generated Recognized Built-In Losses (RBILs) of $26.5 million which may be carried forward indefinitely for federal tax purposes and expire in 2045 for the state tax purposes. The Company also had federal interest expense disallowance carryforwards of approximately $24.9 million, which may be carried forward indefinitely. These attributes are subject to utilization limits under Section 382, which is $9.7 million. A valuation allowance has been established solely against certain state net operating loss and state RBIL carryforwards that are not more likely than not to be realized before expiration or utilization.

Note 12 – Preferred Stock

On August 19, 2021, the Company completed an underwritten public offering of 115,000 shares, or $115 million in aggregate liquidation preference, of its depositary shares, each representing a 1/40th interest in a share of the Company’s 5.25% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share. The net proceeds received from the issuance of preferred stock at the time of closing were $110.9 million. On September 1, 2026 the rate will reset to the Five-year Treasury rate plus 4.42%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Commitments, Contingencies and Concentrations of Credit Risk

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

The following table provides a summary of financial instruments with off-balance sheet risk as of December 31, 2025 and 2024:

	2025		2024
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Commitments under commercial loans and lines of credit	$101,841	$997,861	$100,430	$647,652
Home equity and other revolving lines of credit	33	91,069	17	41,349
Outstanding commercial mortgage loan commitments	20,708	273,143	24,139	321,771
Standby letters of credit	152	21,203	190	41,276
Overdraft protection lines	1,644	1,098	640	178
Total	$124,378	$1,384,374	$125,416	$1,052,226

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Transactions with Executive Officers, Directors and Principal Stockholders

Banking Transactions: The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families, and affiliated companies (collectively referred to as "related parties"). These transactions include loans and deposits maintained at the Company’s banking subsidiary.

Loans to Related Parties: Loans to related parties during the years ended December 31, 2025 and 2024 are summarized as follows:

	2025	2024
	(dollars in thousands)
Balance, January 1	$23,364	$20,323
Originations and drawdowns	13,440	7,907
Repayments	(6,004)	(4,866)
Balance, December 31	$30,800	$23,364

In the opinion of Management, these loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. These transactions do not involve more than the normal risk of collectability or present other unfavorable features.

Deposits from Related Parties: Deposits from related parties as of December 31, 2025 and 2024 were $70.2 million and $51.9 million, respectively. These deposits were received in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated persons.

Non-Banking Transactions: The Company enters into certain business arrangements with entities owned or controlled by related parties.

●

Lease Agreements: The Company leases banking offices from entities affiliated with certain related parties. Rent expense paid to these related parties totaled $0.8 million for each of the years ended December 31, 2025, and 2024.

●

Professional Services: The Company utilizes an advertising and public relations agency at which one of the Company’s directors serves as President, CEO, and is a principal owner. Fees paid to this agency totaled $0.4 million and $0.3 million for the years ended December 31, 2025, and 2024, respectively.

●	Terms of Transactions: Management believes these transactions were conducted on terms and conditions similar to those that would be available from unrelated third parties.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Stockholders’ Equity and Regulatory Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The accumulated other comprehensive gain or loss on securities and derivatives is not included in computing regulatory capital. Management believes as of December 31, 2025, the Bank and the Parent Corporation meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2025, and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Stockholders’ Equity and Regulatory Requirements – (continued)

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2025 and 2024, compared to the FRB and FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

					For Classification
					Under Corrective
			Minimum		Action Plan
			Capital Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank			(dollars in thousands)
December 31, 2025
Leverage (Tier 1) capital	$1,452,592	10.59%	$548,523	4.00%	$685,654	5.00%
Risk-Based Capital:
CET 1	$1,452,592	12.36	$528,883	4.50	$763,943	6.50
Tier 1	1,452,592	12.36	705,178	6.00	940,237	8.00
Total	1,566,670	13.33	940,237	8.00	1,175,296	10.00

December 31, 2024
Leverage (Tier 1) capital	$1,109,149	11.66%	$380,444	4.00%	$475,555	5.00%
Risk-Based Capital:
CET 1	$1,109,149	12.63	$395,068	4.50	$570,654	6.50
Tier 1	1,109,149	12.63	526,757	6.00	702,343	8.00
Total	1,194,249	13.60	702,343	8.00	877,929	10.00

			Minimum Capital		For Classification
			Adequacy		as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company	(dollars in thousands)
December 31, 2025
Leverage (Tier 1) capital	$1,319,186	9.61%	$548,909	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$1,203,104	10.24	$528,946	4.50	N/A	N/A
Tier 1	1,319,186	11.22	705,262	6.00	N/A	N/A
Total	1,631,285	13.88	940,349	8.00	N/A	N/A

December 31, 2024
Leverage (Tier 1) capital	$1,079,011	11.33%	$380,796	4.00%	N/A	N/A
Risk-Based Capital:
CET 1	$962,929	10.97	$395,075	4.50	N/A	N/A
Tier 1	1,079,011	12.29	526,767	6.00	N/A	N/A
Total	1,239,111	14.11	702,356	8.00	N/A	N/A

As of December 31, 2025, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk-based Capital Ratio which was 2.72% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.83% above the minimum buffer ratio.

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

The following table represents the reclassification out of accumulated other comprehensive (loss) income for the periods presented:

				Affected Line Item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated			Consolidated
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)			Statements of Income
	For the Year Ended
	December 31,
(dollars in thousands)	2025	2024	2023
Net interest income on derivatives	$17,219	$21,762	$20,230	Interest income
	(5,316)	(6,117)	(6,086)	Income tax expense
	11,903	15,645	14,144
Amortization of pension plan net actuarial losses	-	(171)	(296)	Salaries and employee benefits
	-	48	89	Income tax benefit
	-	(123)	(207)
Total reclassification	$11,903	$15,522	$13,937

Accumulated other comprehensive loss as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
	(dollars in thousands)
Investment securities available-for-sale, net of tax	$(40,652)	$(69,632)
Derivatives, net of tax	7,904	22,481
Defined benefit pension, net of tax	852	(695)
Total	$(31,896)	$(47,846)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits

Defined Benefit Plans

The Company maintains a frozen, noncontributory pension plan covering employees of the Company prior to the merger with Legacy ConnectOne (“Legacy CNOB Plan”). The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in the form of a ten-year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and are generally equal to 44% of a participant’s highest average compensation over a 5-year period.

FLIC Merger

In the FLIC merger, the Company acquired a defined benefit pension plan (“Legacy FLIC Plan” and, with the Legacy CNOB Plan, the “Plans”)) with a net funded status of $11.2 million as of the Acquisition Date. Former FLIC employees were eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service. Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service. FLIC historically made contributions to the Pension Plan which, when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits. The Bank’s funding method, the unit credit actuarial cost method, is consistent with the funding requirements of applicable federal laws and regulations which set forth both minimum required and maximum tax-deductible contributions. Employees became fully vested after four years of participation in the Pension Plan (no vesting occurs during the four-year period). An internal management committee oversees the affairs of the pension plan and acts as named fiduciary.

Effective September 30, 2025, the Company froze benefit accruals under the Legacy FLIC Plan for all participants. The freeze does not affect retirees or vested benefits. The projected benefit obligation was remeasured using a discount rate of 5.41%, increasing the liability by $2.0 million. There were no other changes in assumptions. The freezing of the plan also resulted in the removal of projected salary increase from the liability determination, resulting in a curtailment gain of $3.5 million recognized in Noninterest income during the third quarter of 2025. The plan’s funded status improved to 134%.

Significant Actuarial Assumptions. The following tables set forth the significant actuarial assumptions used to determine the benefit obligation at the Acquisition Date:

Weighted average assumptions used to determine the benefit obligation:
Discount rate	5.58%
Rate of increase in compensation levels	N/A

Weighted average assumptions used to determine net pension cost:
Discount rate	5.80%
Rate of increase in compensation levels	4.00%
Expected long-term rate of return on plan assets	6.00%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

Plan Assets. The objective for the Plans assets is to generate long-term investment returns from both income and capital appreciation which outpaces the rate of inflation, while maintaining sufficient liquidity to ensure the Plan’s ability to pay all anticipated benefit and expense obligations when due. The Plans may maintain a de minimis amount of cash equivalents, with the remaining assets allocated across two broadly-defined financial asset categories: (1) equity, both domestic and international; and (2) fixed income of various durations and issuer type. The goal of the equity allocation is to supplement the Bank’s contributions to the Plans when the Plans are underfunded and increase surplus when the Plans are overfunded. The fixed income component will include longer-duration bonds designed to match and hedge the characteristics of the Plans’ liabilities. Cash equivalents, under normal circumstances, will be temporary holdings for the purpose of paying expenses and monthly benefits.

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
●

With the exception of passively managed investment vehicles seeking to match the returns of broadly diversified market indices or diversified investment vehicles chosen specifically to hedge the interest rate risk embedded in liabilities of the Plans, no single investment pool or investment company (mutual fund) shall comprise more than 10% of total plan assets.

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

The Plans actual asset allocations, target allocations and expected long-term rates of return by asset category at acquisition date are set forth in the following tables.

			Weighted
			Average
			Expected
			Long-Term
	Target	% of Plan	Rate of
	Allocation	Assets	Return
Cash equivalents	—%	0%	N/A
Equity mutual funds	25%	26%	10.6
Fixed income mutual funds	75%	74%	3.2
Total		100%	5.05

The ranges for the weighted average expected long-term rates of return for equity funds, bond funds and total plan assets set forth in the preceding table represent an average of all expected allocation percentile returns. For these purposes, the trustee utilizes a third-party capital markets model (the “model”), which forecasts distributions of future returns for a wide array of broad asset classes. The theoretical and empirical foundation of the model is that the returns of various asset classes reflect the compensation investors require for bearing different types of systematic risk. At the core of the model are estimates of the dynamic statistical relationship between risk factors and asset returns, obtained from statistical analysis based on available historical monthly financial and economic data.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans as of December 31, 2025 and 2024.

	2025	2024
Legacy CNOB Plan	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation as of January 1,	$8,205	$9,335
Interest cost	422	424
Actuarial loss (gain)	52	(433)
Benefits paid	(1,354)	(1,121)
Projected benefit obligation as of December 31,	$7,325	$8,205
Change in Plan Assets:
Fair value of plan assets as of January 1,	$15,704	$14,614
Actual return on plan assets	1,872	2,211
Benefits paid	(1,354)	(1,121)
Fair value of plan assets as of December 31,	$16,222	$15,704
Funded status	$8,897	$7,499

2025
Legacy FLIC Plan	(dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation as of June 1,	$48,126
Interest cost	1,511
Service cost	514
Contributions	117
Assumption changes	1,681
Effect of curtailment	(3,501)
Benefits paid	(1,920)
Projected benefit obligation as of December 31,	$46,528
Change in Plan Assets:
Fair value of plan assets as of June 1,	$59,300
Actual return on plan assets	5,087
Contributions	41
Benefits paid	(1,886)
Fair value of plan assets as of December 31,	$62,542
Funded status	$16,014

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

Amounts recognized as a component of accumulated other comprehensive loss as of the periods presented that have not been recognized as a component of the net periodic pension expense for each of the plans are presented in the following table. As of December 31, 2025, the Company expects to recognize approximately $0.6 million and $1.1 million of the net actuarial loss as a component of net periodic pension expense during 2026 for the Legacy CNOB and Legacy FLIC plans, respectively.

	As of December 31,
	2025	2024
Legacy CNOB Plan	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income (pre-tax)	$62	$967

As of December 31,
2025
Legacy FLIC Plan	(dollars in thousands)
Net actuarial loss recognized in accumulated other comprehensive income (pre-tax)	$1,294

The pre-tax, net periodic pension income and other comprehensive income for the years ended December 31, 2025, 2024 and 2023 for Company plans includes the following:

	2025	2024	2023
Legacy CNOB	(dollars in thousands)
Interest cost	$422	$424	$440
Expected return on plan assets	(921)	(856)	(838)
Net amortization	-	171	296
Settlement loss	6	55	-
Total net periodic pension income	$(493)	$(206)	$(102)

Actuarial gain	(899)	(1,788)	(941)
Net amortization included in net income	-	(171)	(296)
Settlement loss included in net income	(6)	(55)	-
Total changes recognized in other comprehensive income	(905)	(2,014)	(1,237)
Total recognized in net periodic pension income and other comprehensive income	$(1,398)	$(2,220)	$(1,339)

2025
Legacy FLIC Plan	(dollars in thousands)
Interest cost	$1,511
Expected return on plan assets	(2,070)
Service Cost	514
Effect of Curtailment	(3,501)
Total recognized in net periodic pension income and other comprehensive income	$(3,546)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 17 – Pension and Other Benefits – (continued)

The following table presents the weighted average assumptions used to determine the pension benefit obligations as of December 31, for the following periods.

Legacy CNOB Plan	2025	2024
Discount rate	5.17%	5.38%
Rate of compensation increase	N/A	N/A

Legacy FLIC Plan	2025
Discount rate	5.58%
Rate of compensation increase	N/A

The following table presents the weighted average assumptions used to determine net periodic pension cost for the following three years:

	2026	2025	2024
Legacy CNOB Plan
Discount rate	5.17%	5.38%	4.72%
Expected long-term return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A

2025
Legacy FLIC Plan
Discount rate	5.80%
Expected long-term return on plan assets	6.00%
Rate of compensation increase	4.00%

The process of determining the overall expected long-term rate of return on plan assets begins with a review of appropriate investment data, including current yields on fixed income securities, historical investment data, historical plan performance and forecasts of inflation and future total returns for the various asset classes. This data forms the basis for the construction of a best-estimate range of real investment returns for each asset class. A weighted average real-return range is computed reflecting the Plans' expected asset mix, and that range, when combined with an expected inflation range, produces an overall best-estimate expected return range. Specific factors such as the Plans' investment policy, reinvestment risk and investment volatility are taken into consideration during the construction of the best estimate real return range, as well as in the selection of the final return assumption from within the range.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2025 and 2024, target allocation, and expected long-term rate of return by asset are as follows:

				Weighted
				Average
		% of Plan	% of Plan	Expected
		Assets –	Assets –	Long-Term
	Target	Year Ended	Year Ended	Rate of
Legacy CNOB Plan	Allocation	2025	2024	Return
Equity Securities
Domestic	56%	60%	70%	4.2%
International	2%	2%	3%	0.1%
Debt and/or fixed income securities	42%	37%	24%	1.7%
Cash and other alternative investments, including real estate funds, commodity funds, hedge funds and equity structured notes	—%	2%	3%	—%
Total	100%	100%	100%	6.0%

			Weighted
			Average
		% of Plan	Expected
		Assets –	Long-Term
	Target	Year Ended	Rate of
Legacy FLIC Plan	Allocation	2025	Return
Equity mutual funds	25%	26%	10.6%
Fixed income mutual funds	75%	74%	3.2%
Cash equivalents	—%	—%	N/A
Total	100%	100%	5.1%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

The fair values of the Company’s pension plan assets as of December 31, 2025 and 2024, by asset class, are as follows:

	December 31,
	2025	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
Legacy CNOB Plan		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$260	$260	$-	$-
Equity securities:
U.S. companies	9,701	9,701	-	-
International companies	274	274	-	-
Debt and/or fixed income securities	5,945	5,945	-	-
Commodity funds	28	28	-	-
Real estate funds	14	14	-	-
Total	$16,222	$16,222	$-	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

	December 31,
	2024	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
Legacy CNOB Plan		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$393	$393	$-	$-
Equity securities:
U.S. companies	10,952	10,952	-	-
International companies	475	475	-	-
Debt and/or fixed income securities	3,807	3,807	-	-
Commodity funds	52	52	-	-
Real estate funds	25	25	-	-
Total	$15,704	$15,704	$-	$-

	December 31,
	2025	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
Legacy FLIC Plan		Identical Assets	Inputs	Inputs
Asset Class		(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash	$-	$-	$-	$-
Equity securities:
U.S. companies	10,316	10,316	-	-
International companies	5,893	5,893	-	-
Debt and/or fixed income securities	46,333	-	46,333	-
Total	$62,542	$16,209	$46,333	$-

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

Debt and fixed income securities: Certain debt securities are valued at the closing price reported in the active market in which the bond is traded (Level 1). Other debt securities are valued based upon recent bid prices or the average of recent bid and asked prices when available (Level 2) and, if not available, they are valued through matrix pricing models developed by sources considered by management to be reliable. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to continuous yield or quoted market pricing curves. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Cash Flows

Contributions

The Bank does not expect to make a contribution to either of the Plans: in 2026.

Estimated Future Benefit Payments

The following benefit payments for the Legacy CNOB plan, which reflect expected future service, as appropriate, for the following years are as follows:

Year (dollars in thousands)	Amount
2026	$729
2027	732
2028	730
2029	715
2030	697
2031 – 2035	3,203

The following benefit payments for the Legacy FLIC plan, which reflect expected future service, as appropriate, for the following years are as follows:

Year (dollars in thousands)	Amount
2026	$3,283
2027	3,258
2028	3,346
2029	3,360
2030	3,400
2031 - 2035	17,325

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Pension and Other Benefits – (continued)

401(k) Plan

The Company maintains a 401(k) plan to provide for defined contributions which covers substantially all employees of the Company. Beginning with the 2014 plan year, the 401(k) plan was amended to provide for a match of 50% of elective contributions, up to 6% of employee salaries. In 2018, the 401(k) plan was amended to provide for 100% matching of employee contributions up to 5% of employee salaries. For 2025, 2024 and 2023, employer contributions amounted to $3.1 million, $2.8 million and $2.6 million, respectively.

Supplemental Executive Retirement Plan (“SERP”)

During 2019 and in 2022, the Company adopted supplemental executive retirement plans (“SERP”) for the benefit of several of its executive officers. Each SERP is a non-qualified plan which provides supplemental retirement benefits to the participating officers of the Company. SERP compensation expense was $0.5 million, $1.2 million and $0.4 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Stock Based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of December 31, 2025. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of December 31, 2025 are approximately 169,899. The Company intends to issue all shares under the Plan in the form of newly issued shares.

As of both December 31, 2025 and December 31, 2024, the Company did not have any outstanding stock options. Restricted stock and deferred stock units typically have a three-year vesting period starting one year after the date of grant with one-third vesting each year. Restricted stock granted to new employees and board members may be granted with shorter vesting periods. Grants of performance units typically have a cliff vesting after three years or upon a change of control. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Restricted shares have the same dividend and voting rights as common stock, while options, performance units and deferred stock units do not.

All awards are issued at the fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably over the vesting period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense was $4.6 million, $4.6 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Activity under the Company’s restricted shares for year ended December 31, 2025 was as follows:

		Weighted-
		Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2024	110,340	$18.26
Granted	75,525	23.50
Vested	(71,642)	20.61
Forfeited	(3,874)	20.40
Nonvested December 31, 2025	110,349	20.25

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Stock Based Compensation – (continued)

As of December 31, 2025, there was approximately $0.9 million of total unrecognized compensation cost related to nonvested restricted shares granted. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

			Weighted
			Average Grant
	Units	Units	Date Fair
	(expected)	(maximum)	Value
Unearned as of December 31, 2024	189,672		$21.52
Awarded	88,681		24.01
Change in estimate (decrease)	(19,616)		17.93
Change in estimate (increase)	4,197		32.80
Vested shares	(43,331)		32.80
Forfeited/cancelled/expired	(3,452)		19.01
Unearned as of December 31, 2025	216,151	371,976	20.87

As of December 31, 2025, the specific number of shares related to performance units that were expected to vest was 216,151, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of December 31, 2025, the maximum number of performance units that ultimately could vest if performance targets were exceeded is 371,976. During the year ended December 31, 2025, 43,331 shares vested. A total of 23,754 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the year ended December 31, 2025 were 19,577 shares. As of December 31, 2025, compensation cost of approximately $2.0 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

		Weighted
		Average Grant
	Units	Date Fair
	(expected)	Value
Unearned as of December 31, 2024	181,836	$20.32
Awarded	80,010	24.01
Vested shares	(91,364)	21.35
Unearned as of December 31, 2025	170,482	$21.50

Any shares cancelled would result in previously recognized expense being reversed. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the year ended December 31, 2025, 91,364 shares vested. A total of 48,743 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the year ended December 31, 2025 were 42,621 shares. As of December 31, 2025, compensation cost of approximately $1.2 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted-average period of 1.4 years.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. As of December 31, 2025, approximately $391.4 million was available for payment of dividends based on regulatory guidelines.

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

 Cash Flow Hedges

The Company has entered into thirteen pay fixed-rate interest rate swaps, with a total notional amount of $700 million. These are designated as cash flow hedges of outstanding Federal Home Loan Bank advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.72% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The swaps carry expiration dates ranging from  March 2026 to  November 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

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

Interest income recorded on these swap and cap transactions totaled approximately $17.2 million, $21.8 million, and $20.2 million during 2025, 2024, and 2023 and is reported as a component of either interest expense on FHLB advances or brokered certificates of deposits.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Derivatives (continued)

The following table presents the net gains (losses), recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31, 2025 and December 31, 2024:

2025
	Amount of gain	Amount of (gain)	Amount of gain (loss)
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest expense	(Ineffective Portion)
Interest rate contracts	$(2,618)	$(17,219)	$-

2024
	Amount of gain	Amount of (gain)	Amount of gain (loss)
	(loss) recognized	loss reclassified	recognized in other
	in OCI (Effective	from OCI to	Noninterest income
(dollars in thousands)	Portion)	interest expense	(Ineffective Portion)
Interest rate contracts	$17,547	$(21,762)	$-

The following table reflects the cash flow hedges included in the Consolidated Statements of Condition as of December 31, 2025 and December 31, 2024:

	2025		2024
	Notional		Notional
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Included in other assets/(liabilities):
Interest rate contracts	$1,150,000	$15,370	$1,000,000	$37,398

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the years ended December 31, 2025 and December 31, 2024.

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

The following table reflects the back-to-back swaps that are not designated as hedging instruments as of December 31, 2025:

	December 31, 2025
		Notional	Fair Value	Fair Value
(in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swaps with borrowers	3	$35,914	$229	$-
Interest rate swaps with offsetting counterparties	3	35,914	-	229

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024:

Securities Available-for-Sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine the fair value of the instruments, and these are classified as Level 3. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2025 and  December 31, 2024 are as follows:

		December 31, 2025
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$391,190	$-	$391,190	$-
Residential mortgage pass-through securities	607,144	-	607,144	-
Commercial mortgage pass-through securities	26,969	-	26,969	-
Obligations of U.S. states and political subdivision	212,409	-	205,897	6,512
Corporate bonds and notes	12,519	-	12,519	-
Asset-backed securities	525	-	525	-
Other securities	182	182	-	-
Total available-for-sale	$1,250,938	$182	$1,244,244	$6,512

Equity securities	19,287	10,073	9,214	-
Derivatives - interest rate contracts	16,074	-	16,074	-
Total assets	$1,286,299	$10,255	$1,269,532	$6,512

Liabilities
Derivatives - interest rate contracts	704	-	704	-
Total liabilities	$704	$-	$704	$-

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

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2025 and 2024.

Assets Measured at Fair Value on a NonRecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2025 and December 31, 2024:

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of December 31, 2025 and  December 31, 2024 are as follows:

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a nonrecurring basis:	(dollars in thousands)
Collateral dependent loans:
Commercial	$693	$-	$-	$693

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a nonrecurring basis:	(dollars in thousands)
Collateral dependent loans:
Commercial	$793	$-	$-	$793
Commercial real estate	2,913	-	-	2,913

Collateral dependent loans - Collateral dependent loans as of December 31, 2025 that required a valuation allowance were $0.8 million with a related valuation allowance of $0.1 million. As of  December 31, 2024 loans that required a valuation allowance were $4.7 million with a related valuation allowance of $1.1 million.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured With Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and year ended December 31, 2024:

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2025	$6,526
Principal paydowns	(314)
Changes in unrealized gain	300
Ending balance, December 31, 2025	$6,512

Municipal
Securities
(dollars in thousands)
Beginning balance, January 1, 2024	$7,122
Principal paydowns	(304)
Changes in unrealized loss	(292)
Ending balance, December 31, 2024	$6,526

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

December 31, 2025		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$6,512	Discounted cash flows	Discount rate	4.6%

December 31, 2024		Valuation	Unobservable
	Fair Value	Techniques	Input	Range
Securities available-for-sale:		(dollars in thousands)
Municipal securities	$6,526	Discounted cash flows	Discount rate	5.0%

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

December 31, 2025
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Commercial loans	$693	Appraisals of collateral	Adjustment for comparable sales	-5% to +15% (+8.1%)

December 31, 2024
		Valuation	Unobservable
(dollars in thousands)	Fair Value	Techniques	Input	Range (weighed average)
Commercial loans	$726	Appraisals of collateral	Adjustment for comparable sales	-10% to +5% (-4.3%)
Commercial real estate loans	2,913	Appraisals of collateral	Adjustment for comparable sales	-40% to +0% (-14.3%)

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

Loans. The fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g., residential mortgage loans and multifamily loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a Level 3 fair value estimate.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2025 and December 31, 2024:

			Fair Value Measurements
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
December 31, 2025
Financial assets:
Cash and due from banks	$380,895	$380,895	$380,895	$-	$-
Investment securities available-for-sale	1,250,938	1,250,938	182	1,244,244	6,512
Restricted investment in bank stocks	54,722	n/a	n/a	n/a	n/a
Equity securities	19,287	19,287	10,073	9,214	-
Net loans	11,298,975	11,232,658	-	-	11,232,658
Derivatives - interest rate contracts	16,074	16,074	-	16,074	-
Accrued interest receivable	60,761	60,761	-	5,172	55,589

Financial liabilities:
Noninterest-bearing deposits	2,420,397	2,420,397	2,420,397	-	-
Interest-bearing deposits	8,820,218	8,816,234	6,023,341	2,792,893	-
Borrowings	903,489	902,908	-	902,908	-
Subordinated debentures	201,864	204,454	-	204,454	-
Derivatives - interest rate contracts	704	704	-	704	-
Accrued interest payable	12,740	12,740	-	12,740	-

December 31, 2024
Financial assets:
Cash and due from banks	$356,488	$356,488	$356,488	$-	$-
Investment securities available-for-sale	612,847	612,847	171	606,150	6,526
Restricted investment in bank stocks	40,449	n/a	n/a	n/a	n/a
Equity securities	20,092	20,092	9,739	10,353	-
Net loans	8,192,125	7,980,038	-	-	7,980,038
Derivatives - interest rate contracts	37,398	37,398	-	37,398	-
Accrued interest receivable	45,498	45,498	-	5,444	40,054

Financial liabilities:
Noninterest-bearing deposits	1,422,044	1,422,044	1,422,044	-	-
Interest-bearing deposits	6,398,070	6,387,896	3,840,870	2,547,026	-
Borrowings	688,064	687,273	-	687,273	-
Subordinated debentures	79,944	77,968	-	77,968	-
Accrued interest payable	9,320	9,320	-	9,320	-

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

Condensed financial statements of the Parent Corporation only are as follows:

	Condensed Statements of Condition
	As of December 31,
	2025	2024
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$55,815	$36,152
Investment in subsidiaries	1,711,901	1,276,997
Investment securities	156	156
Equity securities	7,514	8,654
Other assets	1,239	3
Total assets	$1,776,625	$1,321,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	1,424	314
Subordinated debentures, net	201,861	79,944
Stockholders’ equity	1,573,340	1,241,704
Total liabilities and stockholders’ equity	$1,776,625	$1,321,962

	Condensed Statements of Income
	For Years Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Income:
Dividend income from subsidiaries	$47,100	$45,950	$50,725
Other income	1,382	177	946
Total Income	48,482	46,127	51,671
Expenses	(15,120)	(5,406)	(6,359)
Income before equity in undistributed earnings of subsidiaries	33,362	40,721	45,312
Equity in undistributed earnings of subsidiaries	47,081	33,072	41,691
Net Income	80,443	73,793	87,003
Preferred dividends	6,036	6,036	6,036
Net income available to common stockholders	$74,407	$67,757	$80,967

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Parent Corporation Only Financial Statements – (continued)

	Condensed Statements of Cash Flows
	For Years Ended December 31
	2025	2024	2023
	(dollars in thousands)

Cash flows from operating activities:
Net income	$80,443	$73,793	$87,003
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(47,081)	(33,072)	(41,691)
(Gain) loss on equity securities, net	(1,371)	(164)	131
Amortization of subordinated debt issuance costs	641	505	1,184
Decrease (increase) in other assets	127	(3)	699
Increase (decrease) in other liabilities	1,110	(122)	(1,384)
Net cash provided by operating activities	33,869	40,937	45,942

Cash flows from investing activities:
Purchases of equity securities	(1,825)	(1,533)	(2,870)
Sales and maturities of available-for-sale securities	4,336	-	-
Payments for investments and advances in subsidiaries	(100,000)	-	(32,250)
Repayment of investments and advances in subsidiaries	-	-	32,250
Net cash used in investing activities	(97,489)	(1,533)	(2,870)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	200,000	-	-
Redemption of subordinated debt	(75,000)	-	(75,000)
Payment of subordinated debt issuance costs	(3,725)	-	-
Cash dividends paid on preferred stock	(6,036)	(6,036)	(6,036)
Cash dividends paid on common stock	(31,956)	(27,281)	(25,912)
Purchase of treasury stock	-	(5,820)	(17,497)
Proceeds from exercise of stock options	-	-	96
Net cash used in financing activities	83,283	(39,137)	(124,349)

Increase (decrease) increase in cash and cash equivalents	19,663	267	(81,277)
Cash and cash equivalents as of January 1,	36,152	35,885	117,162
Cash and cash equivalents as of December 31,	$55,815	$36,152	$35,885

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Quarterly Financial Information of ConnectOne Bancorp, Inc. (unaudited)

	2025
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$186,340	$187,709	$146,030	$124,789
Total interest expense	79,745	85,692	67,147	59,033
Net interest income	106,595	102,017	78,883	65,756
Provision for credit losses	2,300	5,500	35,700	3,500
Total other income	6,020	19,409	5,185	4,451
Other expenses	56,946	58,673	73,649	39,305
Income (loss) before income taxes	53,369	57,253	(25,281)	27,402
Income tax expense (benefit)	13,851	16,277	(4,988)	7,160
Net income (loss)	39,518	40,976	(20,293)	20,242
Preferred dividends	1,509	1,509	1,509	1,509
Net income (loss) available to common stockholders	$38,009	$39,467	$(21,802)	$18,733
Earnings per share:
Basic	$0.76	$0.79	$(0.52)	$0.49
Diluted	0.75	0.78	(0.52)	0.49

Note: Per share amounts for the quarters may not add to the annual total due to the impact of the FLIC merger on the weighted average shares outstanding during the year.

	2024
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Total interest income	$128,033	$130,242	$130,007	$129,607
Total interest expense	63,322	69,355	68,568	69,307
Net interest income	64,711	60,887	61,439	60,300
Provision for credit losses	3,500	3,800	2,500	4,000
Total other income, net of securities gains	3,744	4,737	4,399	3,848
Other expenses	38,498	38,641	37,594	37,065
Income before income taxes	26,457	23,183	25,744	23,083
Income tax expense	6,086	6,022	6,688	5,878
Net income	20,371	17,161	19,056	17,205
Preferred dividends	1,509	1,509	1,509	1,509
Net income available to common stockholders	$18,862	$15,652	$17,547	$15,696
Earnings per share:
Basic	$0.49	$0.41	$0.46	$0.41
Diluted	0.49	0.41	0.46	0.41

Note: The sum of the quarterly earnings per share amounts for 2024 does not equal the annual earnings per share due to rounding differences. .

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting policies for segments are the same as those described in Note 1a. Segment performance is evaluated using consolidated Bank net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Consolidated Bank
	2025	2024	2023
(dollars in thousands)

Interest income	$644,868	$517,889	$490,065
Noninterest income	33,361	16,563	14,131
Total segment income	$678,229	$534,452	$504,196

Less:
Interest expense	276,750	265,314	229,789
Segment net interest income and noninterest income	401,479	269,138	274,407
Less:
Provision for credit losses	47,000	13,800	8,200
Salaries and employee benefits	111,423	90,053	88,223
Other segment items*	116,575	61,590	55,613
Income tax expense	32,300	24,673	29,955
Segment consolidated net income	$94,181	$79,022	$92,416

Other segment disclosures
Interest income	$644,868	$517,889	$490,065
Interest expense	276,750	265,314	229,789
Depreciation	6,087	4,422	4,503
Amortization of core deposit intangibles	7,922	1,235	1,438
Other significant noncash items:
Provision for credit losses	47,000	13,800	8,200
Segment assets	13,993,791	9,870,788	9,848,491
Total expenses for segment assets	584,048	455,431	411,781

Reconciliation of assets
Total assets for segment	$13,993,791	$9,870,788	$9,848,491
Other assets	8,909	8,812	7,112
Total consolidated assets	$14,002,700	$9,879,600	$9,855,603

*Other segment items for the consolidated Bank include expenses for occupancy and equipment, FDIC insurance, professional and consulting, marketing and advertising, information technology and communications, restructuring and exit charges, merger expenses, branch closing expenses and other expenses.

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2025. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this part is included in the definitive Proxy Statement for the Company’s 2026 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2026.

The following table presents information about our executive officers who are not members of the Board of Directors:

Name and Age	Position with Company	Experience Over the Past 5 years
William S. Burns, 66	Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer of the Company since 2012
Laura Criscione, 58	Executive Vice President and Chief Compliance Officer	Executive Officer of the Company and the Bank since 2005
Mark Pappas, 66	Executive Vice President and Chief Risk Officer

Chief Risk Officer of the Company since January 2026, Chief Internal Auditor of the Company since 2023; Director of Internal Audit for Alma Bank from March 2022 through January 2023; Executive Vice President & Chief Risk Officer for Amalgamated Bank from May 2018 through February 2022

Robert Schwartz, 62	Executive Vice President and General Counsel	General Counsel of the Company since 2025; previously, Partner with Windels Marx Lane & Mittendorf, LLP, a New York based law firm

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2026 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2026.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2026 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2026 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2026.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2026.

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

3.3	Certificate of Amendment increasing the number of authorized shares of common stock, no par value per share, from 50,000,000 to 100,000,000 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Repost on Form 8-k May 25, 2021)
3.4	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2018.
4.1**	The Registrant’s Capital Stock
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

10.9	2017 Equity Compensation Plan (2)
10.10	Form of Supplemental Executive Retirement Plan between the Registrant and each of Frank Sorrentino, III, William S. Burns and Elizabeth Magennis (3) *

CONNECTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.11	Form of Supplemental Executive Retirement Plan by and between the Bank and each of Frank Sorrentino III, William S. Burns, and Elizabeth Magennis (4) *
10.12	Form of Split Dollar Life Insurance Agreement between the Registrant and each of Frank Sorrentino, III, William S. Burns and Elizabeth Magennis (3) *
10.13	Second Supplemental Indenture, dated as of June 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2020.
10.14	Third Supplemental Indenture, dated as of May 20, 2025, between the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank, National Association), as Trustee (Incorporated by reference from the Registrant’s Current Report on Form 8-k filed with the SEC on May 20, 2025)
10.15	Form of 8.125% Fixed-to-Floating Rate Subordinated Note due 2035 (included in Exhibit 10.14).
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Crowe LLP
31.1**	Personal certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Personal certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Personal certification of the Chief Executive Officer and the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97	ConnectOne Bancorp, Inc. Compensation Recoupment Policy (5)
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed January 17, 2018
(2)	Incorporated by reference from Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017
(3)	Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 16, 2019
(4)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 8, 2022
(5)	Incorporated by reference to Exhibit 97 to the Registrants Annual Report on Form 10K for the year ended December 31, 2023

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

CONNECTONE BANCORP, INC.

February 24, 2026	By:	/s/ Frank Sorrentino III
Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on February 24, 2026, have signed this report below.

/s/ Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)
Frank Sorrentino III
/s/ William S. Burns	Senior Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
William S. Burns
/s/ Elizabeth Magennis	President of the Bank & Executive Vice President of the Bancorp
Elizabeth Magennis
/s/ Stephen Boswell	Director
Stephen Boswell
/s/ Frank Baier	Director
Frank Baier
/s/ Frank Huttle III	Director
Frank Huttle III
/s/ Michael Kempner	Director
Michael Kempner
/s/ Nicholas Minoia	Director
Nicholas Minoia
/s/ Anson M. Moise	Director
Anson M. Moise
/s/ Katherin Nukk-Freeman	Director
Katherin Nukk-Freeman
/s/ Susan O'Donnell	Director
Susan O'Donnell
/s/ Daniel Rifkin	Director
Daniel Rifkin
/s/ Mark Sokolich	Director
Mark Sokolich
Christopher Becker	Director
/s/ Christopher Becker
Edward J. Haye	Director
/s/ Edward J. Haye
Peter Quick	Director
/s/ Peter Quick