Form 10-Q
period 2026-03-31
ConnectOne Bancorp, Inc.
filed 2026-05-05
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	50,288,494 shares
(Title of Class)	(Outstanding as of May 5, 2026)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and due from banks	$39,472	$92,406
Interest-bearing deposits with banks	304,999	288,489
Cash and cash equivalents	344,471	380,895

Investment securities	1,196,384	1,250,938
Equity securities	19,422	19,287

Loans held-for-sale	10,222	391

Loans receivable	11,735,596	11,453,280
Less: Allowance for credit losses - loans	153,056	154,305
Net loans receivable	11,582,540	11,298,975

Investment in restricted stock, at cost	51,464	54,722
Bank premises and equipment, net	54,765	55,285
Accrued interest receivable	62,473	60,761
Bank owned life insurance	373,664	370,713
Right of use operating lease assets	27,960	29,603
Goodwill	220,235	220,235
Core deposit intangibles	57,078	59,923
Other assets	208,883	200,972
Total assets	$14,209,561	$14,002,700
LIABILITIES
Deposits:
Noninterest-bearing	$2,393,938	$2,420,397
Interest-bearing	9,119,115	8,820,218
Total deposits	11,513,053	11,240,615
Borrowings	827,477	903,489
Subordinated debentures, net	202,050	201,864
Operating lease liabilities	30,560	32,446
Other liabilities	44,874	50,946
Total liabilities	12,618,014	12,429,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value: 1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of March 31, 2026 and as of December 31, 2025; outstanding 115,000 shares as of March 31, 2026 and as of December 31, 2025	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 54,264,042 shares as of March 31, 2026 and 54,157,402 shares as of December 31, 2025; outstanding 50,288,494 shares as of March 31, 2026 and 50,271,854 as of December 31, 2025	857,765	857,765
Additional paid-in capital	38,257	38,763
Retained earnings	701,154	673,897
Treasury stock, at cost: 3,975,548 shares as of March 31, 2026 and 3,885,548 shares as of December 31, 2025	(78,507)	(76,116)
Accumulated other comprehensive loss	(38,049)	(31,896)
Total stockholders’ equity	1,591,547	1,573,340
Total liabilities and stockholders’ equity	$14,209,561	$14,002,700

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$168,298	$115,351
Interest and dividends on investment securities:
Taxable	10,799	4,987
Tax-exempt	1,978	1,097
Dividends	935	889
Interest on federal funds sold and other short-term investments	2,387	2,465
Total interest income	184,397	124,789
Interest expense
Deposits	65,682	53,992
Borrowings	9,911	5,041
Total interest expense	75,593	59,033
Net interest income	108,804	65,756
Provision for credit losses	5,200	3,500
Net interest income after provision for credit losses	103,604	62,256
Noninterest income
Deposit, loan and other income	3,283	2,006
Income on bank owned life insurance	2,951	1,584
Net gains on sale of loans held-for-sale	427	332
Net gains on equity securities	135	529
Total noninterest income	6,796	4,451
Noninterest expenses
Salaries and employee benefits	32,768	22,578
Occupancy and equipment	5,345	2,680
FDIC insurance	2,000	1,800
Professional and consulting	3,108	2,366
Marketing and advertising	926	595
Information technology and communications	5,243	4,604
Merger expenses and restructuring charges	2,125	1,320
Bank owned life insurance restructuring charge	-	327
Amortization of core deposit intangibles	2,845	279
Other expenses	3,509	2,756
Total noninterest expenses	57,869	39,305
Income before income tax expense	52,531	27,402
Income tax expense	14,709	7,160
Net income	37,822	20,242
Preferred dividends	1,509	1,509
Net income available to common stockholders	$36,313	$18,733
Earnings per common share
Basic	$0.72	$0.49
Diluted	0.72	0.49

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Net income	$37,822	$20,242

Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on available-for-sale securities arising during the period	(7,504)	5,462
Net unrealized gains (losses) on cash flow hedges	1,351	(5,706)
Total other comprehensive (loss) income, net of tax	(6,153)	(244)
Total comprehensive income	$31,669	$19,998

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31, 2026
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	Loss	Equity
Balance as of December 31, 2025	$110,927	$857,765	$38,763	$673,897	$(76,116)	$(31,896)	$1,573,340
Net income	-	-	-	37,822	-	-	37,822
Other comprehensive loss, net of tax	-	-	-	-	-	(6,153)	(6,153)
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.18 per share)	-	-	-	(9,056)	-	-	(9,056)
Net forfeitures of restricted stock grants (41,099 shares)	-	-	-	-	-	-	-
Stock grants (1,528 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (42,849 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (21,164 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,937)	-	-	-	(1,937)
Repurchase of stock (90,000 shares)	-	-	-	-	(2,391)	-	(2,391)
Stock-based compensation expense	-	-	1,431	-	-	-	1,431
Balance as of March 31, 2026	$110,927	$857,765	$38,257	$701,154	$(78,507)	$(38,049)	$1,591,547

	Three Months Ended March 31, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	Loss	Equity
Balance as of December 31, 2024	$110,927	$586,946	$36,347	$631,446	$(76,116)	$(47,846)	$1,241,704
Net income	-	-	-	20,242	-	-	20,242
Other comprehensive loss, net of tax	-	-	-	-	-	(244)	(244)
Cash dividends declared on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends declared on common stock ($0.18 per share)	-	-	-	(6,914)	-	-	(6,914)
Restricted stock grants, net of forfeitures (40,070 shares)	-	-	-	-	-	-	-
Stock grants (1,328 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (38,683 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (19,577 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,627)	-	-	-	(1,627)
Stock-based compensation expense	-	-	1,287	-	-	-	1,287
Balance as of March 31, 2025	$110,927	$586,946	$36,007	$643,265	$(76,116)	$(48,090)	$1,252,939

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income	$37,822	$20,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,806	1,098
Provision for credit losses	5,200	3,500
Amortization of intangibles	2,845	279
Net accretion of loans	(9,701)	(175)
Accretion on bank premises	-	(12)
Amortization on deposits	188	-
Amortization on borrowings, net	5	6
Loss on bank owned life insurance policy exchange	-	327
Stock-based compensation expense	1,431	1,287
Gains on equity securities, net	(135)	(529)
Gains on sale of loans held-for-sale, net	(427)	(332)
Loans originated for resale	(16,949)	(6,215)
Proceeds from sale of loans held-for-sale	7,545	7,088
Increase in cash surrender value of bank owned life insurance	(2,951)	(1,584)
Accretion of discounts and amortization of premium on available-for-sale securities	(224)	185
Amortization of subordinated debentures issuance costs	186	127
Increase in accrued interest receivable	(1,712)	(1,242)
Net change in operating leases	(243)	(27)
Increase in other assets	(3,502)	(5,699)
Decrease in other liabilities	(5,865)	(3,433)
Net cash provided by operating activities	15,319	14,891

Cash flows from investing activities
Available-for-sale securities
Purchases	(45,336)	(33,453)
Maturities, calls and principal repayments	89,552	16,982
Purchase of equity securities	-	(612)
Proceeds from equity securities sold	-	2,374
Net redemptions of restricted investment in bank stocks	3,258	3,418
Net (increase) decrease in loans	(279,271)	70,451
Proceeds from bank owned life insurance	-	278
Purchases of premises and equipment	(1,286)	(263)
Net cash (used in) provided by investing activities	(233,083)	59,175

Cash flows from financing activities
Net increase (decrease) in deposits	272,250	(52,884)
Proceeds from FHLB borrowings	698,003	365,000
Repayment of FHLB borrowings	(774,020)	(440,017)
Cash dividends on preferred stock	(1,509)	(1,509)
Cash dividends paid on common stock	(9,056)	(6,914)
Repurchase of treasury stock	(2,391)	-
Share redemption for tax withholdings on performance units, deferred stock units earned and restricted stock units	(1,937)	(1,627)
Net cash provided by (used in) financing activities	181,340	(137,951)
Net change in cash and cash equivalents	(36,424)	(63,885)
Cash and cash equivalents at beginning of period	380,895	356,488
Cash and cash equivalents at end of period	$344,471	$292,603

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$72,803	$58,696
Income taxes	8,616	1,513

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its 55 other banking offices located in New Jersey, New York and Florida. On June 1, 2025, the Company completed its acquisition of The First of Long Island Corporation (“FLIC”), and The First National Bank of Long Island ("FNBLI"), FLIC’s wholly owned subsidiary depository institution, was merged into the Bank. See Note 2.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1a. Nature of Operations, Principles of Consolidation and Risk and Uncertainties - (continued)

Segment Reporting

The Company’s operations are solely in the financial services industry, providing a range of regional community banking services to commercial and retail clients.

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

In the FLIC merger, the Company acquired a defined benefit pension plan that covered all former eligible FLIC employees. Prior to the freezing of the Plan the Bank made contributions to the plan, which together with participant contributions equal to 2% of their compensation, fund these benefits. Effective September 30, 2025, the plan was frozen and all retirement benefits that employees earned through that date were preserved.

The Company’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. Pension expense is the sum of service cost, interest cost, amortization of actuarial gains and losses and plan expenses, net of the expected return on plan assets and participant contributions. The costs associated with the plans are accrued based on actuarial assumptions and included in deposit, loan and other income.

The Company accounts for its defined benefit pension plans in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715-30. This standard requires that the funded status of defined benefit postretirement plans be recognized on the Company’s statement of financial condition and changes in the funded status be reflected in other comprehensive income ("OCI"). This standard also requires companies to measure the funded status of the plans as of the date of the company's fiscal year-end.

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

The acquisition of FLIC was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the Acquisition Date. During the measurement period, the Company updated its assessment of the fair value of net assets acquired, resulting in a net increase of $4.6 million to goodwill from the amount originally reported as June 30, 2025. This adjustment was primarily related to finalizing the assessment of deferred tax assets and Section 382 valuation allowances. As of March 31, 2026, total goodwill recorded from the merger is $11.9 million. This goodwill is not amortizable or deductible for tax purposes and represents the future economic benefits and synergies expected from the combined operations.

There have been no adjustments to the preliminary purchase price allocation during the three months ended March 31, 2026. While the measurement period remains open until June 1, 2026, the Company’s valuation and assessment are substantially complete. The Company does not anticipate any further material adjustments to the preliminary valuations before the expiration of the measurement period.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

	As of	Measurement	As of
	June 1, 2025	Period Adjustments	June 1, 2025
	(dollars in thousands)

Total purchase price consideration	$270,828		$270,828

Fair Value of Assets Acquired:
Cash and cash equivalents	54,869	-	54,869
Available-for-sale Securities	596,702	-	596,702
Loans receivables, net	2,882,951	-	2,882,951
Restricted stock, at cost	24,276	-	24,276
Premises and equipment, net	45,895	-	45,895
Bank-owned life insurance	118,098	-	118,098
Pension plan assets	11,617	-	11,617
Core deposit intangible	63,206	-	63,206
Other assets	107,480	(4,624)	102,856
Total assets acquired	$3,905,094	$(4,624)	$3,900,470

Fair Value of Liabilities Assumed:
Deposits	3,251,147	-	3,251,147
Borrowings	360,405	-	360,405
Other liabilities	29,953	-	29,953
Total liabilities assumed	$3,641,505	$-	$3,641,505

Net assets acquired	$263,589	$(4,624)	$258,965

Goodwill recorded in acquisition	$7,239	$4,624	$11,863

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

Investment securities – Fair values for available-for-sale securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates are based on observable inputs, including quoted market prices for similar instruments. Fair value estimates also reflect an adjustment related to certain securities that were sold shortly after closing and were determined by the current market price. Additional information is included in Note 4 - Investments.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

The following table provides details related to the fair value of PCD loans that were acquired on June 1, 2025.

			Gross-up for PCD
	Unpaid Principal	Total Discount at	Allowance for Credit	Fair Value of PCD
(dollars in thousands)	Balance	Acquisition	Losses at Acquisition	Loans at Acquisition
PCD Loans	$271,904	$(34,394)	$(43,336)	$194,174
Non-PCD Loans	2,860,661	(171,884)	-	2,688,777
Total PCD Loans	$3,132,565	$(206,278)	$(43,336)	$2,882,951

Premises and equipment – The estimated fair value of premises was measured based upon appraisals from independent third parties. The estimated fair value of equipment was determined to approximate the carrying amount of these assets.

Deferred Tax Benefit – The Company recorded a net deferred income tax benefit of $46.5 million related to the tax attributes of FLIC, along with the effects of fair value adjustments resulting from applying the purchase method of accounting. This amount represents a measurement period adjustment from the preliminary $51.1 million benefit previously reported. The current estimate reflects the $4.6 million net decrease in deferred tax assets described above, which accounts for the true-up of tax attributes, the application of the finalized 30.9% blended statutory tax rate, and the recognition of a valuation allowance related to Section 382 limitations.

No changes were made to these estimates during the three months ended March 31, 2026. While the measurement period remains open until June 1, 2026, the Company’s assessment of the combined statutory tax rates and the differences between the book and tax bases of acquired assets and assumed liabilities is substantially complete. Although these amounts remain preliminary until the expiration of the measurement period, the Company believes the current values reflect the final fair value of these attributes in all material respects and does not anticipate further adjustments.

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

Costs related to the acquisition and subsequent integration totaled $2.1 million for the three months ended March 31, 2026. These costs consisted of $0.1 million in direct merger-related expenses and $2.0 million in restructuring charges. These amounts were expensed as incurred and are recorded within "Merger Expenses and Restructuring Charges" in the Company’s Consolidated Statements of Income.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

The following table presents unaudited supplemental pro forma information as if the merger had occurred on January 1, 2025. The unaudited pro forma information includes adjustments for (i) accreting and amortizing the discounts and premiums associated with the estimated fair value adjustments to acquired loans, investment securities, deposits, and borrowings, (ii) the amortization of recognized intangible assets arising from the merger, (iii) depreciation expense on premises and equipment, and (iv) the related estimated income tax effects. Material non-recurring adjustments directly attributable to the merger, including the "Day 1" provision for credit losses and direct merger-related expenses, have been excluded from the 2025 pro forma results. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the merger. As a result, actual amounts differed from the unaudited pro forma information presented.

Three Months Ended
(dollars in thousands)	March 31, 2025
Net interest income	$94,066
Noninterest income	6,842
Net income	29,443
Net income available to common stockholders	27,934
Basic EPS	$0.56
Diluted EPS	$0.56

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Earnings per Common Share

The Company calculates earnings per share (“EPS”) in accordance with FASB ASC 260-10-45. The restricted stock awards granted by the Company contain non-forfeitable rights to dividends and are therefore considered participating securities. Under the two-class method, basic EPS is calculated by excluding dividends paid to participating securities and any undistributed earnings attributable to those securities.

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2026	2025
Net income available to common stockholders	$36,313	$18,733
Earnings allocated to participating securities	(76)	(50)
Income attributable to common stock	$36,237	$18,683

Weighted average common shares outstanding, including participating securities	50,251	38,373
Weighted average participating securities	(106)	(103)
Weighted average common shares outstanding	50,145	38,270
Incremental shares from assumed conversions of options, performance units and restricted shares	237	241
Weighted average common and equivalent shares outstanding	50,382	38,511

Earnings per common share:
Basic	$0.72	$0.49
Diluted	0.72	0.49

There were no antidilutive share equivalents during the three months ended March 31, 2026 and  March 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

All of the Company’s investment securities were classified as available-for-sale as of March 31, 2026 and December 31, 2025. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income within stockholders’ equity. Fair value is determined using quoted market prices or, in instances of limited market activity, based on various assumptions. See Note 7 of the Notes to Consolidated Financial Statements for further discussion regarding the valuation of the Company’s investment securities.

The following tables present the amortized cost and estimated fair value of the Company’s portfolio of available-for-sale securities as of the dates indicated.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
March 31, 2026
Available-for-sale securities:
Federal agency obligations	$362,898	$2,088	$(10,183)	$354,803	$-
Residential mortgage pass-through securities	637,699	3,883	(45,424)	596,158	-
Commercial mortgage pass-through securities	29,963	-	(3,335)	26,628	-
Obligations of U.S. states and political subdivisions	219,262	2,697	(17,396)	204,563	-
Corporate bonds and notes	13,500	8	(42)	13,466	-
Asset-backed securities	508	1	(3)	506	-
Other securities	260	-	-	260	-
Total available-for-sale securities	$1,264,090	$8,677	$(76,383)	$1,196,384	$-

December 31, 2025
Available-for-sale securities:
Federal agency obligations	$398,392	$2,467	$(9,669)	$391,190	$-
Residential mortgage pass-through securities	644,811	5,391	(43,058)	607,144	-
Commercial mortgage pass-through securities	30,124	-	(3,155)	26,969	-
Obligations of U.S. states and political subdivisions	221,545	5,385	(14,521)	212,409	-
Corporate bonds and notes	12,500	22	(3)	12,519	-
Asset-backed securities	528	-	(3)	525	-
Other securities	182	-	-	182	-
Total available-for-sale securities	$1,308,082	$13,265	$(70,409)	$1,250,938	$-

The Company did not have any securities classified as held-to-maturity at March 31, 2026 and December 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Investment securities with a carrying value of approximately $782.7 million and $771.2 million at  March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law. As of March 31, 2026 and December 31, 2025, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents the amortized cost and fair value of available-for-sale securities by contractual maturity as of March 31, 2026. Actual maturities can be expected to differ from contractual maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	March 31, 2026
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Available-for-sale securities
Due in one year or less	$4,592	$4,600
Due after one year through five years	28,739	29,011
Due after five years through ten years	68,144	68,218
Due after ten years	494,693	471,509
Residential mortgage pass-through securities	637,699	596,158
Commercial mortgage pass-through securities	29,963	26,628
Other securities	260	260
Total available-for-sale securities	$1,264,090	$1,196,384

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2026 and March 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The following tables set forth securities with unrealized losses at the dates indicated presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2026
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available-for-sale securities:
Federal agency obligations	$77,588	$(10,183)	$45,048	$(433)	$32,540	$(9,750)
Residential mortgage pass-through securities	386,362	(45,424)	83,827	(1,200)	302,535	(44,224)
Commercial mortgage pass-through securities	26,628	(3,335)	5,267	(188)	21,361	(3,147)
Obligations of U.S. states and political subdivisions	100,319	(17,396)	15,319	(406)	85,000	(16,990)
Corporate bonds and notes	6,958	(42)	6,958	(42)	-	-
Asset-backed securities	270	(3)	-	-	270	(3)
Total available-for-sale securities	$598,125	$(76,383)	$156,419	$(2,269)	$441,706	$(74,114)

	December 31, 2025
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available-for-sale securities:
Federal agency obligations	$135,103	$(9,669)	$101,610	$(246)	$33,493	$(9,423)
Residential mortgage pass-through securities	331,799	(43,058)	5,547	(45)	326,252	(43,013)
Commercial mortgage pass-through securities	26,969	(3,155)	5,421	(96)	21,548	(3,059)
Obligations of U.S. states and political subdivisions	103,918	(14,521)	4,276	(20)	99,642	(14,501)
Corporate bonds and notes	1,997	(3)	1,997	(3)	-	-
Asset-backed securities	525	(3)	242	-	283	(3)
Total available-for-sale securities	$600,311	$(70,409)	$119,093	$(410)	$481,218	$(69,999)

The Company has elected to exclude accrued interest from the amortized cost of its available-for-sale securities. Accrued interest receivable for available-for-sale securities totaled $4.9 million and $5.2 million as of March 31, 2026 and December 31, 2025.

There were no sales of available-for-sale securities during the three months ended March 31, 2026 and 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an ACL is recognized in OCI, net of applicable taxes. The Company has not recognized an ACL for available-for-sale securities as of March 31, 2026 and December 31, 2025.

Federal agency obligations, residential and commercial mortgage-backed pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero-allowance approach for these investment securities is appropriate.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives

As part of our overall asset liability management strategy, the Company utilizes interest rate swaps to help manage its interest rate risk position. The notional amount of an interest rate swap does not represent amounts exchanged by the parties. The exchange of cash flow is determined by reference to the notional amount and the other terms of the interest rate swap agreements. Derivative instruments are recognized on the balance sheet at their fair value. The Company’s cash flow hedges are reported on a gross basis as they are not subject to master netting arrangements. Conversely, interest rate caps are reported on a net basis in the balance sheet, as these instruments are subject to enforceable master netting agreements that allow for the offsetting of assets and liabilities with the same counterparty.

Derivatives Designated as Hedges

Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:

1) Cash flow hedges: changes in fair value are recognized as a component in OCI

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item. As of March 31, 2026, the Bank was not utilizing fair value hedges.

Cash Flow Hedges

The Company has entered into twelve pay fixed-rate interest rate swaps, with a total notional amount of $675 million. These are designated as cash flow hedges of outstanding FHLB advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.72% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The swaps carry expiration dates ranging from  August 2026 to  November 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss) ("OCI"). The amount included in accumulated other comprehensive income (loss) ("AOCI") would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

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

Interest income recorded on these swap and interest rate cap transactions totaled approximately $2.6 million and $4.1 million during the three months ended March 31, 2026 and March 31, 2025, respectively, and is recorded as a component of either interest expense on FHLB advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives – (continued)

The following table presents the gross gains (losses) recorded in OCI and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended March 31, 2026
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$4,605	$(2,634)	$-

	Three Months Ended March 31, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other Noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(3,795)	$(4,142)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives - (continued)

The following table reflects the cash flow hedges included in the consolidated statements of condition as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,125,000	$16,793	$1,150,000	$15,370

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

The following table reflects the back-to-back swaps that are not designated as hedging instruments as of March 31, 2026:

	March 31, 2026
		Notional	Fair Value	Fair Value
(dollars in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swaps with borrowers	3	$35,752	$-	$47
Interest rate swaps with offsetting counterparties	3	35,752	47	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Commercial	$1,644,836	$1,565,963
Commercial real estate	8,318,844	8,054,696
Commercial construction	571,073	623,902
Residential real estate	1,202,539	1,210,980
Consumer	1,801	2,017
Gross loans	11,739,093	11,457,558
Net deferred loan fees	(3,497)	(4,278)
Total loans receivable	$11,735,596	$11,453,280

As of   March 31, 2026 and December 31, 2025, loans totaling approximately $8.5 billion and $8.2 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale – The following table sets forth the composition of the Company's loans held-for-sale portfolio as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Commercial	$10,222	$-
Residential	-	391
Total	$10,222	$391

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,996	$10,802	12,798
Commercial real estate	9,411	15,524	24,935
Residential real estate	528	3,318	3,846
Total	$11,935	$29,644	$41,579

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

	December 31, 2025
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,987	$11,052	$13,039
Commercial real estate	207	28,354	28,561
Residential real estate	549	3,766	4,315
Total	$2,743	$43,172	$45,915

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans that are individually evaluated.

Purchased Credit-Deteriorated Loans ("PCD") - PCD loans are defined as a loan or group of loans that have experienced more-than-insignificant credit deterioration since origination. The following table presents the recorded investment of those loans as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial	$4,617	$5,398
Commercial real estate	201,147	213,770
Residential real estate	1,857	1,962
Total purchased credit-deteriorated loans	$207,621	$221,130

The majority of these loans are associated with multifamily properties located in the five boroughs of New York City, most of which are entirely or predominantly rent-regulated. This specific pool is subject to unique stressors, primarily due to the 2019 New York rent laws, which restricted rent increases while operating in an environment of escalating expenses. In addition, the current city administration has supported a rent freeze on rent stabilized apartments, while proposing other policy initiatives which could have an adverse impact on rent stabilized properties.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the three months ended March 31, 2026 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$46,817	$181,268	$207,276	$116,226	$218,823	$342,707	$487,902	$1,601,019
Special mention	-	-	-	-	692	76	44	812
Substandard	5,893	146	-	3,023	3,098	17,075	13,770	43,005
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$52,710	$181,414	$207,276	$119,249	$222,613	$359,858	$501,716	$1,644,836
YTD gross charge-offs	$-	$-	$39	$-	$-	$-	$437	$476

Commercial real estate
Pass	$328,358	$1,135,353	$389,184	$296,057	$1,469,396	$2,939,126	$1,548,996	$8,106,470
Special mention	-	-	-	-	35,939	74,535	192	110,666
Substandard	-	-	4,010	-	21,929	47,940	27,829	101,708
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$328,358	$1,135,353	$393,194	$296,057	$1,527,264	$3,061,601	$1,577,017	$8,318,844
YTD gross charge-offs	$-	$-	$-	$-	$1,005	$5,642	$-	$6,647

Commercial construction
Pass	$10,565	$111,171	$121,603	$17,858	$8,007	$84,078	$217,791	$571,073
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$10,565	$111,171	$121,603	$17,858	$8,007	$84,078	$217,791	$571,073
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$18,788	$37,414	$19,543	$90,386	$145,326	$524,160	$358,390	$1,194,007
Special mention	-	-	-	-	-	-	3,326	3,326
Substandard	-	-	-	-	-	2,865	2,341	5,206
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$18,788	$37,414	$19,543	$90,386	$145,326	$527,025	$364,057	$1,202,539
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,632	$9	$8	$-	$-	$74	$78	$1,801
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$1,632	$9	$8	$-	$-	$74	$78	$1,801
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$406,160	$1,465,215	$737,614	$520,527	$1,841,552	$3,890,145	$2,613,157	$11,474,370
Special mention	-	-	-	-	36,631	74,611	3,562	114,804
Substandard	5,893	146	4,010	3,023	25,027	67,880	43,940	149,919
Doubtful	-	-	-	-	-	-	-	-
Grand total	$412,053	$1,465,361	$741,624	$523,550	$1,903,210	$4,032,636	$2,660,659	$11,739,093
YTD gross charge-offs	$-	$-	$39	$-	$1,005	$5,642	$437	$7,123

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The following table presents loans by origination, risk designation and gross charge-offs as of and for the year ended December 31, 2025 (dollars in thousands):

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: The following tables present the amortized cost basis of collateral dependent loans by loan segment as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,124	$8,676	$14,800
Commercial real estate	225,669	-	225,669
Residential real estate	5,069	-	5,069
Total	$236,862	$8,676	$245,538

	December 31, 2025
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,948	$8,783	$15,731
Commercial real estate	242,125	-	242,125
Residential real estate	5,637	-	5,637
Total	$254,710	$8,783	$263,493

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following tables present the aging of the amortized cost in past due loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$2,881	$-	$426	$12,798	$16,105	$1,628,731	$1,644,836
Commercial real estate	82,614	-	6,765	24,935	114,314	8,204,530	8,318,844
Commercial construction	-	-	-	-	-	571,073	571,073
Residential real estate	9,660	-	769	3,846	14,275	1,188,264	1,202,539
Consumer	-	-	-	-	-	1,801	1,801
Total	$95,155	$-	$7,960	$41,579	$144,694	$11,594,399	$11,739,093

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$875	$539	$427	$13,039	$14,880	$1,551,083	$1,565,963
Commercial real estate	13,602	6,098	16,276	28,561	64,537	7,990,159	8,054,696
Commercial construction	-	-	-	-	-	623,902	623,902
Residential real estate	7,405	1,372	769	4,315	13,861	1,197,119	1,210,980
Consumer	-	-	-	-	-	2,017	2,017
Total	$21,882	$8,009	$17,472	$45,915	$93,278	$11,364,280	$11,457,558

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

	March 31, 2026
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$314	$187	$-	$-	$-	$501
Collectively evaluated	15,291	82,865	4,680	12,253	19	115,108
Acquired with deteriorated credit quality	584	36,748	-	115	-	37,447
Total	$16,189	$119,800	$4,680	$12,368	$19	$153,056

Gross loans
Individually analyzed	$11,885	$24,522	$-	$3,212	$-	$39,619
Collectively evaluated	1,628,334	8,093,175	571,073	1,197,470	1,801	11,491,853
Acquired with deteriorated credit quality	4,617	201,147	-	1,857	-	207,621
Total	$1,644,836	$8,318,844	$571,073	$1,202,539	$1,801	$11,739,093

	December 31, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$314	$125	$-	$-	$-	$439
Collectively evaluated	15,392	79,046	5,303	12,084	18	111,843
Acquired with deteriorated credit quality	(348)	42,256	-	115	-	42,023
Total	$15,358	$121,427	$5,303	$12,199	$18	$154,305

Gross loans
Individually analyzed	$12,184	$28,354	$-	$3,675	$-	$44,213
Collectively evaluated	1,548,381	7,812,572	623,902	1,205,343	2,017	11,192,215
Acquired with deteriorated credit quality	5,398	213,770	-	1,962	-	221,130
Total	$1,565,963	$8,054,696	$623,902	$1,210,980	$2,017	$11,457,558

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three months ended March 31, 2026 and March 31, 2025 are summarized in the tables below.

	Three Months Ended March 31, 2026
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2025	$15,358	$121,427	$5,303	$12,199	$18	$154,305
Charge-offs:
Non-PCD Loans	(476)	(2,282)	-	-	-	(2,758)
PCD Loans	-	(4,365)	-	-	-	(4,365)
Recoveries	430	21	-	16	-	467
Provision for credit losses - loans:
Operating provision for credit losses	759	5,327	(623)	153	1	5,617
Nonaccretable credit marks on PCD loans	118	(328)	-	-	-	(210)
Balance as of March 31, 2026	$16,189	$119,800	$4,680	$12,368	$19	$153,056

	Three Months Ended March 31, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2024	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Charge-offs	-	(3,555)	-	-	-	(3,555)
Recoveries	155	-	-	-	-	155
(Reversal of) provision for credit losses – loans	(402)	3,364	(34)	191	(1)	3,118
Balance as of March 31, 2025	$18,031	$54,586	$5,030	$4,752	$4	$82,403

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026. The modification percentage represents the total loans modified during the three months ended as a percentage of the total gross loan balances as of  March 31, 2026.

	Amortized Cost Basis
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	Gross Loans at March 31, 2026	Modification % (Modified Loans/Gross Loans)
March 31, 2026
(dollars in thousands)
Commercial	$8,311	$2,849	$599	$11,759	$1,644,836	0.71%
Commercial real estate	29,694	-	-	29,694	8,318,844	0.36
Commercial construction	-	-	-	-	571,073	-
Residential real estate	-	-	-	-	1,202,539	-
Consumer	-	-	-	-	1,801	-
Total	$38,005	$2,849	$599	$41,453	$11,739,093	0.35%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended  March 31, 2026.

	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Reduction
March 31, 2026
(dollars in thousands)
Commercial	4	2	2.0%	-
Commercial real estate	120	-	-	-
Total	124	2	2.0%	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months through  March 31, 2026.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
March 31, 2026
(dollars in thousands)
Commercial	$18,372	$-	$-
Commercial real estate	29,694	3,687	-
Commercial construction	8,244	-	-
Total	$56,310	$3,687	$-

There were eight modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026. There were no modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

During the three months ended March 31, 2026 and March 31, 2025, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2026 and March 31, 2025, which were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the ACL or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the ACL is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which was recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s income statement. The following table presents a roll forward of the ACL for unfunded commitments for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$3,108	$2,627
(Reversal of) provision for credit losses – unfunded commitments	(207)	382
Balance at end of period	$2,901	$3,009

Components of Provision for Credit Losses

The following table summarizes the provision for (reversal of) credit losses for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
	(dollars in thousands)
Provision for credit losses – loans	$5,617	$3,118
Release of nonaccretable marks due to improvements in expected cash flows	(210)	-
(Reversal of) provision for credit losses - unfunded commitments	(207)	382
Provision for credit losses	$5,200	$3,500

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

The level of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

Available-for-Sale Securities and Equity Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine the fair value of the instruments and these are classified as Level 3. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2026 and December 31, 2025 are as follows:

		March 31, 2026
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Available-for-sale securities:
Federal agency obligations	$354,803	$-	$354,803	$-
Residential mortgage pass-through securities	596,158	-	596,158	-
Commercial mortgage pass-through securities	26,628	-	26,628	-
Obligations of U.S. states and political subdivisions	204,563	-	198,185	6,378
Corporate bonds and notes	13,466	-	13,466	-
Asset-backed securities	506	-	506	-
Other securities	260	260	-	-
Total available-for-sale securities	1,196,384	260	1,189,746	6,378

Equity securities	19,422	10,010	9,412	-
Derivatives	17,165	-	17,165	-
Total assets	$1,232,971	$10,270	$1,216,323	$6,378

Liabilities
Derivatives - interest rate contracts	372	-	372	-
Total liabilities	$372	$-	$372	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		December 31, 2025
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Available-for-sale securities:
Federal agency obligations	$391,190	$-	$391,190	$-
Residential mortgage pass- through securities	607,144	-	607,144	-
Commercial mortgage pass-through securities	26,969	-	26,969	-
Obligations of U.S. states and political subdivisions	212,409	-	205,897	6,512
Corporate bonds and notes	12,519	-	12,519	-
Asset-backed securities	525	-	525	-
Other securities	182	182	-	-
Total available-for-sale securities	$1,250,938	$182	$1,244,244	$6,512

Equity securities	19,287	10,073	9,214	-
Derivatives	16,074	-	16,074	-
Total assets	$1,286,299	$10,255	$1,269,532	$6,512

Liabilities
Derivatives - interest rate contracts	704	-	704	-
Total liabilities	$704	$-	$704	$-

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2026 and for the year ended December 31, 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

Loans Held-for-Sale: Residential mortgage and SBA loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. Management obtains quotes or bids on all or parts of these loans directly from the purchasing financial institutions (Level 2). As of March 31, 2026 loans held-for-sale totaled $10.2 consisting entirely of SBA loans. As of  December 31, 2025, loans held-for-sale totaled $0.4 million, consisting entirely of residential mortgage loans.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of March 31, 2026 and December 31, 2025 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$728	$-	$-	$728
Commercial real estate	9,100	-	-	9,100

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$693	$-	$-	$693

Collateral dependent loans – Collateral dependent loans as of March 31, 2026 that required a valuation allowance were $10.0 million with a related valuation allowance of $0.2 million compared to $0.8 million with a related valuation allowance of $0.1 million as of December 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and for the year ended December 31, 2025:

Obligations of U.S. states and political subdivisions
(dollars in thousands)
Beginning balance, January 1, 2026	$6,512
Principal paydowns	(81)
Change in unrealized loss	(53)
Ending balance, March 31, 2026	$6,378

Obligations of U.S. states and political subdivisions
(dollars in thousands)
Beginning balance, January 1, 2025	$6,526
Principal paydowns	(314)
Changes in unrealized gain	300
Ending balance, December 31, 2025	$6,512

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 hierarchy.

March 31, 2026
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Available-for-sale securities:		(dollars in thousands)
Obligations of U.S. states and political subdivisions	$6,378	Discounted cash flows	Discount rate	4.7%

December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Rate
Available-for-sale securities:		(dollars in thousands)
Obligations of U.S. states and political subdivisions	$6,512	Discounted cash flows	Discount rate	4.6%

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

March 31, 2026
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$728	Appraisals of collateral value	Adjustment for comparable sales	-5% to +15% (+8.1%)
Commercial real estate loans	9,100	Appraisals of collateral value	Adjustment for comparable sales	-5% to +20% (+7.6%)

December 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$693	Appraisals of collateral value	Adjustment for comparable sales	-5% to +15% (+8.1%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of March 31, 2026, the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2026 and December 31, 2025:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

March 31, 2026
Financial assets:
Cash and due from banks	$344,471	$344,471	$344,471	$-	$-
Available-for-sale securities:	1,196,384	1,196,384	260	1,189,746	6,378
Restricted investments in bank stocks	51,464	n/a	n/a	n/a	n/a
Equity securities	19,422	19,422	10,010	9,412	-
Net loans	11,582,540	11,469,582	-	-	11,469,582
Loans held-for-sale	10,222	10,222	-	10,222	-
Derivatives - interest rate contracts	17,165	17,165	-	17,165	-
Accrued interest receivable	62,473	62,473	-	4,918	57,555

Financial liabilities:
Noninterest-bearing deposits	2,393,938	2,393,938	2,393,938	-	-
Interest-bearing deposits	9,119,115	9,111,328	6,108,144	3,003,184	-
Borrowings	827,477	827,553	-	827,553	-
Subordinated debentures	202,050	202,411	-	202,411	-
Derivatives - interest rate contracts	372	372	-	372	-
Accrued interest payable	15,151	15,151	-	15,151	-

December 31, 2025
Financial assets:
Cash and due from banks	$380,895	$380,895	$380,895	$-	$-
Available-for-sale securities:	1,250,938	1,250,938	182	1,244,244	6,512
Restricted investment in bank stocks	54,722	n/a	n/a	n/a	n/a
Equity securities	19,287	19,287	10,073	9,214	-
Net loans	11,298,975	11,232,658	-	-	11,232,658
Derivatives - interest rate contracts	16,074	16,074	-	16,074	-
Accrued interest receivable	60,761	60,761	-	5,172	55,589

Financial liabilities:
Noninterest-bearing deposits	2,420,397	2,420,397	2,420,397	-	-
Interest-bearing deposits	8,820,218	8,816,234	6,023,341	2,792,893	-
Borrowings	903,489	902,908	-	902,908	-
Subordinated debentures	201,864	204,454	-	204,454	-
Derivative - interest rate contracts	704	704	-	704
Accrued interest payable	12,740	12,740	-	12,740	-

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

Note 8. Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s OCI is comprised of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, each net of taxes.

The following table represents the reclassification out of AOCI for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2026	2025
Interest income on cash flow hedges	$2,634	$4,142	Borrowings and deposits expense
	(815)	(1,164)	Income tax expense
Total reclassification	$1,819	$2,978

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Comprehensive Income – (continued)

AOCI as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Available-for-sale securities, net of tax	$(48,156)	$(40,652)
Cash flow hedge, net of tax	9,255	7,904
Defined benefit pension and post-retirement plans, net of tax	852	852
Total	$(38,049)	$(31,896)

Note 9. Stock-based Compensation

The Company’s stockholders approved the 2017 Equity Compensation Plan (“the Plan”) on May 23, 2017. The Plan eliminates all remaining issuable shares under previous plans and is the only outstanding plan as of March 31, 2026. On May 30, 2023, the Company's stockholders approved an amendment to the Plan that increased the maximum number of shares issuable to 1,200,000. Grants under the Plan can be in the form of stock options (qualified or non-qualified), restricted shares, deferred stock units or performance units. Shares available for grant and issuance under the Plan as of March 31, 2026 were approximately 64,787. The Company intends to issue all shares under the Plan in the form of newly issued shares.

As of March 31, 2026 and December 31, 2025, the Company had no outstanding stock options. Restricted stock and deferred stock units generally vest over a three-year period, with one-third vesting annually beginning one year after the grant date. These awards also provide for accelerated vesting upon a change in control. Grants to new employees and board members may feature shorter vesting schedules. Performance units typically feature a three-year cliff vesting or accelerate upon a change of control. The Company accounts for forfeitures as they occur by reversing previously recognized compensation expense. Restricted stock grants carry the same dividend and voting rights as common stock, while options, performance units, and deferred stock units do not.

All awards are issued at the fair value of the underlying shares on the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably, over the vesting or measurement period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the three months ended March 31, 2026 and March 31, 2025 was $1.4 million and $1.3 million, respectively.

Activity in the Company’s restricted stock for the three months ended March 31, 2026 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	110,349	$20.25
Granted	48,427	26.27
Vested	(36,997)	20.56
Forfeited/cancelled/expired	(5,800)	21.62
Nonvested as of March 31, 2026	115,979	$22.60

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Stock-Based Compensation – (continued)

As of March 31, 2026, there was approximately $1.6 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.8 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2025	216,151		$20.87
Awarded	85,482		26.27
Change in estimate	6,513		17.93
Vested shares	(45,746)		17.93
Forfeited/cancelled/expired	(6,567)		21.36
Unearned as of March 31, 2026	255,833	382,501	$23.11

As of March 31, 2026, the specific number of shares related to performance units that were expected to vest was 255,833, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of March 31, 2026, the maximum number of performance units that ultimately could vest if performance targets were exceeded is 382,501. During the three months ended March 31, 2026, 45,746 shares vested. A total of 24,582 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the three months ended March 31, 2026 were 21,164 shares. As of March 31, 2026, compensation cost of approximately $3.0 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted average period of 2.1 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2025	170,482	$21.50
Awarded	111,561	26.15
Vested shares	(92,170)	20.07
Forfeited/cancelled/expired	(3,218)	22.21
Unearned as of March 31, 2026	186,655	$24.97

Forfeitures are recognized as they occur as a reversal of previously recognized compensation expense. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the three months ended March 31, 2026, 92,170 shares vested. A total of 48,743 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the three months ended March 31, 2026 were 42,849 shares. As of March 31, 2026, compensation cost of approximately $3.6 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted average period of 1.9 years.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Components of Net Periodic Pension Cost

The Company maintains two frozen defined benefit pension plans; the Legacy CNOB Plan and the Legacy FLIC Plan, which were frozen on June 30, 2007 and September 30, 2025, respectively. The following tables set forth the net periodic pension cost of the Company’s pension plans for the periods indicated.

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2026	2025
Legacy CNOB Plan	(dollars in thousands)
Interest cost	$90	$105	Deposit, loan and other income/Salaries and employee benefits
Expected return on plan assets	(238)	(230)	Deposit, loan and other income/Salaries and employee benefits
Total periodic pension income	$(148)	$(125)

	Three Months Ended		Affected Line Item in the Consolidated
	March 31,		Statements of Income
	2026	2025
Legacy FLIC Plan	(dollars in thousands)
Interest cost	$626	$-	Deposit, loan and other income
Expected return on plan assets	(891)	-	Deposit, loan and other income
Total periodic pension income	$(265)	$-

Contributions

 The Company did not contribute to the pension plans during the three months ended March 31, 2026. The Company does not plan on contributing amounts to either Pension Trust for the remainder of 2026. Each trust is established to provide retirement and other benefits for eligible employees and their beneficiaries under each plan. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Deposits

              Time Deposits

As of March 31, 2026 and December 31, 2025, the Company's total time deposits were $3.0 billion and $2.8 billion, respectively. Included in time deposits were nonreciprocal brokered certificates of approximately $0.9 billion as of both  March 31, 2026 and December 31, 2025. As of March 31, 2026, the contractual maturities of these time deposits were as follows (dollars in thousands):

2026	$2,422,763
2027	538,748
2028	39,645
2029	6,899
2030	2,530
thereafter	1,329
Time deposits (before net discount)	3,011,914
Fair value discount	(943)
Time deposits (after net discount)	$3,010,971

The amount of time deposits with balances greater than or equal to $250,000 was $1.0 billion as of both  March 31, 2026 and December 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	March 31, 2026		December 31, 2025
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$802,050	3.82%	$878,050	3.96%
1 year through less than 2 years	217	2.85	226	2.85
2 years through less than 3 years	25,000	4.18	25,000	4.18
After 5 years	218	2.96	227	2.96
FHLB borrowings – gross	827,485	3.83%	903,503	3.97%
Fair value discount	(8)		(14)
Total FHLB borrowings	$827,477		$903,489

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of March 31, 2026 were primarily collateralized by approximately $3.8 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of March 31, 2026, the Company had a remaining borrowing capacity of approximately $1.8 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 13. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of March 31, 2026 was 6.78%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of March 31, 2026 and December 31, 2025.

As of March 31, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 14. Segment Reporting

Accounting policies for segments are the same as those described in Note 1a. Segment performance is evaluated using Consolidated Bank net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Consolidated Bank
	Three Months Ended March 31,
	2026	2025
(dollars in thousands)

Interest income	$184,397	$124,789
Noninterest income	6,661	3,749
Total segment income	$191,058	$128,538

Less:
Interest expense	71,208	57,735
Segment net interest income and noninterest income	119,850	70,803
Less:
Provision for credit losses	5,200	3,500
Salaries and employee benefits	32,768	22,578
Other segment items*	25,151	16,332
Income tax (benefit) expense	14,708	7,160
Segment consolidated net (loss) income	$42,023	$21,233

Other segment disclosures
Interest income	$184,397	$124,789
Interest expense	71,208	57,735
Depreciation	1,806	1,098
Amortization of core deposit intangibles	2,845	279
Other significant noncash items:
Provision for credit losses	5,200	3,500
Segment assets	14,200,455	9,751,832
Total expenses for segment assets	149,035	107,306

Reconciliation of assets
Total assets for segment	$14,200,455	$9,751,832
Other assets	9,106	7,423
Total consolidated assets	$14,209,561	$9,759,255

*Occupancy and equipment, Federal Deposit Insurance Corporation ("FDIC") insurance premium, professional and consulting fees, marketing and advertising, information technology and communications, merger expenses and restructuring charges, and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2026 and December 31, 2025. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by, or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected or may be adversely effected by policy uncertainties, including regarding the impact of tariffs; (5) political developments, sovereign debt problems, wars or other hostilities such as the ongoing conflict between Ukraine and Russia and the United States and Iran, and instability in the Middle East, may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged or the business of our clients, such as changes affecting the owners of rest stabilized multi-family buildings in New York City; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, and (11) the impact of health emergencies or natural disasters on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Operating Results Overview

Net income available to common stockholders for the three months ended March 31, 2026 was $36.3 million, as compared to $18.7 million for the prior-year period. The Company’s diluted earnings per share were $0.72 for the three months ended March 31, 2026, as compared with diluted earnings per share of $0.49 for the prior-year period. The $17.6 million increase in net income available to common stockholders and the $0.23 increase in diluted earnings per share were due to a $43.0 million increase in net interest income and a $2.3 million increase in noninterest income, which was partially offset by an $18.6 million increase in noninterest expenses, a $7.5 million increase in income tax expense and a $1.7 million increase in provision for credit losses. The increases in net interest income and noninterest expenses were primarily driven by a full three-month impact of the FLIC acquisition in 2026, compared to the pre-merger period in 2025.

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

Fully taxable equivalent net interest income for the first quarter of 2026 increased $43.4 million, or 65.2%, from prior-year period, due to a 46 basis-point widening of the net interest margin to 3.39% from 2.93%, and a 42.7% increase in average interest earning assets. The increase in average interest-earning assets was primarily due to the full-period impact of assets acquired in the FLIC merger. The margin also benefited from a 20 basis-point increase in the yield on interest-earning assets and a 49 basis-point decrease in the average costs of deposits, including noninterest-bearing deposits.

The following table presents for the three months ended March 31, 2026 and 2025, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2026			2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$1,307,184	$13,302	4.13%	$745,873	$6,375	3.47%
Total loans (2) (3) (4)	11,537,770	168,945	5.94	8,209,014	115,883	5.73
Federal funds sold and interest-bearing deposits with banks	264,232	2,387	3.66	229,491	2,466	4.36
Restricted investment in bank stocks	51,608	935	7.35	40,334	889	8.94
Total interest-earning assets	13,160,794	185,569	5.72	9,224,712	125,613	5.52
Noninterest-earning assets:
Allowance for credit losses	(154,481)			(84,027)
Other noninterest-earning assets	993,268			607,920
Total assets	$13,999,581			$9,748,605

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,901,327	26,713	3.73	$2,480,990	25,154	4.11
Other interest-bearing deposits	5,996,487	38,969	2.64	3,888,131	28,838	3.01
Total interest-bearing deposits	8,897,814	65,682	2.99	6,369,121	53,992	3.44

Borrowings	833,551	5,513	2.68	686,391	3,725	2.20
Subordinated debentures, net	201,928	4,385	8.81	79,988	1,298	6.58
Finance lease	921	13	5.72	1,210	18	6.03
Total interest-bearing liabilities	9,934,214	75,593	3.09	7,136,710	59,033	3.35

Noninterest-bearing demand deposits	2,384,883			1,305,722
Other liabilities	85,785			51,800
Total noninterest-bearing liabilities	2,470,668			1,357,522
Stockholders’ equity	1,594,699			1,254,373
Total liabilities and stockholders’ equity	$13,999,581			$9,748,605
Net interest income (tax-equivalent basis)		109,976			66,580
Net interest spread (5)			2.63%			2.17%
Net interest margin (6)			3.39%			2.93%
Tax-equivalent adjustment		(1,172)			(824)
Net interest income		$108,804			$65,756

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax- equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $6.8 million for the three months ended March 31, 2026, compared with $4.5 million for prior-year-period. The increase was primarily due to a $1.4 million increase in BOLI income and a $1.3 million increase in deposit, loan and other income, which was partially offset by a $0.4 million decrease in net gains (losses) on equity securities. The growth in deposit, loan and other income was primarily attributable to the expanded scale of operations following the merger with FLIC.

Noninterest Expenses

Noninterest expenses totaled $57.9 million for the three months ended March 31, 2026, compared with $39.3 million for prior-year period. The increase was primarily due to a $10.2 million increase in salaries and employee benefits, a $2.7 million increase in occupancy and equipment expenses and a $2.6 million increase in amortization of core deposit intangibles. Other contributing factors included a $0.7 million increase in other expenses, a $0.7 million increase in professional and consulting expenses and a $0.6 million increase in information technology and communication expenses. Additionally, noninterest expenses for the first quarter of 2026 included $2.1 million in merger expenses and restructuring charges, compared to $1.3 million in the prior-year period. Excluding these merger-related items, noninterest expenses would have been $55.7 million and $38.0 million for the 2026 and 2025 periods, respectively. The variances in nearly all noninterest expense categories were primarily attributable to the expanded operations following the merger with FLIC.

Income Taxes

Income tax expense was $14.7 million for the first quarter of 2026, resulting in an effective tax rate of 28.0%, compared to income tax expense of $7.2 million and an effective tax rate of 26.1% for the prior-year period. The increase in income tax expense and the effective tax rate was primarily due to higher pre-tax income and changes in state and local tax apportionment factors resulting from our expanded presence in New York following the FLIC merger.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	March 31, 2026		December 31, 2025		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,644,836	14.0%	$1,565,963	13.7%	$78,873
Commercial real estate	8,318,844	70.9	8,054,696	70.3	264,148
Commercial construction	571,073	4.9	623,902	5.4	(52,829)
Residential real estate	1,202,539	10.2	1,210,980	10.6	(8,441)
Consumer	1,801	0.0	2,017	0.0	(216)
Gross loans	$11,739,093	100.0%	$11,457,558	100.0%	$281,535

As of March 31, 2026, gross loans totaled $11.7 billion, an increase of $0.3 billion or 2.5% compared to December 31, 2025. The increase in gross loans as of March 31, 2026, compared to December 31, 2025, was primarily driven by organic growth in the commercial real estate portfolio, reflecting continued lending activity within our expanded market footprint.

While the previous table reflects the classification of our loans by loan portfolio segment, the following table presents further disaggregation of our commercial real estate portfolio along with applicable weighted average loan-to-value ratios, typically determined at loan origination.

	March 31, 2026		December 31, 2025
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$3,613,526	58%	$3,477,302	58%
Nonowner-occupied	2,798,453	52	2,761,920	52
Owner-occupied	1,642,853	48	1,572,158	51
Land loans	363,118	42	349,125	42
Total commercial real estate loans (before fair value adjustment)	$8,417,950	53%	$8,160,505	54%
Fair value adjustment discount	(99,106)		(105,809)
Total commercial real estate loans	$8,318,844		$8,054,696

The table above is further broken down in the following tables by geography:

	March 31, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,698,408	47.0%	$1,643,765	47.3%
New York	1,438,807	39.8	1,497,916	43.1
Florida	44,354	1.2	44,403	1.3
Connecticut	39,537	1.1	39,628	1.1
All Other States	392,420	10.9	251,290	7.2
Total multifamily loans (before fair value adjustment)	$3,613,526	100.0%	$3,477,002	100.0%

	March 31, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$572,120	34.9%	$559,404	35.6%
New York	581,664	35.4	607,679	38.6
Florida	93,991	5.7	94,682	6.0
Connecticut	57,907	3.5	59,008	3.8
All Other States	337,171	20.5	251,385	16.0
Total owner-occupied (before fair value adjustment)	$1,642,853	100.0%	$1,572,158	100.0%

	March 31, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$743,839	26.5%	$780,321	28.2%
New York	1,647,533	58.9	1,625,546	58.9
Florida	193,683	6.9	178,830	6.5
Connecticut	27,098	1.0	37,234	1.3
All Other States	186,300	6.7	139,989	5.1
Total nonowner occupied (before fair value adjustment)	$2,798,453	100.0%	$2,761,920	100.0%

	March 31, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$130,268	35.9%	$123,541	35.4%
New York	42,412	11.7	43,263	12.4
Florida	133,769	36.8	128,547	36.8
Connecticut	-	-	-	-
All Other States	56,669	15.6	53,774	15.4
Total land (before fair value adjustment)	$363,118	100.0%	$349,125	100.0%

In addition, the following tables present further details with respect to our nonowner-occupied and owner-occupied borrower concentrations included in the commercial real estate segment.

	March 31, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$226,536	13.8%	$216,500	13.8%
Office	128,445	7.8	130,646	8.3
Warehouse/Industrial	415,065	25.3	395,830	25.2
Mixed Use	136,301	8.3	134,113	8.5
Other	736,506	44.8	695,069	44.2
Total owner-occupied (before fair value adjustment)	$1,642,853	100.0%	$1,572,158	100.0%

	March 31, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$848,158	30.3%	$848,400	30.7%
Office	638,741	22.8	672,744	24.4
Warehouse/Industrial	287,299	10.3	273,866	9.9
Mixed Use	285,981	10.2	250,588	9.1
Other	738,274	26.4	716,322	25.9
Total nonowner-occupied (before fair value adjustment)	$2,798,453	100.0%	$2,761,920	100.0%

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

As of March 31, 2026, the Company’s ACL was $153.1 million, a decrease of $1.2 million from $154.3 million as of December 31, 2025.

The provision for credit losses, which includes a provision for unfunded commitments, for the three months ended March 31, 2026 and March 31, 2025 was $5.2 million and $3.5 million, respectively. In each of the quarters presented, the provision for credit losses reflected net portfolio growth, charges related to individually evaluated loans, and changing macroeconomic forecasts and conditions.

Net charge-offs for the first quarter of 2026 totaled $6.7 million, or 0.23% of average loans on an annualized basis, compared to $3.4 million, or 0.17% of average loans, for the prior-year period. The current period activity was primarily driven by the resolution of PCD loans acquired in the FLIC merger, which represented 0.15% of the total annualized net charge-off ratio.

These PCD loans were successfully resolved against previously established nonaccretable credit marks and resulted in a $0.2 million release of provision for credit losses upon settlement. Excluding these acquisition-related resolutions, the annualized net charge-off ratio for the originating portfolio was 0.08% for the three months ended March 31, 2026, a decrease from the 0.17% reported in the prior-year period.

The level of the allowance for the respective periods of 2026 and 2025 reflects the credit quality within the loan portfolio, expected loan maturity dates, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of March 31, 2026 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following tables for the periods indicated (dollars in thousands).

	March 31, 2026
	PCD	Non-PCD	Total

Balance as of December 31, 2025,	$42,022	$112,283	$154,305
Charge-offs:
Commercial	-	(476)	(476)
Commercial real estate	(4,365)	(2,282)	(6,647)
Residential real estate	-	-	-
Consumer	-	-	-
Total charge-offs	(4,365)	(2,758)	(7,123)
Recoveries:
Commercial	-	430	430
Commercial real estate	-	21	21
Residential real estate	-	16	16
Consumer	-	-	-
Total recoveries	-	467	467
Net charge-offs	(4,365)	(2,291)	(6,656)
Provision for credit losses for loans	(210)	5,617	5,407
Balance as of March 31, 2026	$37,447	$115,609	$153,056
Ratio of net charge-offs during the year to average loans receivable outstanding during the year	0.15%	0.08%	0.23%
Loans receivable			11,735,596
ACL as a percentage of loans receivable			1.30%

Three Months Ended
March 31,
2025
(dollars in thousands)

Average loans receivable	$8,208,755
Analysis of the ACL:
Balance - beginning of period	$82,685
Charge-offs:
Commercial	-
Commercial real estate	(3,555)
Total charge-offs	(3,555)
Recoveries:
Commercial	155
Total recoveries	155
Net recoveries (charge-offs)	(3,400)
Provision for credit losses – loans	3,118
Balance - end of period	$82,403

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.17%
Loans receivable	$8,201,134
ACL as a percentage of loans receivable	1.00%

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through its review processes that includes analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early on, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate ACL at all times.

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

As of March 31, 2026, loans 30-59 days past due were 0.81% of loans receivable, compared to 0.19% as of December 31, 2025. This rise is predominantly due to an interrelated series of credits totaling $63.8 million secured by 19 multifamily NYC rent-regulated properties. We are working with our client to resolve these credits; however, the resulting financial impact cannot be determined at this time.

Nonperforming assets include nonaccrual loans and other real estate owned ("OREO") (the Company had no OREO at the periods presented). Nonaccrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of uncollectible amounts of loans at the point they become past due 90 days.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Nonaccrual loans	$41,579	$45,915
OREO	-	-
Total nonperforming assets (1)	$41,579	$45,915

Loans 90 days or greater past due and still accruing	$7,960	$17,472

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.35%	0.40%
Nonperforming assets to total assets	0.29	0.33

Purchased Credit-Deteriorated Loans

As of March 31, 2026, the Company's recorded investment in PCD loans totaled $207.6 million. PCD loans, or purchased credit deteriorated loans, are defined by the CECL standard as acquired financial loans that, at the time of acquisition, have experienced a more-than-insignificant deterioration in credit quality since their origination. The Company, with the assistance of independent third-party loan review experts, identified such deterioration by considering various factors. These factors included, but were not limited to, nonperforming status, payment history and delinquency, risk rating, debt service coverage ability, and rate repricing risk. The resulting PCD designated loans include multifamily loans, commercial real estate, commercial loans, and residential real estate.

Within the PCD loan portfolio as of March 31, 2026, there is a pool of rent-regulated loans amounting to $158.0 million. These loans are associated with multifamily properties located in the five boroughs of New York City, most of which are entirely or predominantly rent-regulated. This specific pool is subject to unique stressors, primarily due to the 2019 New York rent laws, which restricted rent increases while operating in an environment of escalating expenses, and certain proposed policies of the new mayoral administration of New York City, including a proposed rent freeze.

Our determination of PCD classification and initial allowance involved significant judgment. Key assumptions included expected remaining life, default rates, recoveries, and economic scenarios. We continue to monitor roll‑off and performance of the PCD portfolio in our quarterly review process.

Rent-regulated Portfolio

The Bank maintains a solid reserve position, particularly within its rent-regulated multifamily portfolio which includes significant credit and fair value marks applicable to the portfolio acquired from FLIC, in addition to qualitative ACL allocations applicable to its legacy portfolio.  The following table provides additional information on the Bank's New York City ("NYC") rent-regulated portfolio as of March 31, 2026:

($millions)	Portfolio Composition	% of Total Loans	Unpaid Principal Balance	Offsets (3)	Offset %	Avg. Loan Size
Acquired Portfolio (1)	61.0%	3.5%	$412.5	$(66.1)	16.0%	$2.4
Legacy ConnectOne (2)	39.0	2.2	263.4	(14.8)	5.6	2.9
Total Rent-Regulated	100.0%	5.7%	$675.9	$(80.9)	12.0	2.6

Note: Rent-regulated includes loans secured by multifamily properties with 50% or greater units subject to NYC rent-stabilization guidelines.
1) Portfolio acquired in merger with FLIC on June 1, 2025.
2) Loans originated by the Bank.

3) Offsets include (i) general reserves plus (ii) for the Acquired Portfolio, the applicable nonaccretable and accretable purchase accounting loan marks and (iii) for Legacy ConnectOne, an additional qualitative reserve applicable to rent-regulated multifamily.

Investment Securities

As of March 31, 2026, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended March 31, 2026, average securities, on an amortized cost basis, increased by $561.3 million to $1.3 billion, or 9.9% of average total interest-earning assets, from $745.9 billion, or 8.1% of average interest-earning assets, for the prior-year period.

As of March 31, 2026, net unrealized losses on available-for-sale securities, which are carried as a component of AOCI and included in stockholders’ equity, net of tax, amounted to $48.2 million as compared with net unrealized losses of $40.7 million as of December 31, 2025. The increase in unrealized losses is predominantly attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an ACL is recognized in OCI, net of applicable taxes. The Company did not record an ACL for available-for-sale securities as of March 31, 2026.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2026 and December 31, 2025, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of March 31, 2026.

Based on our model, which was run as of March 31, 2026, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 4.71%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 2.73%. As of December 31, 2025, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 4.95% while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 3.06%.

Based on our model, which was run as of March 31, 2026, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would increase our net interest income by 0.10%, while a 100 basis-point instantaneous and parallel decrease in interest rates would decrease net interest income by 0.87%. As of December 31, 2025, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 0.32%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 1.04%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis points and down 100 basis points. The EVE is likely to be different as interest rates change. Our EVE as of March 31, 2026, would decrease by 7.41% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 0.84% with an instantaneous and parallel rate shock of down 100 basis points. Our EVE as of December 31, 2025, would decrease by 7.12% with an instantaneous and parallel rate shock of up 200 basis points, and increase by 0.28% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into certificates of deposit, from both noninterest-bearing and interest-bearing non-maturity deposits.

The following table illustrates the most recent results for EVE and one-year net interest income ("NII") sensitivity as of March 31, 2026.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,687,207	$(246,330)	(12.74)	300	$441,780	$(37,256)	(7.78)
+200	1,790,232	(143,305)	(7.41)	200	456,492	(22,544)	(4.71)
+100	1,892,733	(40,804)	(2.11)	100	470,255	(8,781)	(1.83)
0	1,933,537	-	-	0	479,036	-	-
-100	1,949,806	16,269	0.84	-100	492,120	13,084	2.73
-200	1,917,243	(16,294)	(0.84)	-200	507,368	28,332	5.91
-300	1,827,556	(105,981)	(5.48)	-300	518,490	39,454	8.24

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

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including loans held-for-sale and available-for-sale securities. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

As of March 31, 2026, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2026, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $772.0 million, which represented 5.4% of total assets and 6.3% of total deposits and borrowings, compared to $874.4 million as of December 31, 2025, which represented 6.2% of total assets and 7.2% of total deposits and borrowings. As of March 31, 2026, not included in the above liquid assets were securities with a market value of $95.0 million which were pledged to the FHLB and securities with a market value of $133.9 million which were pledged to the Federal Reserve Bank of New York, which supported aggregate unutilized borrowing capacity of $215.8 million and $223.3 million, respectively as of March 31, 2026 and December 31, 2025.

The Bank is a member of the FHLB of New York and, based on available qualified collateral as of March 31, 2026, had the ability to borrow $3.8 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $2.3 billion as of March 31, 2026. In addition, as of March 31, 2026, the Bank had in place borrowing capacity of $280.0 million through correspondent banks and other unsecured borrowing lines. As of March 31, 2026, the Bank had aggregate available and unused credit of approximately $4.4 billion, which represents the aforementioned facilities totaling $6.3 billion net of $1.9 billion in outstanding borrowings and letters of credit. As of March 31, 2026, outstanding commitments for the Bank to extend credit were approximately $1.4 billion.

Cash and cash equivalents totaled $344.5 million as of March 31, 2026, decreasing by $36.4 million from $380.9 million as of December 31, 2025. Operating activities provided $15.3 million in net cash. Investing activities used $233.1 million in net cash, a net increase in loans $273.3 million and investment purchases of $45.3 million and were partially offset by investment maturities, calls and principal repayments of $89.6 million .Financing activities provided $181.3 million in net cash, primarily reflecting a net increase in deposits of $272.3 million and were partially offset by net repayments of FHLB borrowings of $76.0 million.

Deposits

Deposits serve as our primary source of funding. The Company offers a comprehensive suite of products including noninterest-bearing demand, interest-bearing checking, money market, and savings accounts, as well as time deposits with maturities generally ranging from 31 days to 60 months. We supplement core funding with brokered certificates of deposit and internet listing service deposits for asset-liability management purposes.

To support clients with balances exceeding standard FDIC insurance limits, we utilize reciprocal deposit networks. This primarily includes the IntraFi Network LLC for the placement of Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") accounts. Through these networks, large-dollar deposits are placed into accounts at other participating banks in increments below the FDIC insurance limit to ensure full principal and interest coverage.

During the first quarter of 2026, the Company expanded these capabilities by launching a partnership with the National Bank InterDeposit Company (“NBID”) network, operated by ModernFi. We are currently in the initial stages of transitioning select client funds to this network to further diversify our reciprocal deposit options. While the financial impact of this transition was not material to our results of operations or liquidity position for the three months ended March 31, 2026, we anticipate utilizing this platform to complement our existing reciprocal programs in future periods.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Quarter-to-Date Average March 31, 2026		Quarter-to-Date Average March 31, 2025
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$2,384,883	-%	$1,305,722	-%
Demand, interest-bearing & NOW	4,981,919	2.66	3,231,342	2.96
Savings	1,014,568	2.52	656,789	3.23
Time	2,901,327	3.73	2,480,990	4.11
Total average deposits	$11,282,697	2.36%	$7,674,843	2.85%

Average total deposits increased by $3.6 billion, or 47.0%, during the three months ended March 31, 2026 when compared to the prior-year period. The increase in total average deposits was due to a $1.8 billion increase in demand, interest-bearing and NOW deposits, a $1.1 billion increase in noninterest-bearing deposits, a $0.4 billion increase in savings deposits and a $0.4 billion increase in time deposits. The increase in all quarter-to-date average deposit categories was primarily due to the merger with FLIC.

The increase in average time deposits of $0.4 billion during the three months ended March 31, 2026 was primarily due to a $0.5 billion increase in retail time deposits, partially offset by a $0.1 billion dollar decrease in nonreciprocal brokered certificates of deposit. Average nonreciprocal brokered certificates of deposit included in total time deposits were $0.8 billion for the three months ended March 31, 2026, compared to $0.9 billion for the prior-year period.

Average aggregate demand deposits included $1.2 billion and $1.1 billion in ICS reciprocal deposits during the three months ended March 31, 2026 and March 31, 2025, respectively.

The deposit beta—the measurement of rate sensitivity in response to market changes—on nonreciprocal brokered certificates of deposit tends to be higher than that of ICS and CDARS reciprocal deposits. This is because nonreciprocal brokered funds are more directly correlated to prevailing market rates, whereas reciprocal deposits reflect deeper client relationships and a primary focus on FDIC insurance coverage rather than market-leading yields.

The following table sets forth information related to the uninsured deposit balances of the Bank.

	March 31, 2026	December 31, 2025
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,692,395	$11,423,825
Estimated uninsured deposits	5,294,813	5,150,662

The Company, on a consolidated basis:
Total deposits	$11,513,053	$11,240,615
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	5,011,607	4,860,186

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	March 31, 2026		December 31, 2025
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$2,393,938	20.7%	$2,420,397	21.5%
Demand, interest-bearing & NOW	5,097,518	44.3	4,992,696	44.4
Savings	1,010,626	8.8	1,030,645	9.2
Time	3,010,971	26.2	2,796,877	24.9
Total deposits	$11,513,053	100.0%	$11,240,615	100.0%

Total deposits increased by $0.3 billion, or 2.4%, when compared to December 31, 2025. The increase in total deposits was primarily due to a $0.2 billion increase in time deposits and a $0.1 billion increase in demand, interest-bearing and NOW deposits.

Aggregate demand deposits included $1.2 billion in ICS reciprocal deposits as of both March 31, 2026 and December 31, 2025.

Included in time deposits were nonreciprocal brokered certificates of deposit of $0.9 billion as of March 31, 2026 and $0.7 billion as of December 31, 2025.

    As of March 31, 2026, we held $1.0 billion of time deposits with balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of March 31, 2026:

March 31, 2026
(dollars in thousands)
3 months or less	$375,782
Over 3 to 6 months	313,490
Over 6 to 12 months	315,578
Over 12 months	38,358
Total	$1,043,208

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Parent Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures' floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of March 31, 2026 was 6.78%.

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

Stockholders’ Equity

The Company’s stockholders’ equity increased by $18.2 million when compared to December 31, 2025. The increase in total stockholders’ equity was primarily due to an increase in retained earnings of $27.3 million, partially offset by an increase in the AOCI of $6.2 million. As of March 31, 2026, the Company’s tangible common equity ratio and tangible book value per share were 8.64% and $23.93, respectively, compared to 8.62% and $23.52, respectively, as of December 31, 2025. Total goodwill and other intangible assets were $277.3 million as of March 31, 2026, and $280.2 million as of December 31, 2025.

The following table reconciles common equity to tangible common equity and the tangible common equity ratio.

	March 31, 2026	December 31, 2025
	(dollars in thousands, except for per share data)
Stockholders equity	$1,591,547	$1,573,340
Less: preferred stock	(110,927)	(110,927)
Common equity	$1,480,620	$1,462,413
Less: intangible assets	(277,313)	(280,158)
Tangible common stockholders’ equity	$1,203,307	$1,182,255

Total assets	$14,209,561	$14,002,700
Less: intangible assets	(277,313)	(280,158)
Tangible assets	$13,932,248	$13,722,542

Common stock outstanding at period end	50,288,494	50,271,854

Tangible common equity ratio (1)	8.64%	8.62%

Book value per common share	$29.44	$29.09
Less: intangible assets	5.51	5.57
Tangible book value per common share	$23.93	$23.52

(1)	Tangible common equity ratio is tangible common equity divided by tangible assets and is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2026 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026	(dollars in thousands)
Tier 1 leverage capital	$1,346,391	9.79%	$550,167	4.00%	N/A	N/A
CET I risk-based ratio	1,230,309	10.23	541,345	4.50	N/A	N/A
Tier 1 risk-based capital	1,346,391	11.19	721,794	6.00	N/A	N/A
Total risk-based capital	1,661,586	13.81	962,392	8.00	N/A	N/A

N/A - not applicable

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026			(dollars in thousands)
Tier 1 leverage capital	$1,486,281	10.81%	$549,808	4.00%	$687,260	5.00%
CET I risk-based ratio	1,486,281	12.36	541,283	4.50	781,853	6.50
Tier 1 risk-based capital	1,486,281	12.36	721,710	6.00	962,280	8.00
Total risk-based capital	1,604,581	13.34	962,280	8.00	1,202,850	10.00

As of March 31, 2026, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Capital Ratio which was 2.69 percentage points above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.84 percentage points above the minimum buffer ratio.

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

On January 22, 2025, the customer filed suit against FLIC and FNBLI claiming damages of approximately $11.1 million. The Company and the Bank, as the successors to FLIC and FNBLI, vehemently disagree with the customer’s allegations and intend to vigorously defend these claims. FLIC, and so the Company, has been dismissed from the case, while it proceeds against the Bank as successor to FNBLI.

Item 1a. Risk Factors

There have been no material changes to the risks inherent in our business from those described under Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

	Authorized	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	-	-	n/a	-	641,118
January 1, 2026 - January 31, 2026	-	-	-	-	641,118
February 1, 2026 - February 28, 2026	-	40,000	$27.15	40,000	601,118
March 1, 2026 - March 31, 2026	-	50,000	$25.64	90,000	551,118

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended March 31, 2026, the Company repurchased 90,000 shares. As of March 31, 2026, shares remaining for repurchase under the program were 551,118.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: May 5, 2026		Date: May 5, 2026