Form 10-Q
period 2026-06-30
ConnectOne Bancorp, Inc.
filed 2026-08-04
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	54,295,380 shares
(Title of Class)	(Outstanding as of August 4, 2026)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands, except for share data)	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and due from banks	$39,552	$92,406
Interest-bearing deposits with banks	322,724	288,489
Cash and cash equivalents	362,276	380,895

Investment securities	1,179,258	1,250,938
Equity securities	19,793	19,287

Loans held-for-sale	-	391

Loans receivable	11,869,034	11,453,280
Less: Allowance for credit losses - loans	140,149	154,305
Net loans receivable	11,728,885	11,298,975

Investment in restricted stock, at cost	46,596	54,722
Bank premises and equipment, net	53,779	55,285
Accrued interest receivable	61,561	60,761
Bank owned life insurance	376,681	370,713
Right of use operating lease assets	30,340	29,603
Goodwill	220,235	220,235
Core deposit intangibles	54,233	59,923
Other assets	278,227	200,972
Total assets	$14,411,864	$14,002,700
LIABILITIES
Deposits:
Noninterest-bearing	$2,512,964	$2,420,397
Interest-bearing	9,227,399	8,820,218
Total deposits	11,740,363	11,240,615
Borrowings	715,416	903,489
Subordinated debentures, net	202,236	201,864
Operating lease liabilities	32,929	32,446
Other liabilities	94,395	50,946
Total liabilities	12,785,339	12,429,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value: 1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of June 30, 2026 and as of December 31, 2025; outstanding 115,000 shares as of June 30, 2026 and as of December 31, 2025	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 54,295,380 shares as of June 30, 2026 and 54,157,402 shares as of December 31, 2025; outstanding 50,319,832 shares as of June 30, 2026 and 50,271,854 as of December 31, 2025	857,765	857,765
Additional paid-in capital	39,688	38,763
Retained earnings	731,500	673,897
Treasury stock, at cost: 3,975,548 shares as of June 30, 2026 and 3,885,548 shares as of December 31, 2025	(78,507)	(76,116)
Accumulated other comprehensive loss	(34,848)	(31,896)
Total stockholders’ equity	1,626,525	1,573,340
Total liabilities and stockholders’ equity	$14,411,864	$14,002,700

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$176,250	$132,316	$344,548	$247,667
Interest and dividends on investment securities:
Taxable	10,982	7,437	21,781	12,424
Tax-exempt	1,907	1,419	3,885	2,516
Dividends	947	788	1,882	1,677
Interest on federal funds sold and other short-term investments	2,821	4,070	5,208	6,535
Total interest income	192,907	146,030	377,304	270,819
Interest expense
Deposits	69,571	60,239	135,253	114,231
Borrowings	9,697	6,908	19,608	11,949
Total interest expense	79,268	67,147	154,861	126,180
Net interest income	113,639	78,883	222,443	144,639
Provision for credit losses	8,300	35,700	13,500	39,200
Net interest income after provision for credit losses	105,339	43,183	208,943	105,439
Noninterest income
Deposit, loan and other income	3,324	2,570	6,607	4,576
Income on bank owned life insurance	3,017	2,087	5,968	3,671
Net gains on sale of loans held-for-sale	1,590	181	2,017	513
Net gains (losses) on equity securities	(4)	347	131	876
Total noninterest income	7,927	5,185	14,723	9,636
Noninterest expenses
Salaries and employee benefits	31,537	25,233	64,305	47,811
Occupancy and equipment	5,519	3,478	10,864	6,158
FDIC insurance	1,700	2,000	3,700	3,800
Professional and consulting	3,127	2,598	6,235	4,964
Marketing and advertising	1,161	840	2,087	1,435
Information technology and communications	5,394	4,792	10,637	9,396
Merger expenses and restructuring charges	108	30,745	2,233	32,065
Bank owned life insurance restructuring charge	-	-	-	327
Amortization of core deposit intangibles	2,845	1,251	5,690	1,530
Other expenses	4,025	2,712	7,534	5,468
Total noninterest expenses	55,416	73,649	113,285	112,954
Income (loss) before income tax expense	57,850	(25,281)	110,381	2,121
Income tax expense (benefit)	16,182	(4,988)	30,891	2,172
Net income (loss)	41,668	(20,293)	79,490	(51)
Preferred dividends	1,509	1,509	3,018	3,018
Net income (loss) available to common stockholders	$40,159	$(21,802)	$76,472	$(3,069)
Earnings (loss) per common share
Basic	$0.80	$(0.52)	$1.52	$(0.08)
Diluted	0.80	(0.52)	1.51	(0.08)

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income (loss)	$41,668	$(20,293)	$79,490	$(51)

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	2,077	3,896	(5,427)	9,358
Net unrealized gains (losses) on cash flow hedges	1,124	(3,211)	2,475	(8,917)
Total other comprehensive income (loss), net of tax	3,201	685	(2,952)	441
Total comprehensive income (loss)	$44,869	$(19,608)	$76,538	$390

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended June 30, 2026
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2026	$110,927	$857,765	$38,257	$701,154	$(78,507)	$(38,049)	$1,591,547
Net income	-	-	-	41,668	-	-	41,668
Other comprehensive income, net of tax	-	-	-	-	-	3,201	3,201
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.195 per share)	-	-	-	(9,813)	-	-	(9,813)
Restricted stock grants, net of forfeitures (31,338 shares)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,431	-	-	-	1,431
Balance as of June 30, 2026	$110,927	$857,765	$39,688	$731,500	$(78,507)	$(34,848)	$1,626,525

	Three Months Ended June 30, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of March 31, 2025	$110,927	$586,946	$36,007	$643,265	$(76,116)	$(48,090)	$1,252,939
Net loss	-	-	-	(20,293)	-	-	(20,293)
Other comprehensive income, net of tax	-	-	-	-	-	685	685
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.18 per share)	-	-	-	(6,931)	-	-	(6,931)
Restricted stock grants, net of forfeitures (32,709 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on restricted stock units for FLIC (22,638 shares)	-	-	(507)	-	-	-	(507)
Stock issued in connection with FLIC merger (11,790,116 shares)	-	270,819	-	-	-	-	270,819
Stock-based compensation expense	-	-	1,228	-	-	-	1,228
Balance as of June 30, 2025	$110,927	$857,765	$36,728	$614,532	$(76,116)	$(47,405)	$1,496,431

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Six Months Ended June 30, 2026
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2025	$110,927	$857,765	$38,763	$673,897	$(76,116)	$(31,896)	$1,573,340
Net income	-	-	-	79,490	-	-	79,490
Other comprehensive loss, net of tax	-	-	-	-	-	(2,952)	(2,952)
Cash dividends paid on preferred stock ($0.656250 per depositary share)	-	-	-	(3,018)	-	-	(3,018)
Cash dividends paid on common stock ($0.375 per share)	-	-	-	(18,869)	-	-	(18,869)
Restricted stock grants, net of forfeitures (72,437 shares)	-	-	-	-	-	-	-
Stock grants (1,528 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (42,849 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (21,164 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,937)	-	-	-	(1,937)
Repurchase of stock (90,000 shares)	-	-	-	-	(2,391)	-	(2,391)
Stock-based compensation	-	-	2,862	-	-	-	2,862
Balance as of June 30, 2026	$110,927	$857,765	$39,688	$731,500	$(78,507)	$(34,848)	$1,626,525

	Six Months Ended June 30, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2024	$110,927	$586,946	$36,347	$631,446	$(76,116)	$(47,846)	$1,241,704
Net loss	-	-	-	(51)	-	-	(51)
Other comprehensive income, net of tax	-	-	-	-	-	441	441
Cash dividends paid on preferred stock ($0.65625 per depositary share)	-	-	-	(3,018)	-	-	(3,018)
Cash dividends paid on common stock ($0.36 per share)	-	-	-	(13,845)	-	-	(13,845)
Restricted stock grants, net of forfeitures (72,779 shares)	-	-	-	-	-	-	-
Stock grants (1,328 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (38,683 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (19,577 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on restricted stock units for FLIC (22,638 shares)	-	-	(507)	-	-	-	(507)
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,627)	-	-	-	(1,627)
Stock issued in connection with FLIC merger (11,790,116 shares)	-	270,819	-	-	-	-	270,819
Stock-based compensation	-	-	2,515	-	-	-	2,515
Balance as of June 30, 2025	$110,927	$857,765	$36,728	$614,532	$(76,116)	$(47,405)	$1,496,431

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$79,490	$(51)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,587	2,423
Provision for credit losses	13,500	39,200
Amortization of intangibles	5,690	1,530
Net accretion of loans	(19,525)	(3,745)
Accretion on bank premises	-	(24)
Amortization on deposits	288	233
Amortization on borrowings, net	12	11
Loss on bank owned life insurance policy exchange	-	327
Stock-based compensation expense	2,862	2,515
Gain on equity securities, net	(131)	(876)
Gain on sale of loans held-for-sale, net	(2,017)	(513)
Loans originated for resale	(30,750)	(10,798)
Proceeds from sale of loans held-for-sale	33,158	11,027
Increase in cash surrender value of bank owned life insurance	(5,968)	(3,671)
Accretion of discounts and amortization of premium on available-for-sale securities	(924)	(56)
Amortization of subordinated debentures issuance costs	372	282
Increase in accrued interest receivable	(800)	(1,736)
Net change in operating leases	(254)	1,060
Increase in other assets	(22,247)	(15,950)
(Decrease) Increase in other liabilities	(6,557)	160
Net cash provided by operating activities	49,786	21,348

Cash flows from investing activities
Available-for-sale securities
Purchases	(101,563)	(330,264)
Sales	-	277,477
Maturities, calls and principal repayments	166,207	48,258
Purchase of equity securities	(375)	(1,113)
Proceeds from equity securities sold	-	2,374
Net redemptions of restricted investment in bank stocks	8,126	15,477
Net (increase) decrease in loans	(423,879)	32,031
Proceeds from bank owned life insurance	-	278
Purchases of premises and equipment	(2,081)	(331)
Cash acquired, net of cash consideration paid in acquisition	-	54,861
Net cash (used in) provided by investing activities	(353,565)	99,048

Cash flows from financing activities
Net increase in deposits	499,460	206,993
Proceeds from issuance of subordinated debt	-	200,000
Payment of subordinated debt issuance costs	-	(3,726)
Proceeds from FHLB borrowings	1,347,003	740,000
Repayment of FHLB borrowings	(1,535,088)	(1,004,621)
Cash dividends on preferred stock	(3,018)	(3,018)
Cash dividends paid on common stock	(18,869)	(13,845)
Repurchase of treasury stock	(2,391)	-
Share redemption for tax withholdings on performance units, deferred stock units earned and restricted stock units	(1,937)	(2,134)
Net cash provided by financing activities	285,160	119,649
Net change in cash and cash equivalents	(18,619)	240,045
Cash and cash equivalents at beginning of period	380,895	356,488
Cash and cash equivalents at end of period	$362,276	$596,533

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$155,802	$119,053
Income taxes	21,421	36,173

Supplemental disclosures of noncash activities
Business Combination
Fair value of assets acquired	$-	$3,905,094
Fair value of liabilities assumed	-	3,641,505
Stock issued in connection with FLIC merger	-	270,819

Renewable Energy Tax Credit
Investment in renewable energy tax credit	$50,000	$-
Renewable energy tax credit commitment	50,000	-

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

The Company's reportable segment is determined by the Chief Executive Officer, who is designated the Chief Operating Decision Maker ("CODM"), based upon information about the Company's products and services offered, primarily its banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business (such as branches and the subsidiary bank), which are then aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment of performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic. See Note 15 for disclosures related to the reportable segment.

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

The Company accounts for its defined benefit pension plans in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715-30. This standard requires that the funded status of defined benefit postretirement plans be recognized on the Company’s statement of financial condition and changes in the funded status be reflected in other comprehensive income (loss) ("OCI"). This standard also requires companies to measure the funded status of the plans as of the date of the company's fiscal year-end.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards

In July 2025, the FASB issued Accounting Standards Update 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides an optional practical expedient allowing entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts for expected credit losses. The Company adopted ASU 2025-05 on a prospective basis effective January 1, 2026. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose additional categories of information in their rate reconciliation tables and provide further detail on federal, state, and foreign income taxes paid, among other requirements. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Newly Issued, But Not Yet Effective Accounting Standards

In November 2025, the FASB issued Accounting Standards Update 2025-08, "Financial Instruments – Credit Losses (Topic 326): Purchased Loans" ("ASU 2025-08"). ASU 2025-08 expands the use of the gross-up approach in Accounting Standards Codification Topic 326 to all purchased seasoned loans. ASU 2025-08 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years ( January 1, 2027 for the Company). The Company is currently evaluating the impact of adopting ASU 2025-08 on its consolidated financial position, results of operations, or cash flows.

In September 2025, the FASB issued Accounting Standards Update 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for costs related to internal-use software by removing references to project stages and clarifying the capitalization threshold. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years ( January 1, 2028 for the Company). The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). ASU 2024-03 requires public entities to provide disaggregated footnote disclosures of specified expense categories included in expense line items presented on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027 ( January 1, 2027 for the Company). The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial position, results of operations, or cash flows.

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

The acquisition of FLIC was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the Acquisition Date. During the post-closing measurement period, the Company updated its assessment of the fair value of net assets acquired, resulting in a net increase of $4.6 million to goodwill from the $7.2 million originally reported as June 30, 2025. This adjustment was primarily related to finalizing the assessment of deferred tax assets and Section 382 valuation allowances.

The post-closing measurement period ended on June 1, 2026, and the purchase price allocation is final. As of June 30, 2026, total goodwill recorded from the merger is $11.9 million. This goodwill is not amortizable or deductible for tax purposes and represents the future economic benefits and synergies expected from the combined operations. There were no adjustments to the purchase price allocation during the three and six months ended June 30, 2026.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

	As of	Measurement	As Adjusted
	June 1, 2025	Period Adjustments	June 1, 2025
	(dollars in thousands)

Total purchase price consideration	$270,828		$270,828

Fair Value of Assets Acquired:
Cash and cash equivalents	54,869	-	54,869
Available-for-sale Securities	596,702	-	596,702
Loans receivables, net	2,882,951	-	2,882,951
Restricted stock, at cost	24,276	-	24,276
Premises and equipment, net	45,895	-	45,895
Bank-owned life insurance	118,098	-	118,098
Pension plan assets	11,617	-	11,617
Core deposit intangible	63,206	-	63,206
Other assets	107,480	(4,624)	102,856
Total assets acquired	$3,905,094	$(4,624)	$3,900,470

Fair Value of Liabilities Assumed:
Deposits	3,251,147	-	3,251,147
Borrowings	360,405	-	360,405
Other liabilities	29,953	-	29,953
Total liabilities assumed	$3,641,505	$-	$3,641,505

Net assets acquired	$263,589	$(4,624)	$258,965

Goodwill recorded in acquisition	$7,239	$4,624	$11,863

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

The following table provides details related to the fair value of loans that were acquired on June 1, 2025.

			Gross-up for PCD
	Unpaid Principal	Total Discount at	Allowance for Credit	Fair Value of PCD
(dollars in thousands)	Balance	Acquisition	Losses at Acquisition	Loans at Acquisition
PCD loans	$271,904	$(34,394)	$(43,336)	$194,174
Non-PCD loans	2,860,661	(171,884)	-	2,688,777
Total loans	$3,132,565	$(206,278)	$(43,336)	$2,882,951

Premises and equipment – The estimated fair value of premises was measured based upon appraisals from independent third parties. The estimated fair value of equipment was determined to approximate the carrying amount of these assets.

Deferred Tax Benefit – The Company recorded a net deferred income tax benefit of $46.5 million related to the tax attributes of FLIC, along with the effects of fair value adjustments resulting from applying the purchase method of accounting. This amount reflects a $4.6 million net decrease in the deferred tax assets from the preliminary $51.1 million benefit originally reported as of June 30, 2025. The post-closing measurement period adjustment accounted for the true-up of tax attributes, the application of a 30.9% blended statutory tax rate, and the recognition of a valuation allowance related to Section 382 limitations. The post-closing measurement period ended on June 1, 2026 and the valuation tax attributes and deferred taxes are final. No adjustments were made to these estimates during the three and six months ended June 30, 2026.

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

Acquisition and integration costs totaled $0.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively. Direct merger-related expenses were $0.0 and $0.1 million, and restructuring charges were $0.1 million and $2.1 million for the same periods. All such costs were expensed as incurred and are included in "Merger Expenses and Restructuring Charges" in the Consolidated Statements of Income.

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

	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2025
Net interest income	$101,169	$195,235
Noninterest income	7,237	14,079
Net income	25,127	54,570
Net income available to common stockholders	23,618	51,552
Basic EPS	$0.47	$1.03
Diluted EPS	$0.47	$1.03

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Earnings (loss) per Common Share

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

Earnings (loss) per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except for per share data)	2026	2025	2026	2025
Net income (loss) available to common stockholders	$40,159	$(21,802)	$76,472	$(3,069)
Earnings allocated to participating securities	(83)	53	(159)	8
Income (loss) attributable to common stock	$40,076	$(21,749)	$76,313	$(3,061)

Weighted average common shares outstanding, including participating securities	50,298	42,100	50,275	40,252
Weighted average participating securities	(103)	(102)	(105)	(102)
Weighted average common shares outstanding	50,195	41,998	50,170	40,150
Incremental shares from assumed conversions of options, performance units and restricted shares	210	-	227	-
Weighted average common and equivalent shares outstanding	50,405	41,998	50,397	40,150

Earnings (loss) per common share:
Basic	$0.80	$(0.52)	$1.52	$(0.08)
Diluted	0.80	(0.52)	1.51	(0.08)

For the three and six months ended June 30, 2026, there were no anti-dilutive share equivalents. For the three and six months ended June 30, 2025, incremental shares of 175,000 and 220,000, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive due to the net loss.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

All of the Company’s investment securities were classified as available-for-sale as of June 30, 2026 and December 31, 2025. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) within stockholders’ equity. Fair value is determined using quoted market prices or, in instances of limited market activity, based on various assumptions. See Note 8 of the Notes to Consolidated Financial Statements for further discussion regarding the valuation of the Company’s investment securities.

The following tables present the amortized cost and estimated fair value of the Company’s portfolio of available-for-sale securities as of the dates indicated.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
June 30, 2026
Available-for-sale securities:
Federal agency obligations	$337,440	$1,966	$(10,478)	$328,928	$-
Residential mortgage pass-through securities	640,318	2,888	(46,935)	596,271	-
Commercial mortgage pass-through securities	35,241	-	(3,291)	31,950	-
Obligations of U.S. states and political subdivisions	208,614	4,276	(13,416)	199,474	-
Corporate bonds and notes	20,500	5	(117)	20,388	-
Asset-backed securities	489	1	(3)	487	-
Other securities	1,760	-	-	1,760	-
Total available-for-sale securities	$1,244,362	$9,136	$(74,240)	$1,179,258	$-

December 31, 2025
Available-for-sale securities:
Federal agency obligations	$398,392	$2,467	$(9,669)	$391,190	$-
Residential mortgage pass-through securities	644,811	5,391	(43,058)	607,144	-
Commercial mortgage pass-through securities	30,124	-	(3,155)	26,969	-
Obligations of U.S. states and political subdivisions	221,545	5,385	(14,521)	212,409	-
Corporate bonds and notes	12,500	22	(3)	12,519	-
Asset-backed securities	528	-	(3)	525	-
Other securities	182	-	-	182	-
Total available-for-sale securities	$1,308,082	$13,265	$(70,409)	$1,250,938	$-

The Company did not have any securities classified as held-to-maturity at June 30, 2026 and December 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Investment securities with a carrying value of approximately $682.1 million and $771.2 million at  June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law. As of June 30, 2026 and December 31, 2025, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents the amortized cost and fair value of available-for-sale securities by contractual maturity as of June 30, 2026. Actual maturities can be expected to differ from contractual maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	June 30, 2026
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Available-for-sale securities
Due in one year or less	$5,104	$5,115
Due after one year through five years	28,602	28,951
Due after five years through ten years	86,020	87,113
Due after ten years	447,317	428,098
Residential mortgage pass-through securities	640,318	596,271
Commercial mortgage pass-through securities	35,241	31,950
Other securities	1,760	1,760
Total available-for-sale securities	$1,244,362	$1,179,258

There were no realized gains or losses on available-for-sale securities during the three and six months ended June 30, 2026 and June 30, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The following tables set forth securities with unrealized losses at the dates indicated presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2026
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available-for-sale securities:
Federal agency obligations	$119,218	$(10,478)	$79,714	$(666)	$39,504	$(9,812)
Residential mortgage pass-through securities	395,721	(46,935)	101,293	(1,745)	294,428	(45,190)
Commercial mortgage pass-through securities	31,950	(3,291)	5,354	(108)	26,596	(3,183)
Obligations of U.S. states and political subdivisions	90,041	(13,416)	10,649	(182)	79,392	(13,234)
Corporate bonds and notes	15,884	(117)	15,884	(117)	-	-
Asset-backed securities	259	(3)	-	-	259	(3)
Total available-for-sale securities	$653,073	$(74,240)	$212,894	$(2,818)	$440,179	$(71,422)

	December 31, 2025
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available-for-sale securities:
Federal agency obligations	$135,103	$(9,669)	$101,610	$(246)	$33,493	$(9,423)
Residential mortgage pass-through securities	331,799	(43,058)	5,547	(45)	326,252	(43,013)
Commercial mortgage pass-through securities	26,969	(3,155)	5,421	(96)	21,548	(3,059)
Obligations of U.S. states and political subdivisions	103,918	(14,521)	4,276	(20)	99,642	(14,501)
Corporate bonds and notes	1,997	(3)	1,997	(3)	-	-
Asset-backed securities	525	(3)	242	-	283	(3)
Total available-for-sale securities	$600,311	$(70,409)	$119,093	$(410)	$481,218	$(69,999)

The Company has elected to exclude accrued interest from the amortized cost of its available-for-sale securities. Accrued interest receivable for available-for-sale securities totaled $4.9 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively.

There were no sales of available-for-sale securities during the three and six months ended June 30, 2026. On  June 2, 2025, the Company sold a significant portion of the available-for-sale investments acquired from FLIC with proceeds of $277.5 million, with no gross gains or losses realized upon sale.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an ACL is recognized in OCI, net of applicable taxes. The Company has not recognized an ACL for available-for-sale securities as of June 30, 2026 and December 31, 2025.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Renewable Energy Investments

On June 30, 2026, the Company entered into an agreement to commit up to $50.0 million in capital investments to a renewable energy tax equity fund ("Renewable Energy Investment"). The investment was executed to generate economic return as well as Federal Investment Tax Credits ("ITCs") and other tax benefits.

The Company accounts for this investment using the Proportional Amortization Method ("PAM") under ASC 323-740, Investments – Equity Method and Joint Ventures – Income Taxes. Under PAM, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated to it in future periods. The net amortization expense and recognized tax credits will be reflected as a component of income tax expense in the Consolidated Statements of Income.

As of June 30, 2026, the balance sheet reflects the unfunded status of the commitment prior to capital calls and project completions:

●

Unfunded Capital Commitments: The Company recognized an unfunded capital commitment liability of $50.0 million, included within Other Liabilities on the Consolidated Statement of Condition, representing its maximum legally binding obligation to fund future capital calls under the agreement. Capital contributions will be paid in tranches pursuant to capital calls issued as underlying project construction milestones and placed-in-service criteria are satisfied.

●

Investment Asset: The Company recognized a corresponding equity investment asset of $50.0 million, included within Other Assets on the Consolidated Statement of Condition, reflecting the gross commitment prior to capital deployment.

For the three and six months ended June 30, 2026, no capital calls were paid, and no tax credits, tax benefits, or proportional amortization expenses were recognized in the Consolidated Statements of Income, as the underlying renewable energy assets were not yet placed in service.

In accordance with ASC 740-270, Income Taxes — Interim Reporting, the Company calculates its quarterly income tax provision using an estimated annual effective tax rate ("AETR"). The Company incorporated the anticipated full-year tax credits and net benefits from this commitment into its estimated AETR calculation for fiscal year 2026. This expectation supports maintaining the Company’s estimated current full-year effective tax rate at approximately 28% for 2026.

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

Derivatives Designated as Hedges

Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:

1) Cash flow hedges: changes in fair value are recognized as a component in OCI

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item. As of June 30, 2026, the Bank was not utilizing fair value hedges.

Cash Flow Hedges

The Company has entered into twelve pay fixed-rate interest rate swaps, with a total notional amount of $675 million. These are designated as cash flow hedges of outstanding FHLB advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.72% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The swaps carry expiration dates ranging from August 2026 to November 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in OCI. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The Company previously entered into two forward starting interest rate cap spread transactions, one with a total notional amount of $150 million, which became effective on October 1, 2022 and which matures in October of 2027 and one interest rate cap spread transaction, with a total notional amount of $75 million, which became effective in November 2022 and which matures in November of 2027. These are designated as cash flow hedges of brokered certificates of deposit, and the interest rate cap spread is indexed to a benchmark of fed funds with payment required on a monthly basis. The structure of these instruments is such that the Company entered into a total of $225 million in notional amount of sold interest rate cap agreements, in which we are required to pay the counterparty an incremental amount if the index rate exceeds a set cap rate. Simultaneously, the Company purchased a total of $225 million in notional amount of interest rate cap agreements in which we receive an incremental amount if the index rate is above a set cap rate. No payments are required if the index rate is at, or below, the cap rate on the sold or purchased interest rate cap agreements.

Net interest income recorded on these swap and interest rate cap transactions totaled approximately $2.4 million and $5.1 million and $4.5 million and $8.6 million during the three and six months ended June 30, 2026 and  June 30, 2025, respectively, and is recorded as a reduction of interest expense on FHLB advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Derivatives – (continued)

The following table presents the gross gains (losses) recorded in OCI and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended June 30, 2026
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$4,039	$(2,430)	$-

	Three Months Ended June 30, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$-	$(4,468)	$-

	Six Months Ended June 30, 2026
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$8,644	$(5,064)	$-

	Six Months Ended June 30, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(3,792)	$(8,610)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Derivatives - (continued)

The following table reflects the cash flow hedges included in the consolidated statements of condition as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,125,000	$17,853	$1,150,000	$15,370

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

The following tables reflect the back-to-back swaps that are not designated as hedging instruments as of  June 30, 2026 and December 31, 2025:

	June 30, 2026
		Notional	Fair Value	Fair Value
(dollars in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swaps with borrowers	3	$35,589	$-	$457
Interest rate swaps with offsetting counterparties	3	35,589	457	-

	December 31, 2025
		Notional	Fair Value	Fair Value
(dollars in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swaps with borrowers	3	$35,914	$229	$-
Interest rate swaps with offsetting counterparties	3	35,914	-	229

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Commercial	$1,603,736	$1,565,963
Commercial real estate	8,545,330	8,054,696
Commercial construction	528,103	623,902
Residential real estate	1,192,033	1,210,980
Consumer	3,313	2,017
Gross loans	11,872,515	11,457,558
Net deferred loan fees	(3,481)	(4,278)
Total loans receivable	$11,869,034	$11,453,280

As of  June 30, 2026 and December 31, 2025, loans totaling approximately $8.8 billion and $8.2 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale – The following table sets forth the composition of the Company's loans held-for-sale portfolio as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Residential real estate	$-	$391

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,338	$12,295	13,633
Commercial real estate	122	61,732	61,854
Residential real estate	347	3,830	4,177
Total	$1,807	$77,857	$79,664

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

Purchased Credit-Deteriorated Loans ("PCD") - PCD loans are defined as a loan or group of loans that have experienced more-than-insignificant credit deterioration since origination. The following table presents the recorded investment of those loans as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial	$4,859	$5,398
Commercial real estate	186,718	213,770
Residential real estate	1,870	1,962
Total purchased credit-deteriorated loans	$193,447	$221,130

The loans in the above table are primarily secured by multifamily properties located in the five boroughs of New York City and subject to rent regulation. This specific pool is subject to unique stressors, including the 2019 New York rent laws, which further restricted rent increases while operating in an environment of escalating expenses. In addition, the current city administration has supported a rent freeze on rent stabilized apartments, while proposing other policy initiatives which could have an adverse impact on rent stabilized properties. The New York City Rent Guidelines Board recently approved no increases for one- and two-year lease renewals after October 1.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the six months ended June 30, 2026 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$128,849	$150,720	$187,316	$99,606	$214,868	$314,690	$466,944	$1,562,993
Special mention	-	-	-	2,491	688	250	43	3,472
Substandard	5,893	146	-	502	3,083	13,178	13,044	35,846
Doubtful	-	-	-	-	-	1,425	-	1,425
Total commercial	$134,742	$150,866	$187,316	$102,599	$218,639	$329,543	$480,031	$1,603,736
YTD gross charge-offs	$-	$-	$39	$-	$-	$1,975	$756	$2,770

Commercial real estate
Pass	$713,873	$1,147,920	$365,927	$279,687	$1,467,220	$2,814,983	$1,580,587	$8,370,197
Special mention	-	-	-	-	28,926	33,106	13,205	75,237
Substandard	-	-	3,997	-	7,979	72,581	15,339	99,896
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$713,873	$1,147,920	$369,924	$279,687	$1,504,125	$2,920,670	$1,609,131	$8,545,330
YTD gross charge-offs	$-	$-	$-	$-	$4,615	$21,262	$-	$25,877

Commercial construction
Pass	$43,031	$127,193	$124,219	$19,646	$8,091	$22,892	$183,031	$528,103
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$43,031	$127,193	$124,219	$19,646	$8,091	$22,892	$183,031	$528,103
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$45,322	$27,097	$17,655	$29,945	$197,442	$511,914	$353,823	$1,183,198
Special mention	-	-	-	-	-	-	3,309	3,309
Substandard	-	-	-	547	-	2,759	2,220	5,526
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$45,322	$27,097	$17,655	$30,492	$197,442	$514,673	$359,352	$1,192,033
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$1	$1

Consumer
Pass	$3,123	$8	$7	$-	$-	$82	$93	$3,313
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$3,123	$8	$7	$-	$-	$82	$93	$3,313
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$934,198	$1,452,938	$695,124	$428,884	$1,887,621	$3,664,561	$2,584,478	$11,647,804
Special mention	-	-	-	2,491	29,614	33,356	16,557	82,018
Substandard	5,893	146	3,997	1,049	11,062	88,518	30,603	141,268
Doubtful	-	-	-	-	-	1,425	-	1,425
Grand total	$940,091	$1,453,084	$699,121	$432,424	$1,928,297	$3,787,860	$2,631,638	$11,872,515
YTD gross charge-offs	$-	$-	$39	$-	$4,615	$23,237	$757	$28,648

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: The following tables present the amortized cost basis of collateral dependent loans by loan segment as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$5,876	$8,570	$14,446
Commercial real estate	247,912	-	247,912
Residential real estate	5,597	-	5,597
Total	$259,385	$8,570	$267,955

	December 31, 2025
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,948	$8,783	$15,731
Commercial real estate	242,125	-	242,125
Residential real estate	5,637	-	5,637
Total	$254,710	$8,783	$263,493

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following tables present the aging of the amortized cost in past due loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$192	$376	$423	$13,633	$14,624	$1,589,112	$1,603,736
Commercial real estate	-	2,605	-	61,854	64,459	8,480,871	8,545,330
Commercial construction	-	-	-	-	-	528,103	528,103
Residential real estate	1	491	769	4,177	5,438	1,186,595	1,192,033
Consumer	-	-	-	-	-	3,313	3,313
Total	$193	$3,472	$1,192	$79,664	$84,521	$11,787,994	$11,872,515

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$875	$539	$427	$13,039	$14,880	$1,551,083	$1,565,963
Commercial real estate	13,602	6,098	16,276	28,561	64,537	7,990,159	8,054,696
Commercial construction	-	-	-	-	-	623,902	623,902
Residential real estate	7,405	1,372	769	4,315	13,861	1,197,119	1,210,980
Consumer	-	-	-	-	-	2,017	2,017
Total	$21,882	$8,009	$17,472	$45,915	$93,278	$11,364,280	$11,457,558

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

	June 30, 2026
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$314	$-	$-	$-	$-	$314
Collectively evaluated	14,805	74,909	4,169	11,903	20	105,806
Acquired with deteriorated credit quality	(1,217)	35,309	-	(63)	-	34,029
Total	$13,902	$110,218	$4,169	$11,840	$20	$140,149

Gross loans
Individually analyzed	$12,609	$61,194	$-	$3,728	$-	$77,531
Collectively evaluated	1,586,268	8,297,418	528,103	1,186,435	3,313	11,601,537
Acquired with deteriorated credit quality	4,859	186,718	-	1,870	-	193,447
Total	$1,603,736	$8,545,330	$528,103	$1,192,033	$3,313	$11,872,515

	December 31, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$314	$125	$-	$-	$-	$439
Collectively evaluated	15,392	79,046	5,303	12,084	18	111,843
Acquired with deteriorated credit quality	(348)	42,256	-	115	-	42,023
Total	$15,358	$121,427	$5,303	$12,199	$18	$154,305

Gross loans
Individually analyzed	$12,184	$28,354	$-	$3,675	$-	$44,213
Collectively evaluated	1,548,381	7,812,572	623,902	1,205,343	2,017	11,192,215
Acquired with deteriorated credit quality	5,398	213,770	-	1,962	-	221,130
Total	$1,565,963	$8,054,696	$623,902	$1,210,980	$2,017	$11,457,558

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2026 and June 30, 2025 are summarized in the tables below.

	Three Months Ended June 30, 2026
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of March 31, 2026	$16,189	$119,800	$4,680	$12,368	$19	$153,056
Charge-offs:
Non-PCD Loans	(2,295)	(14,726)	-	(1)	-	(17,022)
PCD Loans	-	(4,503)	-	-	-	(4,503)
Recoveries	505	13	-	13	-	531
Provision for (reversal of) credit losses – loans:
Operating (reversal of) provision for credit losses	(2,308)	10,181	(511)	(362)	1	7,001
Provision for (reversal of) PCD allowance	1,811	(547)	-	(178)	-	1,086
Balance as of June 30, 2026	$13,902	$110,218	$4,169	$11,840	$20	$140,149

	Three Months Ended June 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of March 31, 2025	$18,031	$54,586	$5,030	$4,752	$4	$82,403
Charge-offs	(3,011)	(2,027)	-	-	(1)	(5,039)
Recoveries	23	90	-	5	-	118
Provision for (reversal of) credit losses – loans:						-
Initial provision related to acquisition	985	16,017	78	10,217	10	27,307
Operating provision for (reversal of) credit losses	3,968	4,281	314	(514)	16	8,065
Nonaccretable credit marks on PCD loans	965	42,256	-	115	-	43,336
Balance as of June 30, 2025	$20,961	$115,203	$5,422	$14,575	$29	$156,190

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

	Six Months Ended June 30, 2026
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2025	$15,358	$121,427	$5,303	$12,199	$18	$154,305
Charge-offs:
Non-PCD Loans	(2,770)	(17,009)	-	(1)	-	(19,780)
PCD Loans	-	(8,868)	-	-	-	(8,868)
Recoveries	935	35	-	28	-	998
Provision for (reversal of) credit losses – loans:
Operating (reversal of) provision for credit losses	(1,549)	15,508	(1,134)	(207)	2	12,620
Provision for (reversal of) PCD allowance	1,928	(875)	-	(179)	-	874
Balance as of June 30, 2026	$13,902	$110,218	$4,169	$11,840	$20	$140,149

	Six Months Ended June 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2024	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Charge-offs	(3,011)	(5,582)	-	-	(1)	(8,594)
Recoveries	178	90	-	5	-	273
Provision for (reversal of) credit losses – loans:
Initial provision related to acquisition - loans	985	16,017	78	10,217	10	27,307
Operating provision for (reversal of) credit losses	3,566	7,645	280	(323)	15	11,183
Nonaccretable credit marks on PCD loans	965	42,256	-	115	-	43,336
Balance as of June 30, 2025	$20,961	$115,203	$5,422	$14,575	$29	$156,190

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026. The modification percentage represents the total loans modified during the three and six months ended as a percentage of the total gross loan balances as of  June 30, 2026.

	Three Months Ended
	Amortized Cost Basis
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	Gross Loans at June 30, 2026	Modification % (Modified Loans/Gross Loans)
	(dollars in thousands)

June 30, 2026
Commercial	$1,500	$1,425	$-	$2,925	$1,603,736	0.18%
Commercial real estate	28,926	-	-	28,926	8,545,330	0.34
Commercial construction	-	-	-	-	528,103	-
Residential real estate	-	-	-	-	1,192,033	-
Consumer	-	-	-	-	3,313	-
Total	$30,426	$1,425	$-	$31,851	$11,872,515	0.27%

	Six Months Ended
	Amortized Cost Basis
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	Gross Loans at June 30, 2026	Modification % (Modified Loans/Gross Loans)
	(dollars in thousands)
June 30, 2026
Commercial	$9,811	$1,425	$596	$11,832	$1,603,736	0.74%
Commercial real estate	28,926	-	-	28,926	8,545,330	0.34
Commercial construction	-	-	-	-	528,103	-
Residential real estate	-	-	-	-	1,192,033	-
Consumer	-	-	-	-	3,313	-
Total	$38,737	$1,425	$596	$40,758	$11,872,515	0.34%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended  June 30, 2026.

	Three Months Ended
	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction

June 30, 2026
Commercial	6	8	0.0%
Commercial real estate	5	-	-
Total	11	8	0.0%

	Six Months Ended
	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction
June 30, 2026
Commercial	54	8	2.0%
Commercial real estate	5	-	-
Total	59	8	2.0%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months through  June 30, 2026.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
June 30, 2026
(dollars in thousands)
Commercial	$17,945	$-	$-
Commercial real estate	28,926	-	2,371
Total	$46,871	$-	$2,371

The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025. The modification percentage represents the total loans modified during the three and six months ended as a percentage of the total gross loan balances as of  June 30, 2025.

	Three Months Ended
	Amortized Cost Basis
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	Gross Loans at June 30, 2026	Modification % (Modified Loans/Gross Loans)
	(dollars in thousands)

June 30, 2025
Commercial	$6,491	$19,461	$-	$25,952	$1,607,528	1.61%
Commercial real estate	-	-	-	-	7,624,033	-
Commercial construction	8,419	-	-	8,419	681,222	1.24
Residential real estate	-	-	-	-	1,254,646	-
Consumer	-	-	-	-	1,709	-
Total	$14,910	$19,461	$-	$34,371	$11,169,138	0.31%

	Six Months Ended
	Amortized Cost Basis
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	Gross Loans at June 30, 2026	Modification % (Modified Loans/Gross Loans)
	(dollars in thousands)
June 30, 2025
Commercial	$6,491	$19,461	$-	$25,952	$1,607,528	1.61%
Commercial real estate	-	-	-	-	7,624,033	-
Commercial construction	8,419	-	-	8,419	681,222	1.24
Residential real estate	-	-	-	-	1,254,646	-
Consumer	-	-	-	-	1,709	-
Total	$14,910	$19,461	$-	$34,371	$11,169,138	0.31%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended  June 30, 2025.

	Three Months Ended
	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction

June 30, 2025
Commercial	3	3	0.0%
Commercial construction	6	-	-
Total	9	3	0.0%

	Six Months Ended
	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction
June 30, 2025
Commercial	3	3	0.0%
Commercial construction	6	-	-
Total	9	3	0.0%

During the three and six months ended June 30, 2026 and June 30, 2025, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2026 and June 30, 2025, which were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the ACL or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the ACL is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments which was recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s income statement. The following tables present a roll forward of the ACL for unfunded commitments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$2,901	$3,009
Provision for credit losses – unfunded commitments	213	328
Balance at end of period	$3,114	$3,337

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$3,108	$2,627
Provision for credit losses – unfunded commitments	6	710
Balance at end of period	$3,114	$3,337

Components of Provision for Credit Losses

The following tables summarize the provision for (reversal of) credit losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2026	2025
	(dollars in thousands)
Operating provision for credit losses	$7,001	$8,065
Initial provision related to acquisition – loans	-	27,307
Provision for credit losses on PCD loans	1,086	-
Provision for credit losses - unfunded commitments	213	328
Provision for credit losses	$8,300	$35,700

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
	(dollars in thousands)
Operating provision for credit losses	$12,620	$11,183
Initial provision related to acquisition - loans	-	27,307
Provision for credit losses on PCD loans	874	-
Provision for credit losses - unfunded commitments	6	710
Provision for credit losses	$13,500	$39,200

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2026 and December 31, 2025 are as follows:

		June 30, 2026
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Available-for-sale securities:
Federal agency obligations	$328,928	$-	$328,928	$-
Residential mortgage pass-through securities	596,271	-	596,271	-
Commercial mortgage pass-through securities	31,950	-	31,950	-
Obligations of U.S. states and political subdivisions	199,474	-	199,474	-
Corporate bonds and notes	20,388	-	20,388	-
Asset-backed securities	487	-	487	-
Other securities	1,760	1,760	-	-
Total available-for-sale securities	1,179,258	1,760	1,177,498	-

Equity securities	19,793	9,966	9,827	-
Derivatives	18,624	-	18,624	-
Total assets	$1,217,675	$11,726	$1,205,949	$-

Liabilities
Derivatives - interest rate contracts	771	-	771	-
Total liabilities	$771	$-	$771	$-

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

There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2026 and for the year ended December 31, 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

Loans Held-for-Sale: Residential mortgage and SBA loans, originated and intended for sale in the secondary market, are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For these loans originated and intended for sale, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. Management obtains quotes or bids on all or parts of these loans directly from the purchasing financial institutions (Level 2). As of June 30, 2026, the Company held no loans held-for-sale. As of  December 31, 2025, loans held-for-sale totaled $0.4 million, consisting entirely of residential mortgage loans.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of June 30, 2026 and December 31, 2025 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial real estate	$41,655	$-	$-	$41,655

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$693	$-	$-	$693

Collateral dependent loans – Collateral dependent loans as of June 30, 2026 that required a nonrecurring fair value measurement were $41.7 million with no related specific allowance for credit losses compared to $0.8 million with a specific allowance for credit losses of $0.1 million as of December 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and for the year ended December 31, 2025:

(dollars in thousands)	Obligations of U.S. states and political subdivisions
Beginning balance, January 1, 2026	$6,512
Principal paydowns	(7,364)
Change in unrealized loss	852
Ending balance, June 30, 2026	$-

(dollars in thousands)	Obligations of U.S. states and political subdivisions
Beginning balance, January 1, 2025	$6,526
Principal paydowns	(314)
Changes in unrealized gain	300
Ending balance, December 31, 2025	$6,512

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured on a recurring basis. The Company held no Level 3 recurring assets at June 30, 2026. Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2025, is detailed below:

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

June 30, 2026
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial real estate loans	$11,721	Appraisals of collateral value	Adjustment for comparable sales	-1% to +15% (+3.0%)
Commercial real estate loans	29,934	Income capitalization approach	Capitalization rate	8%
Total commercial real estate loans	41,655		Vacancy & collection loss rate	3%

December 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$693	Appraisals of collateral value	Adjustment for comparable sales	-5% to +15% (+8.1%)

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of June 30, 2026, the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2026 and December 31, 2025:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

June 30, 2026
Financial assets:
Cash and due from banks	$362,276	$362,276	$362,276	$-	$-
Available-for-sale securities:	1,179,258	1,179,258	1,760	1,177,498	-
Restricted investments in bank stocks	46,596	n/a	n/a	n/a	n/a
Equity securities	19,793	19,793	9,966	9,827	-
Net loans	11,728,885	11,532,302	-	-	11,532,302
Derivatives - interest rate contracts	18,624	18,624	-	18,624	-
Accrued interest receivable	61,561	61,561	-	4,909	56,652

Financial liabilities:
Noninterest-bearing deposits	2,512,964	2,512,964	2,512,964	-	-
Interest-bearing deposits	9,227,399	9,217,191	6,299,469	2,917,722	-
Borrowings	715,416	715,305	-	715,305	-
Subordinated debentures	202,236	202,516	-	202,516	-
Derivatives - interest rate contracts	771	771	-	771	-
Accrued interest payable	11,127	11,127	-	11,127	-

December 31, 2025
Financial assets:
Cash and due from banks	$380,895	$380,895	$380,895	$-	$-
Available-for-sale securities:	1,250,938	1,250,938	182	1,244,244	6,512
Restricted investment in bank stocks	54,722	n/a	n/a	n/a	n/a
Equity securities	19,287	19,287	10,073	9,214	-
Net loans	11,298,975	11,232,658	-	-	11,232,658
Derivatives - interest rate contracts	16,074	16,074	-	16,074	-
Accrued interest receivable	60,761	60,761	-	5,172	55,589

Financial liabilities:
Noninterest-bearing deposits	2,420,397	2,420,397	2,420,397	-	-
Interest-bearing deposits	8,820,218	8,816,234	6,023,341	2,792,893	-
Borrowings	903,489	902,908	-	902,908	-
Subordinated debentures	201,864	204,454	-	204,454	-
Derivative - interest rate contracts	704	704	-	704
Accrued interest payable	12,740	12,740	-	12,740	-

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

The following table represents the reclassification out of accumulated other comprehensive income (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income on cash flow hedges	$2,430	$4,468	$5,064	$8,610	Borrowings and deposits expense
	(748)	(1,256)	(1,563)	(2,420)	Income tax expense
Total reclassification	$1,682	$3,212	$3,501	$6,190

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Comprehensive Income – (continued)

Accumulated other comprehensive income (loss) as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Available-for-sale securities, net of tax	$(46,079)	$(40,652)
Cash flow hedge, net of tax	10,379	7,904
Defined benefit pension and post-retirement plans, net of tax	852	852
Total	$(34,848)	$(31,896)

Note 10. Stock-based Compensation

On May 19, 2026, the Company’s stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”). Upon stockholder approval, the 2026 Plan replaced all prior equity incentive plans, and no further awards will be granted under any previous plans. The 2026 Plan initially authorized 1,500,000 shares of common stock for issuance, which may be granted in the form of stock options (qualified or non-qualified), restricted stock, restricted stock units, or performance units. The Company intends to issue all shares under the 2026 Plan from newly issued shares of common stock. As of June 30, 2026, the 2026 Plan was the Company’s only active equity plan, with 1,467,136 shares remaining available for future grant.

As of June 30, 2026 and December 31, 2025, the Company had no outstanding stock options. Restricted stock and deferred stock units generally vest over a three-year period, with one-third vesting annually beginning one year after the grant date. These awards also provide for accelerated vesting upon a change in control. Grants to new employees and board members may feature shorter vesting schedules. Performance units typically feature a three-year cliff vesting or accelerate upon a change of control. The Company accounts for forfeitures as they occur by reversing previously recognized compensation expense. Restricted stock grants carry the same dividend and voting rights as common stock, while options, performance units, and deferred stock units do not.

All awards are issued at the fair value of the underlying shares on the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably, over the vesting or measurement period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the six months ended June 30, 2026 and June 30, 2025 was $2.9 million and $2.5 million, respectively.

Activity in the Company’s restricted stock for the six months ended June 30, 2026 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	110,349	$20.25
Granted	81,291	27.64
Vested	(70,873)	21.71
Forfeited/cancelled/expired	(7,326)	21.63
Nonvested as of June 30, 2026	113,441	$24.55

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Stock-Based Compensation – (continued)

As of June 30, 2026, there was approximately $2.1 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.3 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2025	216,151		$20.87
Awarded	85,482		26.27
Change in estimate	6,513		17.93
Vested shares	(45,746)		17.93
Forfeited/cancelled/expired	(12,954)		21.30
Unearned as of June 30, 2026	249,446	382,501	$23.16

As of June 30, 2026, the specific number of shares related to performance units that were expected to vest was 249,446, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of June 30, 2026, the maximum number of performance units that ultimately could vest if performance targets were exceeded is 382,501. During the six months ended June 30, 2026, 45,746 shares vested. A total of 24,582 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the six months ended June 30, 2026 were 21,164 shares. As of June 30, 2026, compensation cost of approximately $3.2 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted average period of 2.3 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2025	170,482	$21.50
Awarded	111,561	26.15
Vested shares	(92,170)	20.07
Forfeited/cancelled/expired	(3,218)	22.21
Unearned as of June 30, 2026	186,655	$24.98

Forfeitures are recognized as they occur as a reversal of previously recognized compensation expense. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the six months ended June 30, 2026, 92,170 shares vested. A total of 49,321 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the six months ended June 30, 2026 were 42,849 shares. As of June 30, 2026, compensation cost of approximately $2.9 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted average period of 1.7 years.

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

	Three Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2026	2025
Legacy CNOB Plan	(dollars in thousands)
Interest cost	$90	$105	Deposit, loan and other income/Salaries and employee benefits
Expected return on plan assets	(238)	(230)	Deposit, loan and other income/Salaries and employee benefits
Total periodic pension income	$(148)	$(125)

	Three Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2026	2025
Legacy FLIC Plan	(dollars in thousands)
Interest cost	$626	$-	Deposit, loan and other income
Expected return on plan assets	(892)	-	Deposit, loan and other income
Total periodic pension income	$(266)	$-

	Six Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2026	2025
Legacy CNOB Plan	(dollars in thousands)
Interest cost	$180	$211	Deposit, loan and other income/Salaries and employee benefits
Expected return on plan assets	(476)	(460)	Deposit, loan and other income/Salaries and employee benefits
Total periodic pension income	$(296)	$(249)

	Six Months Ended		Affected Line Item in the Consolidated
	June 30,		Statements of Income
	2026	2025
Legacy FLIC Plan	(dollars in thousands)
Interest cost	$1,252	$-	Deposit, loan and other income
Expected return on plan assets	(1,783)	-	Deposit, loan and other income
Total periodic pension income	$(531)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Components of Net Periodic Pension Cost - (continued)

Contributions

 The Company did not contribute to the pension plans during the six months ended June 30, 2026. The Company does not plan on contributing amounts to either Pension Trust for the remainder of 2026. Each trust is established to provide retirement and other benefits for eligible employees and their beneficiaries under each plan. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. Deposits

              Time Deposits

As of June 30, 2026 and December 31, 2025, the Company's total time deposits were $2.9 billion and $2.8 billion, respectively. Included in time deposits were nonreciprocal brokered certificates of approximately $0.8 billion and $0.7 billion as of  June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the contractual maturities of these time deposits were as follows (dollars in thousands):

2026	$2,101,061
2027	764,164
2028	49,703
2029	9,662
2030	2,527
thereafter	1,398
Time deposits (before net discount)	2,928,515
Fair value discount	(585)
Time deposits (after net discount)	$2,927,930

The amount of time deposits with balances greater than or equal to $250,000 was $1.1 billion and $1.0 billion as of  June 30, 2026 and December 31, 2025, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 13. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	June 30, 2026		December 31, 2025
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$715,000	3.84%	$878,050	3.96%
1 year through less than 2 years	209	2.85	226	2.85
2 years through less than 3 years	-	-	25,000	4.18
3 years through less than 4 years	-	-	-	-
4 years through 5 years	-	-	-	-
After 5 years	209	2.96	227	2.96
FHLB borrowings – gross	715,418	3.84%	903,503	3.97%
Fair value discount	(2)		(14)
Total FHLB borrowings	$715,416		$903,489

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. The advances as of June 30, 2026 were primarily collateralized by approximately $3.9 billion of commercial mortgage loans and securities, net of required over collateralization amounts, under a blanket lien arrangement. As of June 30, 2026, the Company had a remaining borrowing capacity of approximately $2.0 billion at FHLB.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 14. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of June 30, 2026 was 6.78%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of June 30, 2026 and December 31, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 15. Segment Reporting

Accounting policies for segments are the same as those described in Note 1a. Segment performance is evaluated using Consolidated Bank net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Consolidated Bank		Consolidated Bank
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)

Interest income	$192,907	$146,030	$377,304	$270,819
Noninterest income	7,914	4,865	14,575	8,614
Total segment income	$200,821	$150,895	$391,879	$279,433

Less:
Interest expense	74,985	63,786	146,193	121,521
Segment net interest income and noninterest income	125,836	87,109	245,686	157,912
Less:
Provision for credit losses	8,300	35,700	13,500	39,200
Salaries and employee benefits	31,537	25,233	64,305	47,811
Other segment items*	23,795	48,042	48,946	64,374
Income tax expense (benefit)	16,183	(4,988)	30,891	2,172
Segment consolidated net income (loss)	$46,021	$(16,878)	$88,044	$4,355

Other segment disclosures
Interest income	$192,907	$146,030	$377,304	$270,819
Interest expense	74,985	63,786	146,193	121,521
Depreciation	1,781	1,325	3,587	2,423
Amortization of core deposit intangibles	2,845	1,251	5,690	1,530
Other significant noncash items:
Provision for credit losses	8,300	35,700	13,500	39,200
Segment assets	14,402,382	13,906,221	14,402,382	13,906,221
Total expenses for segment assets	154,800	167,773	303,835	275,078

Reconciliation of assets
Total assets for segment	$14,402,382	$13,906,221	$14,402,382	$13,906,221
Other assets	9,482	9,517	9,482	9,517
Total consolidated assets	$14,411,864	$13,915,738	$14,411,864	$13,915,738

*Occupancy and equipment, Federal Deposit Insurance Corporation ("FDIC") insurance premium, professional and consulting fees, marketing and advertising, information technology and communications, merger expenses and restructuring charges, and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2026 and December 31, 2025. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by, or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected or may be adversely effected by policy uncertainties, including regarding the impact of tariffs; (5) political developments, sovereign debt problems, wars or other hostilities such as the ongoing conflict between Ukraine and Russia and the United States and Iran, and instability in the Middle East, may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged or the business of our clients, such as changes affecting the owners of rent stabilized multi-family buildings in New York City; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, and (11) the impact of health emergencies or natural disasters on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Operating Results Overview

Net income (loss) available to common stockholders for the three months ended June 30, 2026 was $40.2 million, as compared to ($21.8) million for the prior-year period. The Company’s diluted earnings (loss) per share was $0.80 for the three months ended June 30, 2026 compared with ($0.52) for the prior-year period. The $62.0 million increase in net income available to common stockholders and the $1.32 increase in diluted earnings per share were due to a $34.8 million increase in net interest income, a $27.4 million decrease in provision for credit losses, a $2.7 million increase in noninterest income and a $18.2 million decrease in noninterest expenses, which was partially offset by a $21.2 million increase in income tax expense. The reduction in provision for credit losses primarily reflects the initial $27.4 million provision recognized in the prior-year period upon closing the acquisition of The First of Long Island Corporation ("FLIC"). Similarly, the $18.2 million decrease in noninterest expenses was driven by $30.7 million in merger and restructuring charges recognized in the prior-year period, partially offset by the inclusion of ongoing FLIC operating expenses in the current period. Overall, year-over-year variances across all income statement line items were heavily impacted by the merger with FLIC.

Net income (loss) available to common stockholders for the six months ended June 30, 2026 was $76.5 million, as compared to ($3.1) million for the prior-year period. The Company’s diluted earnings (loss) per share were $1.51 for the six months ended June 30, 2026 compared with ($0.08) for the prior-year period. The $79.5 million increase in net income available to common stockholders and the $1.59 increase in diluted earnings per share were due to a $77.8 million increase in net interest income, a $25.7 million decrease in provision for credit losses and a $5.1 million increase in noninterest income, which was partially offset by a $28.7 million increase in income tax expense and a $0.3 million increase in noninterest expenses. The reduction in provision for credit losses primarily reflects the initial $27.4 million provision recognized in the prior-year period upon closing the acquisition of FLIC. Noninterest expenses were essentially flat year-over-year, as the prior-year period included $32.1 million in merger and restructuring charges associated with the transaction; excluding these prior-year charges, core noninterest expenses increased due to operating the larger combined franchise for the full six-month period in 2026. Overall, performance variances across both periods reflect the significant expansion of the franchise following the FLIC merger.

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

Fully taxable equivalent net interest income for the second quarter of 2026 increased $35.0 million, or 43.9%, from the prior-year period, due to a 36 basis-point widening of the net interest margin to 3.42% from 3.06%, and a 28.5% increase in average interest earning assets. The margin also benefited from a 16 basis-point increase in the yield on interest-earning assets and a 32 basis-point decrease in the average costs of deposits, including noninterest-bearing deposits. The year-over-year expansion in both net interest margin and average earning assets was primarily driven by the inclusion of a full quarter of FLIC's operating results in the second quarter of 2026, compared to only one month of activity in the prior-year period following the mid-quarter closing of the merger.

Fully taxable equivalent net interest income for the six months ended June 30, 2026 increased $78.4 million, or 53.6%, from prior-year period, due to a 41 basis-point widening of the net interest margin to 3.41% from 3.00%, and a 35.1% increase in average interest-earning assets. The margin also benefited from a 17 basis-point increase in the yield on interest-earning assets and a 40 basis-point decrease in the average costs of deposits, including noninterest-bearing deposits. Similarly, performance for the six-month period reflects six full months of the combined balance sheet in 2026 compared to just one month of FLIC activity in the prior-year period, significantly benefiting both average earning asset volumes and net interest margin.

The following tables present for the three and six months ended June 30, 2026 and 2025, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2026			2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$1,275,125	$13,397	4.21%	$935,996	$9,234	3.96%
Total loans (2) (3) (4)	11,815,868	176,944	6.01	9,121,794	132,865	5.84
Federal funds sold and interest-bearing deposits with banks	309,872	2,821	3.65	367,309	4,070	4.44
Restricted investment in bank stocks	50,939	947	7.54	43,490	788	7.27
Total interest-earning assets	13,451,804	194,109	5.79	10,468,589	146,957	5.63
Noninterest-earning assets:
Allowance for credit losses	(155,399)			(98,030)
Other noninterest-earning assets	957,875			737,871
Total assets	$14,254,280			$11,108,430

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,992,440	27,776	3.72	$2,662,411	26,636	4.01
Other interest-bearing deposits	6,122,264	41,795	2.74	4,463,648	33,603	3.02
Total interest-bearing deposits	9,114,704	69,571	3.06	7,126,059	60,239	3.39

Borrowings	812,384	5,402	2.67	723,303	3,530	1.96
Subordinated debentures, net	202,114	4,283	8.50	170,802	3,361	7.89
Finance lease	845	12	5.66	1,139	17	5.99
Total interest-bearing liabilities	10,130,047	79,268	3.14	8,021,303	67,147	3.36

Noninterest-bearing demand deposits	2,424,773			1,680,653
Other liabilities	86,932			62,220
Total noninterest-bearing liabilities	2,511,705			1,742,873
Stockholders’ equity	1,612,528			1,344,254
Total liabilities and stockholders’ equity	$14,254,280			$11,108,430
Net interest income (tax-equivalent basis)		114,841			79,810
Net interest spread (5)			2.65%			2.27%
Net interest margin (6)			3.42%			3.06%
Tax-equivalent adjustment		(1,202)			(927)
Net interest income		$113,639			$78,883

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Six Months Ended June 30,
	2026			2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$1,291,066	$26,699	4.17%	$841,460	$15,609	3.74%
Total loans (2) (3) (4)	11,677,587	345,889	5.97	8,667,925	248,748	5.79
Federal funds sold and interest-bearing with banks	287,178	5,208	3.66	298,781	6,535	4.41
Restricted investment in bank stocks	51,272	1,882	7.40	41,921	1,677	8.07
Total interest-earning assets	13,307,103	379,678	5.75	9,850,087	272,569	5.58
Noninterest-earning assets:
Allowance for credit losses	(154,943)			(91,067)
Other noninterest-earning assets	975,474			673,254
Total assets	$14,127,634			$10,432,274

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,947,135	54,490	3.73	$2,572,201	51,790	4.06
Other interest-bearing deposits	6,059,723	80,763	2.69	4,177,479	62,441	3.01
Total interest-bearing deposits	9,006,858	135,253	3.03	6,749,680	114,231	3.41

Borrowings	822,909	10,915	2.67	704,949	7,256	2.08
Subordinated debentures	202,021	8,668	8.65	125,646	4,659	7.48
Finance lease	883	25	5.71	1,175	34	5.84
Total interest-bearing liabilities	10,032,671	154,861	3.11	7,581,450	126,180	3.36

Demand deposits	2,404,938			1,494,223
Other liabilities	86,362			57,039
Total noninterest-bearing liabilities	2,491,300			1,551,262
Stockholders’ equity	1,603,663			1,299,562
Total liabilities and stockholders’ equity	$14,127,634			$10,432,274
Net interest income (tax-equivalent basis)		224,817			146,389
Net interest spread (5)			2.64%			2.22%
Net interest margin (6)			3.41%			3.00%
Tax-equivalent adjustment		(2,374)			(1,750)
Net interest income		$222,443			$144,639

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $7.9 million for the three months ended June 30, 2026, compared with $5.2 million for the prior-year-period. The increase was primarily due to a $1.4 million increase in net gains on sale of loans held-for-sale, primarily SBA loans, a $0.9 million increase in BOLI income and a $0.8 million increase in deposit, loan and other income, which was partially offset by a $0.4 million decrease in net gains on equity securities. The increase across these fee-based lines and BOLI income was primarily driven by the inclusion of a full quarter of FLIC operations in 2026, compared to only one month of activity in the prior-year period.

Noninterest income totaled $14.7 million for the six months ended June 30, 2026, compared with $9.6 million for prior-year-period. The increase was primarily due to a $2.3 million increase in BOLI income, a $2.0 million increase in deposit, loan and other income and a $1.5 million increase in net gains on sale of loans held-for-sale, primarily SBA loans, which was partially offset by a $0.7 million decrease in net gains on equity securities. Similarly, growth across these noninterest income categories was primarily attributable to operating the expanded franchise for the full six-month period in 2026 compared to just one month of FLIC activity in the prior-year period.

Noninterest Expenses

Noninterest expenses totaled $55.4 million for the three months ended June 30, 2026, compared with $73.6 million for the prior-year period. Noninterest expenses for the second quarter of 2026 included $0.1 million in merger and restructuring charges, compared to $30.7 million in the prior-year period. Excluding merger-related charges, adjusted noninterest expenses were $55.3 million for the second quarter of 2026, up $12.4 million from $42.9 million in the prior-year period. The increase was primarily driven by a full quarter of combined FLIC operations compared to just one month in the 2025 period. Key drivers of the increase included a $6.3 million increase in salaries and employee benefits, a $2.0 million increase in occupancy and equipment expenses, a $1.6 million increase in amortization of core deposit intangibles, a $1.3 million increase in other expenses, a $0.6 million increase in information technology and communication expenses, and a $0.5 million increase in professional and consulting fees.

Noninterest expenses totaled $113.3 million for the six months ended June 30, 2026, compared with $113.0 million for the prior-year period. Noninterest expenses for the six months ended June 30, 2026 included $2.2 million in merger and restructuring charges, compared to $32.4 million in merger and restructuring charges in the prior-year period. Excluding merger-related charges, adjusted noninterest expenses were $111.1 million for the first six months of 2026, up $30.5 million from $80.6 million in the prior-year period. This increase was primarily driven by six full months of combined FLIC operations in 2026, compared to just one month in the 2025 period. Key drivers of the increase included a $16.5 million increase in salaries and employee benefits, a $4.7 million increase in occupancy and equipment expenses, a $4.2 million increase in amortization of core deposit intangibles, a $2.1 million increase in other expenses, a $1.3 million increase in professional and consulting fees, a $1.2 million increase in information technology and communication expenses, and a $0.7 million increase in marketing and advertising expenses, partially offset by a $0.1 million decrease in FDIC insurance expense.

Income Taxes

Income tax expense was $16.2 million for the second quarter of 2026, resulting in an effective tax rate of 28.0% compared to income tax benefit of ($5.0) million for the prior-year period. The increase in income tax expense was primarily driven by the return to pre-tax profitability in 2026, compared to a pre-tax loss in the prior-year period that was largely due to initial credit loss provisions and merger-related charges associated with the FLIC acquisition. Additionally, the effective tax rate was impacted by higher state and local tax apportionment factors resulting from our expanded presence in New York following the merger.

Income tax expense was $30.9 million for the six months ended June 30, 2026, resulting in an effective tax rate of 28.0%, compared to income tax expense of $2.2 million for the prior-year period. Income tax expense increased primarily due to a return to pre-tax profitability in 2026. By comparison, the prior-year period reflected a pre-tax loss driven by initial credit loss provisions and FLIC merger-related charges. The effective tax rate also reflects higher state and local tax apportionment factors resulting from our expanded presence in New York following the FLIC merger.

On June 30, 2026, the Company executed an agreement committing up to $50.0 million to a renewable energy tax equity fund. The investment was structured to generate economic returns as well as Federal Investment Tax Credits ("ITCs") and other favorable tax attributes, which are accounted for under the Proportional Amortization Method ("PAM") pursuant to ASC 323-740. While no capital calls were funded and no direct tax credits or proportional amortization expenses were recognized in the consolidated income statement during the second quarter of 2026, the anticipated full-year tax benefits of the transaction were incorporated into our estimated annual effective tax rate calculation for fiscal 2026. This expectation supports maintaining our estimated full-year effective tax rate at approximately 28%. We expect the underlying renewable energy projects to achieve placed-in-service status in tranches during the second half of 2026, at which point the corresponding capital calls, direct tax credits, and proportional asset amortization will be recognized in our consolidated financial statements.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	June 30, 2026		December 31, 2025		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,603,736	13.5%	$1,565,963	13.7%	$37,773
Commercial real estate	8,545,330	72.0	8,054,696	70.3	490,634
Commercial construction	528,103	4.5	623,902	5.4	(95,799)
Residential real estate	1,192,033	10.0	1,210,980	10.6	(18,947)
Consumer	3,313	0.0	2,017	0.0	1,296
Gross loans	$11,872,515	100.0%	$11,457,558	100.0%	$414,957

As of June 30, 2026, gross loans totaled $11.9 billion, an increase of $0.4 billion or 3.6% compared to December 31, 2025. The increase in gross loans as of June 30, 2026, compared to December 31, 2025, was primarily driven by organic growth in the commercial real estate portfolio, reflecting continued lending activity within our expanded market footprint.

While the previous table reflects the classification of our loans by loan portfolio segment, the following table presents further disaggregation of our commercial real estate portfolio along with applicable weighted average loan-to-value ratios, typically determined at loan origination.

	June 30, 2026		December 31, 2025
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$3,716,160	57%	$3,477,302	58%
Nonowner-occupied	2,933,552	52	2,761,920	52
Owner-occupied	1,659,660	49	1,572,158	51
Land loans	327,801	38	349,125	42
Total commercial real estate loans (before fair value adjustment)	$8,637,173	53%	$8,160,505	54%
Fair value adjustment discount	(91,843)		(105,809)
Total commercial real estate loans	$8,545,330		$8,054,696

The table above is further broken down in the following tables by geography:

	June 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,817,149	48.9%	$1,643,765	47.3%
New York	1,484,695	40.0	1,497,916	43.1
Florida	51,303	1.4	44,403	1.3
Connecticut	42,249	1.1	39,628	1.1
All Other States	320,764	8.6	251,590	7.2
Total multifamily loans (before fair value adjustment)	$3,716,160	100.0%	$3,477,302	100.0%

	June 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$603,398	36.4%	$559,404	35.6%
New York	617,675	37.2	607,679	38.6
Florida	116,475	7.0	94,682	6.0
Connecticut	58,105	3.5	59,008	3.8
All Other States	264,007	15.9	251,385	16.0
Total owner-occupied (before fair value adjustment)	$1,659,660	100.0%	$1,572,158	100.0%

	June 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$824,517	28.1%	$780,321	28.2%
New York	1,697,134	57.9	1,625,546	58.9
Florida	274,941	9.4	178,830	6.5
Connecticut	32,935	1.1	37,234	1.3
All Other States	104,025	3.5	139,989	5.1
Total nonowner occupied (before fair value adjustment)	$2,933,552	100.0%	$2,761,920	100.0%

	June 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$145,860	44.5%	$123,541	35.4%
New York	60,025	18.3	43,263	12.4
Florida	67,751	20.7	128,547	36.8
Connecticut	-	-	-	-
All Other States	54,165	16.5	53,774	15.4
Total land (before fair value adjustment)	$327,801	100.0%	$349,125	100.0%

In addition, the following tables present further details with respect to our nonowner-occupied and owner-occupied borrower concentrations included in the commercial real estate segment.

	June 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$231,704	14.0%	$216,500	13.8%
Office	126,803	7.6	130,646	8.3
Warehouse/Industrial	432,826	26.1	395,830	25.2
Mixed Use	152,881	9.2	134,113	8.5
Other	715,446	43.1	695,069	44.2
Total owner-occupied (before fair value adjustment)	$1,659,660	100.0%	$1,572,158	100.0%

	June 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$867,936	29.6%	$848,400	30.7%
Office	663,074	22.6	672,744	24.4
Warehouse/Industrial	279,123	9.5	273,866	9.9
Mixed Use	295,793	10.1	250,588	9.1
Other	827,626	28.2	716,322	25.9
Total nonowner-occupied (before fair value adjustment)	$2,933,552	100.0%	$2,761,920	100.0%

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

As of June 30, 2026, the Company’s ACL was $140.1 million, a decrease of $14.2 million from $154.3 million as of December 31, 2025. The $14.2 million decrease was primarily driven by recent charge-off activity—which reduced specific reserves previously established—alongside improvements in macroeconomic forecasts and continued favorable asset quality metrics, including historically low levels of delinquencies and criticized loans.

For the three and six months ended June 30, 2026, the provision for credit losses (including unfunded commitments) was $8.3 million and $13.5 million, respectively, down from $35.7 million and $39.2 million in the comparable 2025 periods. The provision in the prior-year periods was significantly elevated due to an initial $27.4 million provision recognized upon closing the FLIC merger in June 2025. Excluding the initial merger provision from the prior-year base, the provision for credit losses in both 2026 periods reflected net loan portfolio growth, charge-offs and specific reserves on individually evaluated loans, and updates to macroeconomic forecasts and qualitative factors.

Net charge-offs were $21.0 million and $27.7 million for the three and six months ended June 30, 2026, respectively, compared with $4.9 million and $8.3 million for the prior-year periods. The elevated net charge-off activity during the three and six months ended June 30, 2026 was primarily driven by a $13.8 million charge-off associated with a group of New York City multi-family loans secured by rent-stabilized properties.

The level of the allowance for the respective periods of 2026 and 2025 reflects the credit quality within the loan portfolio, expected loan maturity dates, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ACL as of June 30, 2026 is adequate to cover credit losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following tables for the periods indicated.

	Three Months Ended
	June 30, 2026
	PCD	Non-PCD	Total
	(dollars in thousands)

Balance as of March 31, 2026,	$37,447	$115,609	$153,056
Charge-offs:
Commercial	-	(2,295)	(2,295)
Commercial real estate	(4,503)	(14,726)	(19,229)
Residential real estate	-	(1)	(1)
Total charge-offs	(4,503)	(17,022)	(21,525)
Recoveries:
Commercial	-	505	505
Commercial real estate	-	13	13
Residential real estate	-	13	13
Total recoveries	-	531	531
Net charge-offs	(4,503)	(16,491)	(20,994)
Provision for credit losses for loans	1,085	7,002	8,087
Balance as of June 30, 2026	$34,029	$106,120	$140,149
Ratio of net charge-offs during the year to average loans receivable outstanding during the year	0.15%	0.56%	0.71%
Loans receivable			$11,869,034
ACL as a percentage of loans receivable			1.18%

	Six Months Ended
	June 30, 2026
	PCD	Non-PCD	Total
	(dollars in thousands)

Balance as of December 31, 2025,	$42,022	$112,283	$154,305
Charge-offs:
Commercial	-	(2,770)	(2,770)
Commercial real estate	(8,868)	(17,009)	(25,877)
Residential real estate	-	(1)	(1)
Total charge-offs	(8,868)	(19,780)	(28,648)
Recoveries:
Commercial	-	935	935
Commercial real estate	-	35	35
Residential real estate	-	28	28
Total recoveries	-	998	998
Net charge-offs	(8,868)	(18,782)	(27,650)
Provision for credit losses for loans	875	12,619	13,494
Balance as of June 30, 2026	$34,029	$106,120	$140,149
Ratio of net charge-offs during the year to average loans receivable outstanding during the year	0.15%	0.32%	0.47%
Loans receivable			$11,869,034
ACL as a percentage of loans receivable			1.18%

Three Months Ended
June 30,
2025
(dollars in thousands)

Average loans receivable	$9,121,442
Analysis of the ACL:
Balance - beginning of period	$82,403
Charge-offs:
Commercial	(3,011)
Commercial real estate	(2,027)
Consumer	(1)
Total charge-offs	(5,039)
Recoveries:
Commercial	23
Commercial real estate	90
Residential real estate	5
Total recoveries	118
Net recoveries (charge-offs)	(4,921)
Provision for credit losses – loans
Initial provision related to acquisition	27,307
Operating provision for credit losses	8,065
Nonaccretable credit marks	43,336
Balance - end of period	$156,190

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.22%
Loans receivable	$11,164,477
ACL as a percentage of loans receivable	1.40%

Six Months Ended
June 30,
2025
(dollars in thousands)

Average loans receivable	$8,667,619
Analysis of the ACL:
Balance - beginning of period	$82,685
Charge-offs:
Commercial	(3,011)
Commercial real estate	(5,582)
Consumer	(1)
Total charge-offs	(8,594)
Recoveries:
Commercial	178
Commercial real estate	90
Residential real estate	5
Total recoveries	273
Net charge-offs	(8,321)
Provision for credit losses – loans:
Initial provision related to acquisition	27,307
Operating provision for credit losses	11,183
Nonaccretable credit marks on PCD loans	43,336
Balance - end of period	$156,190

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.19%
Loans receivable	$11,164,477
ACL as a percentage of loans receivable	1.40%

Asset Quality

The Company actively manages credit risk and portfolio quality through stringent underwriting standards, routine credit reviews, and ongoing monitoring of delinquencies, risk ratings, and portfolio dynamics. Management prioritizes early identification of deteriorating credits, ensuring timely charge-offs based on realistic appraisals of cash flows and underlying collateral, while maintaining an adequate ACL.

As a matter of policy, loans are placed on nonaccrual status when principal or interest payments become 90 days past due, or earlier if full collection is deemed doubtful. Upon transfer to nonaccrual status, interest recognition ceases, and all previously accrued but uncollected interest is reversed against current-period interest income. Cash payments received on nonaccrual loans are generally applied to reduce principal. Loans may be restored to accrual status only when all delinquent amounts are brought current and future payments are reasonably assured. Well-secured loans in the process of collection may continue to accrue interest beyond 90 days past due, subject to management review.

Nonperforming assets include nonaccrual loans and other real estate owned ("OREO") (the Company had no OREO at the periods presented). Nonaccrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of uncollectible amounts of loans at the point they become past due 90 days.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Nonaccrual loans	$79,664	$45,915
OREO	-	-
Total nonperforming assets (1)	$79,664	$45,915

Loans 90 days or greater past due and still accruing	$1,192	$17,472

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.67%	0.40%
Nonperforming assets to total assets	0.55	0.33

The increase in nonaccrual loans was primarily driven by a group of New York City multi-family loans secured by rent-stabilized properties, which added $29.9 million (net of charge-offs) to nonaccruals during the three months ended June 30, 2026.

Purchased Credit-Deteriorated Loans

As of June 30, 2026, the Company's recorded investment in PCD loans totaled $193.4 million. PCD loans, or purchased credit deteriorated loans, are defined by the CECL standard as acquired financial loans that, at the time of acquisition, have experienced a more-than-insignificant deterioration in credit quality since their origination. The Company, with the assistance of independent third-party loan review experts, identified such deterioration by considering various factors. These factors included, but were not limited to, nonperforming status, payment history and delinquency, risk rating, debt service coverage ability, and rate repricing risk. The resulting PCD designated loans include multifamily loans, commercial real estate, commercial loans, and residential real estate.

Within the PCD loan portfolio as of June 30, 2026, there is a pool of rent-regulated loans amounting to $146.3 million. These loans are associated with multifamily properties located in the five boroughs of New York City, most of which are entirely or predominantly rent-regulated. This specific pool is subject to unique stressors, primarily due to the 2019 New York rent laws, which restricted rent increases while operating in an environment of escalating expenses, and certain proposed policies of the new mayoral administration of New York City, including a proposed rent freeze which has been adopted by the New York City Rent Guidelines Board.

Our determination of PCD classification and initial allowance involved significant judgment. Key assumptions included expected remaining life, default rates, recoveries, and economic scenarios. We continue to monitor roll‑off and performance of the PCD portfolio in our quarterly review process.

Investment Securities

As of June 30, 2026, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended June 30, 2026, average securities, on an amortized cost basis, increased by $339.1 million to $1.3 billion, or 9.5% of average total interest-earning assets, from $936.0 million, or 8.9% of average interest-earning assets, for the prior-year period. For the six months ended June 30, 2026, average securities, on an amortized cost basis increased by $449.6 million to approximately $1.3 billion, or 9.7% of average total interest-earning assets, from approximately $841.5 million, or 8.5% of average interest-earning assets, for the six months ended June 30, 2025.

As of June 30, 2026, net unrealized losses on available-for-sale securities, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $46.1 million as compared with net unrealized losses of $40.7 million as of December 31, 2025. The increase in net unrealized losses is predominantly attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an ACL is recognized in OCI, net of applicable taxes. The Company did not record an ACL for available-for-sale securities as of June 30, 2026.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2026 and December 31, 2025, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of June 30, 2026.

Based on our model, which was run as of June 30, 2026, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 5.63%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 3.27%. As of December 31, 2025, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 4.95% while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 3.06%.

Based on our model, which was run as of June 30, 2026, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would increase our net interest income by 0.87%, while a 100 basis-point instantaneous and parallel decrease in interest rates would decrease net interest income by 0.46%. As of December 31, 2025, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 0.32%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 1.04%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis-points and down 100 basis-points. The EVE is likely to be different as interest rates change. Our EVE as of June 30, 2026, would decrease by 8.38% with an instantaneous and parallel rate shock of up 200 basis-points, and increase by 1.32% with an instantaneous and parallel rate shock of down 100 basis-points. Our EVE as of December 31, 2025, would decrease by 7.12% with an instantaneous and parallel rate shock of up 200 basis-points, and increase by 0.28% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity was impacted by changes in overall market interest rates, updates to certain model assumptions, changes in short and intermediate-term fixed rate funding and by the deposit mix shift into noninterest-bearing deposits from listing and brokered certificates of deposit.

The following table illustrates the most recent results for EVE and one-year net interest income ("NII") sensitivity as of June 30, 2026.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,675,785	$(278,595)	(14.25)	300	$438,328	$(44,551)	(9.23)
+200	1,790,535	(163,845)	(8.38)	200	455,701	(27,178)	(5.63)
+100	1,903,894	(50,486)	(2.58)	100	471,749	(11,130)	(2.30)
0	1,954,380	-	-	0	482,879	-	-
-100	1,980,192	25,812	1.32	-100	498,657	15,778	3.27
-200	1,960,421	6,041	0.31	-200	516,339	33,460	6.93
-300	1,880,659	(73,721)	(3.77)	-300	531,250	48,371	10.02

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

As of June 30, 2026, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2026, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $870.9 million, which represented 6.0% of total assets and 7.0% of total deposits and borrowings, compared to $874.4 million as of December 31, 2025, which represented 6.2% of total assets and 7.2% of total deposits and borrowings. As of June 30, 2026, not included in the above liquid assets were securities with a market value of $92.3 million which were pledged to the FHLB and securities with a market value of $128.5 million which were pledged to the Federal Reserve Bank of New York, which supported aggregate unutilized borrowing capacity of $210.5 million and $223.3 million, respectively as of June 30, 2026 and December 31, 2025.

The Bank is a member of the FHLB of New York and, based on available qualified collateral as of June 30, 2026, had the ability to borrow $3.9 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $2.4 billion as of June 30, 2026. In addition, as of June 30, 2026, the Bank had in place borrowing capacity of $280.0 million through correspondent banks and other unsecured borrowing lines. As of June 30, 2026, the Bank had aggregate available and unused credit of approximately $4.7 billion, which represents the aforementioned facilities totaling $6.6 billion net of $1.9 billion in outstanding borrowings and letters of credit. As of June 30, 2026, outstanding commitments for the Bank to extend credit were approximately $1.6 billion.

Cash and cash equivalents totaled $362.3 million as of June 30, 2026, decreasing by $18.6 million from $380.9 million as of December 31, 2025. Operating activities provided $49.8 million in net cash. Investing activities used $353.6 million in net cash, a net increase in loans of $423.9 million and investment purchases of $101.6 million and were partially offset by investment maturities, calls and principal repayments of $166.2 million. Financing activities provided $285.2 million in net cash, primarily reflecting a net increase in deposits of $499.5 million and which was partially offset by net repayments of FHLB borrowings of $188.1 million.

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

To support clients with balances exceeding standard FDIC insurance limits, we utilize reciprocal deposit networks. This includes the IntraFi Network LLC for the placement of Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") accounts, as well as the recently launched partnership with the National Bank InterDeposit Company (“NBID”) network, operated by ModernFi. Through these networks, large-dollar deposits are placed into accounts at other participating banks in increments below the FDIC insurance limit to ensure full principal and interest coverage.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Quarter-to-Date Average June 30, 2026		Quarter-to-Date Average June 30, 2025
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$2,424,773	-%	$1,680,653	-%
Demand, interest-bearing & NOW	5,143,303	2.77	3,685,697	2.99
Savings	978,961	2.60	777,951	3.18
Time	2,992,440	3.72	2,662,411	4.01
Total average deposits	$11,539,477	2.42%	$8,806,712	2.74%

Average total deposits increased by $2.7 billion, or 31.0%, during the three months ended June 30, 2026 when compared to the prior-year period. The increase in total average deposits was due to a $1.5 billion increase in demand, interest-bearing and NOW deposits, a $0.7 billion increase in noninterest-bearing deposits, a $0.3 billion increase in time deposits and a $0.2 billion increase in savings deposits. Growth across all deposit categories was primarily driven by the merger with FLIC, which reflected a full quarter of combined operations in 2026 compared to only one month of activity in the prior-year period.

The increase in average time deposits of $0.3 billion during the three months ended June 30, 2026 was primarily due to a $0.4 billion increase in retail time deposits, partially offset by a $0.1 billion decrease in nonreciprocal brokered certificates of deposit. Average nonreciprocal brokered certificates of deposit included in total time deposits were $0.9 billion for both the three months ended June 30, 2026 and the prior-year period.

Average aggregate demand deposits included $1.2 billion and $1.1 billion in ICS and ModernFi reciprocal deposits in the aggregate during the three months ended June 30, 2026 and June 30, 2025, respectively.

The deposit beta, the measurement of rate sensitivity in response to market changes, on nonreciprocal brokered certificates of deposit tends to be higher than that of ICS, ModernFi and CDARS reciprocal deposits. This is because nonreciprocal brokered funds are more directly correlated to prevailing market rates, whereas reciprocal deposits reflect deeper client relationships and a primary focus on FDIC insurance coverage rather than market-leading yields.

	Year-to-Date Average June 30, 2026		Year-to-Date Average June 30, 2025
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$2,404,938	-%	$1,494,223	-%
Demand, interest-bearing & NOW	5,063,057	2.71	3,459,775	2.98
Savings	996,666	2.56	717,704	3.20
Time	2,947,135	3.73	2,572,201	4.06
Total average deposits	$11,411,796	2.39%	$8,243,903	2.79%

Average total deposits increased by $3.2 billion, or 38.4%, during the six months ended June 30, 2026 when compared to the prior-year period. The increase in total average deposits was due to a $1.6 billion increase in demand, interest-bearing and NOW deposits, a $0.9 billion increase in noninterest-bearing deposits, a $0.4 billion increase in time deposits, and a $0.3 billion increase in savings deposits. Growth across all deposit categories was primarily attributable to operating the expanded branch network resulting from the FLIC merger for six full months in 2026 compared to only one month of FLIC activity in the prior-year period.

The increase in average time deposits of $0.4 billion during the three months ended June 30, 2026 was primarily due to a $0.4 billion increase in retail time deposits. Average nonreciprocal brokered certificates of deposit included in total time deposits were $0.8 billion for the six months ended June 30, 2026, compared to $0.9 billion for the prior-year period.

Average aggregate demand deposits included $1.2 billion and $1.0 billion in ICS and ModernFi reciprocal deposits during the six months ended June 30, 2026 and June 30, 2025, respectively.

The deposit beta, the measurement of rate sensitivity in response to market changes, on nonreciprocal brokered certificates of deposit tends to be higher than that of ICS, ModernFi and CDARS reciprocal deposits. This is because nonreciprocal brokered funds are more directly correlated to prevailing market rates, whereas reciprocal deposits reflect deeper client relationships and a primary focus on FDIC insurance coverage rather than market-leading yields.

The following table sets forth information related to the uninsured deposit balances of the Bank.

	June 30, 2026	December 31, 2025
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$11,952,689	$11,423,825
Estimated uninsured deposits	5,509,086	5,150,662

The Company, on a consolidated basis:
Total deposits	$11,740,363	$11,240,615
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	5,157,723	4,860,186

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	June 30, 2026		December 31, 2025
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$2,512,964	21.4%	$2,420,397	21.5%
Demand, interest-bearing & NOW	5,350,032	45.6	4,992,696	44.4
Savings	949,437	8.1	1,030,645	9.2
Time	2,927,930	24.9	2,796,877	24.9
Total deposits	$11,740,363	100.0%	$11,240,615	100.0%

Total deposits increased by $0.5 billion, or 4.4%, when compared to December 31, 2025. The increase in total deposits was primarily due to a $0.4 billion increase in demand, interest-bearing and NOW deposits, a $0.1 billion increase in time deposits and a $0.1 billion increase in noninterest bearing deposits, partially offset by a $0.1 billion decrease in savings deposits.

Aggregate demand deposits included $1.3 billion in ICS and ModernFi reciprocal deposits as of June 30, 2026 and $1.2 billion as of December 31, 2025.

Included in time deposits were nonreciprocal brokered certificates of deposit of $0.8 billion as of June 30, 2026 and $0.7 billion as of December 31, 2025.

As of June 30, 2026, we held $1.1 billion of time deposits with balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of June 30, 2026:

June 30, 2026
(dollars in thousands)
3 months or less	$376,486
Over 3 to 6 months	380,635
Over 6 to 12 months	254,768
Over 12 months	43,811
Total	$1,055,700

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Parent Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures' floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of June 30, 2026 was 6.78%.

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

Stockholders’ Equity

The Company’s stockholders’ equity increased by $53.2 million when compared to December 31, 2025. The increase in total stockholders’ equity was primarily due to an increase in retained earnings of $57.6 million, partially offset by an increase in accumulated other comprehensive loss of $3.0 million. As of June 30, 2026, the Company’s tangible common equity ratio and tangible book value per share were 8.78% and $24.66, respectively, compared to 8.62% and $23.52, respectively, as of December 31, 2025. Total goodwill and other intangible assets were $274.5 million as of June 30, 2026, and $280.2 million as of December 31, 2025.

The following table reconciles common equity to tangible common equity and the tangible common equity ratio.

	June 30, 2026	December 31, 2025
	(dollars in thousands, except for per share data)
Stockholders' equity	$1,626,525	$1,573,340
Less: preferred stock	(110,927)	(110,927)
Common equity	$1,515,598	$1,462,413
Less: intangible assets	(274,468)	(280,158)
Tangible common stockholders’ equity	$1,241,130	$1,182,255

Total assets	$14,411,864	$14,002,700
Less: intangible assets	(274,468)	(280,158)
Tangible assets	$14,137,396	$13,722,542

Common stock outstanding at period end	50,319,832	50,271,854

Tangible common equity ratio (1)	8.78%	8.62%

Book value per common share	$30.12	$29.09
Less: intangible assets	5.45	5.57
Tangible book value per common share	$24.66	$23.52

(1)	Tangible common equity ratio is tangible common equity divided by tangible assets and is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2026 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026	(dollars in thousands)
Tier 1 leverage capital	$1,381,013	9.85%	$561,002	4.00%	N/A	N/A
CET I risk-based ratio	1,264,931	10.28	553,717	4.50	N/A	N/A
Tier 1 risk-based capital	1,381,013	11.22	738,289	6.00	N/A	N/A
Total risk-based capital	1,687,329	13.71	984,385	8.00	N/A	N/A

N/A - not applicable

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026			(dollars in thousands)
Tier 1 leverage capital	$1,514,576	10.81%	$560,626	4.00%	$700,783	5.00%
CET I risk-based ratio	1,514,576	12.31	553,654	4.50	799,722	6.50
Tier 1 risk-based capital	1,514,576	12.31	738,205	6.00	984,274	8.00
Total risk-based capital	1,623,811	13.20	984,274	8.00	1,230,342	10.00

As of June 30, 2026, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Capital Ratio which was 2.72 percentage points above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.70 percentage points above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended June 30, 2026, the Company did not repurchase any shares of common stock. As of June 30, 2026, shares remaining for repurchase under the program were 551,118.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: August 4, 2026		Date: August 4, 2026