Form 10-Q/A
period 2026-06-30
ConnectOne Bancorp, Inc.
filed 2026-08-18
CIK 712771

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	50,319,832 shares
(Title of Class)	(Outstanding as of August 4, 2026)

EXPLANATORY NOTE

ConnectOne Bancorp, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2026, which was originally filed with the Securities and Exchange Commission on August 4, 2026 (the "Original Filing").

This Amendment No. 1 is being filed solely to correct a clerical error on the cover page regarding the reported number of common shares outstanding as of August 4, 2026. On the cover page of the Original Filing, the Company inadvertently reported the number of issued shares (54,295,380) instead of the number of outstanding shares (50,319,832).

Except for the revision to the cover page described above, no other changes have been made to Part I or Part II of the Original Filing. This Amendment No. 1 does not modify, update, or restate any financial statements, notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, or other financial disclosures contained in the Original Filing, and does not reflect any events occurring after the original filing date of August 4, 2026.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed herewith as Exhibits 31.1 and 31.2.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: August 18, 2026		Date: August 18, 2026

5