Form 10-Q
period 2026-09-30
ConnectOne Bancorp, Inc.
filed 2026-10-30
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	50,268,879 shares
(Title of Class)	(Outstanding as of October 30, 2026)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except for share data)	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and due from banks	$50,643	$92,406
Interest-bearing deposits with banks	262,705	288,489
Cash and cash equivalents	313,348	380,895

Investment securities	1,323,789	1,250,938
Equity securities	21,947	19,287

Loans held-for-sale	678,880	391

Loans receivable	11,432,533	11,453,280
Less: Allowance for credit losses - loans	120,620	154,305
Net loans receivable	11,311,913	11,298,975

Investment in restricted stock, at cost	62,661	54,722
Bank premises and equipment, net	48,351	55,285
Accrued interest receivable	66,657	60,761
Bank owned life insurance	378,361	370,713
Right of use operating lease assets	30,228	29,603
Goodwill	220,235	220,235
Core deposit intangibles	51,387	59,923
Other assets	270,948	200,972
Total assets	$14,778,705	$14,002,700
LIABILITIES
Deposits:
Noninterest-bearing	$2,479,625	$2,420,397
Interest-bearing	9,298,717	8,820,218
Total deposits	11,778,342	11,240,615
Borrowings	1,072,398	903,489
Subordinated debentures, net	202,423	201,864
Operating lease liabilities	32,807	32,446
Other liabilities	94,135	50,946
Total liabilities	13,180,105	12,429,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value: $1,000 per share liquidation preference; Authorized 5,000,000 shares; issued 115,000 shares as of September 30, 2026 and as of December 31, 2025; outstanding 115,000 shares as of September 30, 2026 and as of December 31, 2025	110,927	110,927
Common stock, no par value: Authorized 100,000,000 shares; issued 54,294,427 shares as of September 30, 2026 and 54,157,402 shares as of December 31, 2025; outstanding 50,268,879 shares as of September 30, 2026 and 50,271,854 as of December 31, 2025	857,765	857,765
Additional paid-in capital	41,329	38,763
Retained earnings	751,575	673,897
Treasury stock, at cost: 4,025,548 shares as of September 30, 2026 and 3,885,548 shares as of December 31, 2025	(80,138)	(76,116)
Accumulated other comprehensive loss	(82,858)	(31,896)
Total stockholders’ equity	1,598,600	1,573,340
Total liabilities and stockholders’ equity	$14,778,705	$14,002,700

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$182,428	$165,937	$526,976	$413,604
Interest and dividends on investment securities:
Taxable	12,580	12,033	34,361	24,457
Tax-exempt	1,858	2,014	5,743	4,530
Dividends	843	1,081	2,725	2,758
Interest on federal funds sold and other short-term investments	2,432	6,644	7,640	13,179
Total interest income	200,141	187,709	577,445	458,528
Interest expense
Deposits	72,102	75,209	207,355	189,440
Borrowings	10,741	10,483	30,349	22,432
Total interest expense	82,843	85,692	237,704	211,872
Net interest income	117,298	102,017	339,741	246,656
Provision for credit losses	5,000	5,500	18,500	44,700
Net interest income after provision for credit losses	112,298	96,517	321,241	201,956
Noninterest income
Deposit, loan and other income	3,347	3,836	9,954	8,412
Defined benefit pension plan curtailment gain	-	3,501	-	3,501
Employee retention tax credit	-	6,608	-	6,608
Income on bank owned life insurance	4,136	2,931	10,104	6,602
Gains on sale of loans held-for-sale	1,203	859	3,220	1,372
(Loss) on sale of loans held-for-sale-CRE restructuring	(23,025)	-	(23,025)	-
(Losses) gains on equity securities	(159)	1,674	(28)	2,550
Total noninterest income	(14,498)	19,409	225	29,045
Noninterest expenses
Salaries and employee benefits	32,922	32,401	97,227	80,212
Occupancy and equipment	4,968	5,122	15,832	11,280
FDIC insurance	1,500	2,400	5,200	6,200
Professional and consulting	3,278	2,929	9,513	7,893
Marketing and advertising	951	771	3,038	2,206
Information technology and communications	5,277	5,243	15,914	14,639
Restructuring and exit charges	-	994	-	994
Merger expenses and restructuring charges	-	1,898	2,233	33,963
Bank owned life insurance restructuring charge	-	-	-	327
Amortization of core deposit intangibles	2,846	3,196	8,536	4,726
Other expenses	3,627	3,719	11,161	9,187
Total noninterest expenses	55,369	58,673	168,654	171,627
Income before income tax expense	42,431	57,253	152,812	59,374
Income tax expense	11,032	16,277	41,923	18,449
Net income	31,399	40,976	110,889	40,925
Preferred dividends	1,509	1,509	4,527	4,527
Net income available to common stockholders	$29,890	$39,467	$106,362	$36,398
Earnings per common share
Basic	$0.59	$0.79	$2.12	$0.83
Diluted	0.59	0.78	2.10	0.83

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$31,399	$40,976	$110,889	$40,925

Other comprehensive income (loss), net of tax:
Net unrealized holding (losses) gains on available-for-sale securities arising during the period	(49,703)	13,060	(55,130)	22,418
Net unrealized holding gains (losses) on cash flow hedges	1,693	(2,765)	4,168	(11,682)
Total other comprehensive (loss) income, net of tax	(48,010)	10,295	(50,962)	10,736
Total comprehensive (loss) income	$(16,611)	$51,271	$59,927	$51,661

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended September 30, 2026
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2026	$110,927	$857,765	$39,688	$731,500	$(78,507)	$(34,848)	$1,626,525
Net income	-	-	-	31,399	-	-	31,399
Other comprehensive loss, net of tax	-	-	-	-	-	(48,010)	(48,010)
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.195 per share)	-	-	-	(9,815)	-	-	(9,815)
Net forfeitures of restricted stock grants (953 shares)	-	-	-	-	-	-	-
Repurchase of stock (50,000 shares)	-	-	-	-	(1,631)	-	(1,631)
Stock-based compensation expense	-	-	1,641	-	-	-	1,641
Balance as of September 30, 2026	$110,927	$857,765	$41,329	$751,575	$(80,138)	$(82,858)	$1,598,600

	Three Months Ended September 30, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of June 30, 2025	$110,927	$857,765	$36,728	$614,532	$(76,116)	$(47,405)	$1,496,431
Net income	-	-	-	40,976	-	-	40,976
Other comprehensive income, net of tax	-	-	-	-	-	10,295	10,295
Cash dividends paid on preferred stock ($0.328125 per depositary share)	-	-	-	(1,509)	-	-	(1,509)
Cash dividends paid on common stock ($0.18 per share)	-	-	-	(9,055)	-	-	(9,055)
Net forfeitures of restricted stock grants (1,221 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (3,938 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(98)	-	-	-	(98)
Stock-based compensation expense	-	-	1,304	-	-	-	1,304
Balance as of September 30, 2025	$110,927	$857,765	$37,934	$644,944	$(76,116)	$(37,110)	$1,538,344

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended September 30, 2026
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2025	$110,927	$857,765	$38,763	$673,897	$(76,116)	$(31,896)	$1,573,340
Net income	-	-	-	110,889	-	-	110,889
Other comprehensive loss, net of tax	-	-	-	-	-	(50,962)	(50,962)
Cash dividends paid on preferred stock ($0.984375 per depositary share)	-	-	-	(4,527)	-	-	(4,527)
Cash dividends paid on common stock ($0.57 per share)	-	-	-	(28,684)	-	-	(28,684)
Restricted stock grants, net of forfeitures (71,484 shares)	-	-	-	-	-	-	-
Stock grants (1,528 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (42,849 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (21,164 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,936)	-	-	-	(1,936)
Repurchase of stock (140,000 shares)	-	-	-	-	(4,022)	-	(4,022)
Stock-based compensation	-	-	4,502	-	-	-	4,502
Balance as of September 30, 2026	$110,927	$857,765	$41,329	$751,575	$(80,138)	$(82,858)	$1,598,600

	Nine Months Ended September 30, 2025
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Equity
Balance as of December 31, 2024	$110,927	$586,946	$36,347	$631,446	$(76,116)	$(47,846)	$1,241,704
Net income	-	-	-	40,925	-	-	40,925
Other comprehensive income, net of tax	-	-	-	-	-	10,736	10,736
Cash dividends paid on preferred stock ($0.984375 per depositary share)	-	-	-	(4,527)	-	-	(4,527)
Cash dividends paid on common stock ($0.54 per share)	-	-	-	(22,900)	-	-	(22,900)
Restricted stock grants, net of forfeitures (71,768 shares)	-	-	-	-	-	-	-
Stock grants (1,328 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of deferred stock units earned (42,621 shares)	-	-	-	-	-	-	-
Net shares issued in satisfaction of performance units earned (19,577 shares)	-	-	-	-	-	-	-
Share redemption for tax withholdings on restricted stock units for The First of Long Island Corporation ("FLIC") (22,638 shares)	-	-	(507)	-	-	-	(507)
Share redemption for tax withholdings on performance units and deferred stock units earned	-	-	(1,725)	-	-	-	(1,725)
Stock issued in connection with FLIC merger (11,790,116 shares)	-	270,819	-	-	-	-	270,819
Stock-based compensation	-	-	3,819	-	-	-	3,819
Balance as of September 30, 2025	$110,927	$857,765	$37,934	$644,944	$(76,116)	$(37,110)	$1,538,344

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income	$110,889	$40,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,292	4,264
Provision for credit losses	18,500	44,700
Amortization of intangibles	8,536	4,726
Net accretion of loans	(28,510)	(13,955)
Amortization on deposits	337	880
Amortization on borrowings, net	11	17
Loss on bank owned life insurance policy exchange	-	327
Stock-based compensation expense	4,502	3,819
Loss (gain) on equity securities, net	28	(2,550)
Loss (gain) on sale of loans held-for-sale, net	19,805	(1,372)
Loans originated for resale	(33,762)	(21,352)
Proceeds from sale of loans held-for-sale	37,373	23,467
Net loss on disposition of premises and equipment	5	87
Increase in cash surrender value of bank owned life insurance	(9,039)	(6,602)
Accretion of discounts and amortization of premium on available-for-sale securities	(1,543)	(481)
Amortization of subordinated debentures issuance costs	559	459
Increase in accrued interest receivable	(5,896)	(1,196)
Net change in operating leases	(264)	910
Decrease (increase) in other assets	9,278	(20,981)
(Decrease) increase in other liabilities	(901)	2,606
Net cash provided by operating activities	135,200	58,698

Cash flows from investing activities
Available-for-sale securities
Purchases	(376,464)	(391,666)
Sales	-	277,477
Maturities, calls and principal repayments	226,331	102,982
Purchase of equity securities	(2,688)	(1,825)
Proceeds from equity securities sold	-	4,334
Net (purchases) redemptions of restricted investment in bank stocks	(7,939)	13,209
Net increase in loans	(704,753)	(102,041)
Proceeds from bank owned life insurance	-	278
Purchases of premises and equipment	(2,592)	(3,787)
Proceeds from disposition of premises and equipment	4,229	-
Investment in renewable energy tax credit	(6,030)	-
Cash acquired, net of cash consideration paid in acquisition	-	54,861
Net cash used in investing activities	(869,906)	(46,178)

Cash flows from financing activities
Net increase in deposits	537,390	297,154
Proceeds from issuance of subordinated debt	-	200,000
Redemption of subordinated debt	-	(75,000)
Payment of subordinated debt issuance costs	-	(3,726)
Proceeds from FHLB borrowings	2,550,003	790,000
Repayment of FHLB borrowings	(2,381,105)	(1,005,043)
Cash dividends on preferred stock	(4,527)	(4,527)
Cash dividends paid on common stock	(28,684)	(22,900)
Repurchase of treasury stock	(3,982)	-
Share redemption for tax withholdings on performance units and deferred stock units earned	(1,936)	(2,232)
Net cash provided by financing activities	667,159	173,726
Net change in cash and cash equivalents	(67,547)	186,246
Cash and cash equivalents at beginning of period	380,895	356,488
Cash and cash equivalents at end of period	$313,348	$542,734

(continued)

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$237,098	$201,801
Income taxes	27,061	36,173

Supplemental disclosures of noncash activities
Business Combination
Fair value of assets acquired	$-	$3,905,094
Fair value of liabilities assumed	-	3,641,505
Stock issued in connection with FLIC merger	-	270,819

Renewable Energy Tax Credit
Investment in renewable energy tax credit	$50,000	$-
Renewable energy tax credit commitment	43,970	-

Transfer of Loans
Transfer of loans from held-for-investment to held-for-sale	$701,905	$-

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its 55 other banking offices located in New Jersey, New York and Florida. On June 1, 2025, the Company completed its acquisition of The First of Long Island Corporation (“FLIC”), and The First National Bank of Long Island ("FNBLI"), FLIC’s wholly-owned subsidiary depository institution, was merged into the Bank. See Note 2.

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

The Company accounts for its defined benefit pension plans in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715-30. This standard requires that the funded status of defined benefit postretirement plans be recognized on the Company’s Consolidated Statements of Financial Condition and changes in the funded status be reflected in other comprehensive income (loss) ("OCI"). This standard also requires companies to measure the funded status of the plans as of the date of the company's fiscal year-end.

Use of Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods to conform to the current period presentation. The reclassifications had no material effect on net income or total stockholders' equity.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1b. Authoritative Accounting Guidance

Adoption of New Accounting Standards

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides an optional practical expedient that allows entities, when developing reasonable and supportable forecasts for estimating expected credit losses on current accounts receivable and current contract assets, to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. The Company adopted ASU 2025-05 on a prospective basis effective January 1, 2026. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”). ASU 2024-03 requires public entities to disclose, in the notes to the financial statements, disaggregated information about specified categories of expenses included in certain expense line items presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03, as clarified, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. For the Company, the new disclosures will first be required in its Annual Report on Form 10-K for the year ending December 31, 2027, and in its quarterly reports beginning in 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statement disclosures.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination

On June 1, 2025 (the “Acquisition Date”), the Company completed the acquisition of FLIC, the parent company of FNBLI, in accordance with the definitive Agreement and Plan of Merger dated as of September 4, 2024 (the “Merger Agreement”). Pursuant to the Merger Agreement, on the Acquisition Date, FLIC merged with and into the Company, with the Company continuing as the surviving corporation, and FNBLI merged with and into the Bank, with the Bank as the surviving bank (collectively, the “merger”). As part of this merger, the Company acquired 36 branch offices located in Nassau and Suffolk Counties of Long Island, and the boroughs of New York City.

Former FLIC shareholders received 0.5175 shares of the Company’s common stock for each share of FLIC common stock they held. Total transaction consideration was approximately $270.8 million, consisting primarily of 11,790,116 shares of the Company’s common stock valued at $22.97 per share. Additional information regarding the merger is included in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The acquisition of FLIC was accounted for as a business combination using the acquisition method of accounting. The post-closing measurement period ended on June 1, 2026, and the purchase price allocation is final. Measurement period adjustments, primarily related to the finalization of deferred tax assets and the Section 382 valuation allowance, increased goodwill by $4.6 million from the $7.2 million originally reported as June 30, 2025, resulting in total goodwill of $11.9 million. This goodwill is not amortizable or deductible for tax purposes. There were no adjustments to the purchase price allocation during the three and nine months ended September 30, 2026.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

                In connection with the acquisition, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the Acquisition Date are summarized in the following tables:

	As of	Measurement	As Adjusted
	June 1, 2025	Period Adjustments	June 1, 2025
	(dollars in thousands)

Total purchase price consideration	$270,828	$-	$270,828

Fair Value of Assets Acquired:
Cash and cash equivalents	54,869	-	54,869
Available-for-sale securities	596,702	-	596,702
Loans receivable, net	2,882,951	-	2,882,951
Restricted stock, at cost	24,276	-	24,276
Premises and equipment, net	45,895	-	45,895
Bank-owned life insurance	118,098	-	118,098
Pension plan assets	11,617	-	11,617
Core deposit intangible	63,206	-	63,206
Other assets	107,480	(4,624)	102,856
Total assets acquired	$3,905,094	$(4,624)	$3,900,470

Fair Value of Liabilities Assumed:
Deposits	3,251,147	-	3,251,147
Borrowings	360,405	-	360,405
Other liabilities	29,953	-	29,953
Total liabilities assumed	$3,641,505	$-	$3,641,505

Net assets acquired	$263,589	$(4,624)	$258,965

Goodwill recorded in acquisition	$7,239	$4,624	$11,863

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combination – (continued)

            The core deposit intangible of $63.2 million is being amortized over an estimated useful life of 10 years. Purchased credit deteriorated ("PCD") loans had an unpaid principal balance of $271.9 million and a fair value of $194.2 million at the Acquisition Date, with an allowance for credit losses of $43.3 million established through a gross-up of the amortized cost basis.

There were no material changes in acquisition-related contingencies during the three and nine months ended September 30, 2026.

No merger expenses and restructuring charges associated with the merger were recognized during the three months ended September 30, 2026, and such charges totaled $2.2 million for the nine months ended September 30, 2026. This compares to $1.9 million and $34.0 million for the three and nine months ended September 30, 2025, respectively. All such costs were expensed as incurred and are included in “Merger expenses and restructuring charges” in the Consolidated Statements of Income.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2026	2025	2026	2025
Net income available to common stockholders	$29,890	$39,467	$106,362	$36,398
Earnings allocated to participating securities	(67)	(88)	(227)	(87)
Income attributable to common stock	$29,823	$39,379	$106,135	$36,311

Weighted average common shares outstanding, including participating securities	50,307	50,273	50,281	43,628
Weighted average participating securities	(111)	(112)	(107)	(105)
Weighted average common shares outstanding	50,196	50,161	50,174	43,523
Incremental shares from assumed conversions of options, performance units and restricted shares	261	302	248	223
Weighted average common and equivalent shares outstanding	50,457	50,463	50,422	43,746

Earnings per common share:
Basic	$0.59	$0.79	$2.12	$0.83
Diluted	0.59	0.78	2.10	0.83

There were no anti-dilutive share equivalents for the three and nine months ended September 30, 2026 and 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

All of the Company’s investment securities were classified as available-for-sale as of  September 30, 2026 and  December 31, 2025. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) within stockholders’ equity. Fair value is determined using quoted market prices or, in instances of limited market activity, based on various assumptions. See Note 8 of the Notes to Consolidated Financial Statements for further discussion regarding the valuation of the Company’s investment securities.

The following tables present the amortized cost and estimated fair value of the Company’s portfolio of available-for-sale securities as of the dates indicated.

					Allowance
					for
		Gross	Gross		Investment
	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	Losses
	(dollars in thousands)
September 30, 2026
Available-for-sale securities:
Federal agency obligations	$320,151	$143	$(16,457)	$303,837	$-
Residential mortgage pass-through securities	871,749	-	(87,088)	784,661	-
Commercial mortgage pass-through securities	35,008	-	(5,629)	29,379	-
Obligations of U.S. states and political subdivisions	204,618	24	(26,346)	178,296	-
Corporate bonds and notes	26,250	-	(616)	25,634	-
Asset-backed securities	478	1	(1)	478	-
Other securities	1,504	-	-	1,504	-
Total available-for-sale securities	$1,459,758	$168	$(136,137)	$1,323,789	$-

December 31, 2025
Available-for-sale securities:
Federal agency obligations	$398,392	$2,467	$(9,669)	$391,190	$-
Residential mortgage pass-through securities	644,811	5,391	(43,058)	607,144	-
Commercial mortgage pass-through securities	30,124	-	(3,155)	26,969	-
Obligations of U.S. states and political subdivisions	221,545	5,385	(14,521)	212,409	-
Corporate bonds and notes	12,500	22	(3)	12,519	-
Asset-backed securities	528	-	(3)	525	-
Other securities	182	-	-	182	-
Total available-for-sale securities	$1,308,082	$13,265	$(70,409)	$1,250,938	$-

The Company did not have any securities classified as held-to-maturity at  September 30, 2026 and  December 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Investment securities with a carrying value of approximately $624.5 million and $771.2 million at  September 30, 2026 and  December 31, 2025, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law. As of  September 30, 2026 and  December 31, 2025, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents the amortized cost and fair value of available-for-sale securities by contractual maturity as of  September 30, 2026. Actual maturities can be expected to differ from contractual maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	September 30, 2026
	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Available-for-sale securities
Due in one year or less	$7,000	$6,980
Due after one year through five years	26,771	26,162
Due after five years through ten years	93,834	89,293
Due after ten years	423,892	385,810
Residential mortgage pass-through securities	871,749	784,661
Commercial mortgage pass-through securities	35,008	29,379
Other securities	1,504	1,504
Total available-for-sale securities	$1,459,758	$1,323,789

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, immediately following the merger with FLIC, the Company sold a significant portion of the available-for-sale securities acquired from FLIC for proceeds of $277.5 million, with no gross gains or losses realized upon sale.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The following tables set forth securities with unrealized losses at the dates indicated presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2026
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available-for-sale securities:
Federal agency obligations	$249,528	$(16,457)	$206,723	$(4,883)	$42,805	$(11,574)
Residential mortgage pass-through securities	784,661	(87,088)	514,760	(24,763)	269,901	(62,325)
Commercial mortgage pass-through securities	29,379	(5,629)	5,071	(394)	24,308	(5,235)
Obligations of U.S. states and political subdivisions	174,388	(26,346)	104,295	(5,870)	70,093	(20,476)
Corporate bonds and notes	23,634	(616)	23,634	(616)	-	-
Asset-backed securities	254	(1)	-	-	254	(1)
Total available-for-sale securities	$1,261,844	$(136,137)	$854,483	$(36,526)	$407,361	$(99,611)

	December 31, 2025
	Total		Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available-for-sale securities:
Federal agency obligations	$135,103	$(9,669)	$101,610	$(246)	$33,493	$(9,423)
Residential mortgage pass-through securities	331,799	(43,058)	5,547	(45)	326,252	(43,013)
Commercial mortgage pass-through securities	26,969	(3,155)	5,421	(96)	21,548	(3,059)
Obligations of U.S. states and political subdivisions	103,918	(14,521)	4,276	(20)	99,642	(14,501)
Corporate bonds and notes	1,997	(3)	1,997	(3)	-	-
Asset-backed securities	525	(3)	242	-	283	(3)
Total available-for-sale securities	$600,311	$(70,409)	$119,093	$(410)	$481,218	$(69,999)

The Company has elected to exclude accrued interest from the amortized cost of its available-for-sale securities. Accrued interest receivable for available-for-sale securities totaled $6.0 million and $5.2 million as of  September 30, 2026 and  December 31, 2025, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities and state and municipal securities have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an ACL is recognized in OCI, net of applicable taxes. The Company has not recognized an ACL for available-for-sale securities as of  September 30, 2026 and  December 31, 2025.

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

(unaudited)
Note 5. Renewable Energy Tax Credit Investment

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

As of  September 30, 2026, the balance sheet reflects the following:

●

Unfunded Capital Commitments: The Company's unfunded capital commitment liability was $44.0 million, included within Other Liabilities on the Consolidated Statements of Financial Condition, compared to $50.0 million at June 30, 2026. The $6.0 million decrease reflects capital contributions funded during the three months ended September 30, 2026. The remaining balance represents the Company's maximum legally binding obligation to fund future capital calls under the agreement. Capital contributions will be paid in tranches pursuant to capital calls issued as underlying project construction milestones and placed-in-service criteria are satisfied.

●

Investment Asset: The Company's equity investment asset was $50.0 million, included within Other Assets on the Consolidated Statements of Financial Condition, unchanged from June 30, 2026. The asset was recognized at the gross commitment amount at inception; capital contributions reduce the unfunded commitment liability and do not change the carrying amount of the investment.

During the three months ended September 30, 2026, the Company funded a capital call of $6.0 million. As of September 30, 2026, none of the underlying renewable energy assets had been placed in service. Accordingly, no tax credits, tax benefits, or proportional amortization expense were recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2026.

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

Derivatives Designated as Hedges

Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:

1) Cash flow hedges: changes in fair value are recognized as a component in OCI

2) Fair value hedges: changes in fair value are recognized concurrently in earnings

As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item. As of  September 30, 2026, the Bank was not utilizing fair value hedges.

Cash Flow Hedges

The Company has entered into eleven pay fixed-rate interest rate swaps, with a total notional amount of $625.0 million. These are designated as cash flow hedges of outstanding FHLB advances. We are required to pay fixed rates of interest ranging from 0.63% to 3.72% and receive variable rates of interest that reset quarterly based on the daily compounding secured overnight financing rate (“SOFR”). The swaps carry expiration dates ranging from  October 2026 to November 2028. The swaps are determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets (liabilities) with changes in fair value recorded in OCI. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The Company previously entered into two forward starting interest rate cap spread transactions, one with a total notional amount of $150.0 million, which became effective on October 1, 2022 and which matures in October of 2027 and one interest rate cap spread transaction, with a total notional amount of $75.0 million, which became effective in November 2022 and which matures in November of 2027. These are designated as cash flow hedges of brokered certificates of deposit, and the interest rate cap spread is indexed to a benchmark of fed funds with payment required on a monthly basis. The structure of these instruments is such that the Company entered into a total of $225.0 million in notional amount of sold interest rate cap agreements, in which we are required to pay the counterparty an incremental amount if the index rate exceeds a set cap rate. Simultaneously, the Company purchased a total of $225.0 million in notional amount of interest rate cap agreements in which we receive an incremental amount if the index rate is above a set cap rate. No payments are required if the index rate is at, or below, the cap rate on the sold or purchased interest rate cap agreements.

Net interest income recorded on these swap and interest rate cap transactions totaled approximately $2.4 million and $7.5 million during the three and nine months ended September 30, 2026, respectively, and $4.7 million and $13.3 million during the three and nine months ended September 30, 2025, respectively, and is recorded as a reduction of interest expense on FHLB advances or on brokered certificates of deposit.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Derivatives – (continued)

The following tables present the gross gains (losses) recorded in OCI and the Consolidated Statements of Income relating to the cash flow hedge derivative instruments for the periods indicated:

	Three Months Ended September 30, 2026
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$4,835	$(2,387)	$-

	Three Months Ended September 30, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$863	$(4,709)	$-

	Nine Months Ended September 30, 2026
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$13,479	$(7,451)	$-

	Nine Months Ended September 30, 2025
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of (gain) loss reclassified from OCI to interest expense	Amount of gain recognized in other noninterest income (Ineffective Portion)
	(dollars in thousands)
Interest rate contracts	$(2,930)	$(13,319)	$-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Derivatives - (continued)

The following table reflects the cash flow hedges included in the Consolidated Statements of Financial Condition as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
		(dollars in thousands)
Interest rate contracts	$1,075,000	$19,754	$1,150,000	$15,370

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

The following tables reflect the back-to-back swaps that are not designated as hedging instruments as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
		Notional	Fair Value	Fair Value
(dollars in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swaps with borrowers	3	$35,425	$-	$1,474
Interest rate swaps with offsetting counterparties	3	35,425	1,474	-

	December 31, 2025
		Notional	Fair Value	Fair Value
(dollars in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swaps with borrowers	3	$35,914	$229	$-
Interest rate swaps with offsetting counterparties	3	35,914	-	229

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Note 7. Loans and the Allowance for Credit Losses

Loans Receivable – The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred loan fees, as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Commercial	$1,656,916	$1,565,963
Commercial real estate	7,981,622	8,054,696
Commercial construction	585,707	623,902
Residential real estate	1,207,092	1,210,980
Consumer	4,306	2,017
Gross loans	11,435,643	11,457,558
Net deferred loan fees	(3,110)	(4,278)
Total loans receivable	$11,432,533	$11,453,280

As of  September 30, 2026 and  December 31, 2025, loans totaling approximately $9.3 billion and $8.2 billion, respectively, were pledged to secure borrowings from the FHLB of New York and the Federal Reserve Bank of New York.

Loans held-for-sale – The following table sets forth the composition of the Company's loans held-for-sale portfolio as of  September 30, 2026 and  December 31, 2025.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Commercial real estate	$678,880	$-
Residential	-	391
Total loans held-for-sale	$678,880	$391

Loans Receivable on Nonaccrual Status - The following tables present the carrying value of nonaccrual loans with an ACL and the carrying value of nonaccrual loans without an ACL as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	Nonaccrual loans with ACL	Nonaccrual loans without ACL	Total nonaccrual loans
	(dollars in thousands)
Commercial	$1,205	$10,007	$11,212
Commercial real estate	39,236	10,754	49,990
Residential real estate	474	2,654	3,128
Total	$40,915	$23,415	$64,330

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

Purchased Credit-Deteriorated Loans ("PCD") - PCD loans are defined as a loan or group of loans that have experienced more-than-insignificant credit deterioration since origination. The following table presents the recorded investment of those loans as of  September 30, 2026 and  December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial	$4,670	$5,398
Commercial real estate	64,447	213,770
Residential real estate	1,883	1,962
Total purchased credit-deteriorated loans	$71,000	$221,130

As of September 30, 2026, the loans in the above table included $28.1 million of loans secured by multifamily properties located in the five boroughs of New York City that are entirely or predominantly rent-stabilized. Rent-stabilized multifamily properties are subject to particular stressors, including the 2019 New York rent laws, which restricted rent increases in an environment of rising operating expenses. In addition, in June 2026, the New York City Rent Guidelines Board approved 0% rent adjustments for both one-year and two-year leases on rent-stabilized apartments commencing between October 1, 2026 and September 30, 2027.

Credit Quality Indicators - The Company continuously monitors the credit quality of its loans receivable. In addition to its internal monitoring, the Company utilizes the services of a third-party loan review firm to periodically validate the credit quality of its loans receivable on a sample basis. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have potential weaknesses that deserve management’s close attention, such as strained liquidity, slow pay, stale financial statements or other conditions. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or of the Company’s credit position at some future date. Assets are classified as “Substandard” if they are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets have a well-defined weakness or weaknesses that jeopardize repayment of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets are classified as “Doubtful” if they have all the weaknesses inherent in assets classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. The following table presents loans by origination, risk designation and gross charge-offs as of and during the nine months ended  September 30, 2026 (dollars in thousands):

	Term loans amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Gross Loans
Commercial
Pass	$160,874	$147,529	$171,861	$91,058	$206,615	$290,007	$548,845	$1,616,789
Special mention	-	-	-	3,007	738	245	43	4,033
Substandard	5,915	-	246	681	3,049	12,262	13,941	36,094
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$166,789	$147,529	$172,107	$94,746	$210,402	$302,514	$562,829	$1,656,916
YTD gross charge-offs	$-	$146	$39	$-	$12	$3,340	$756	$4,293

Commercial real estate
Pass	$1,177,062	$1,072,231	$335,532	$238,681	$1,264,055	$2,287,008	$1,429,162	$7,803,731
Special mention	-	-	-	-	28,444	36,200	17,642	82,286
Substandard	-	-	6,079	-	7,936	60,387	21,203	95,605
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$1,177,062	$1,072,231	$341,611	$238,681	$1,300,435	$2,383,595	$1,468,007	$7,981,622
YTD gross charge-offs	$-	$-	$5	$765	$16,382	$32,598	$-	$49,750

Commercial construction
Pass	$67,742	$145,346	$128,841	$18,948	$8,091	$19,877	$196,862	$585,707
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial construction	$67,742	$145,346	$128,841	$18,948	$8,091	$19,877	$196,862	$585,707
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass	$91,336	$24,813	$14,635	$27,725	$192,277	$490,210	$358,338	$1,199,334
Special mention	-	-	-	-	-	-	3,294	3,294
Substandard	-	-	-	547	-	2,847	1,070	4,464
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$91,336	$24,813	$14,635	$28,272	$192,277	$493,057	$362,702	$1,207,092
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$1	$1

Consumer
Pass	$4,126	$8	$6	$1	$-	$56	$109	$4,306
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer	$4,126	$8	$6	$1	$-	$56	$109	$4,306
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$1,501,140	$1,389,927	$650,875	$376,413	$1,671,038	$3,087,158	$2,533,316	$11,209,867
Special mention	-	-	-	3,007	29,182	36,445	20,979	89,613
Substandard	5,915	-	6,325	1,228	10,985	75,496	36,214	136,163
Doubtful	-	-	-	-	-	-	-	-
Grand total	$1,507,055	$1,389,927	$657,200	$380,648	$1,711,205	$3,199,099	$2,590,509	$11,435,643
YTD gross charge-offs	$-	$146	$44	$765	$16,394	$35,938	$757	$54,044

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Collateral Dependent Loans: The following tables present the amortized cost basis of collateral dependent loans by loan segment as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$5,033	$8,463	$13,496
Commercial real estate	113,845	-	113,845
Residential real estate	4,438	-	4,438
Total	$123,316	$8,463	$131,779

	December 31, 2025
	Real Estate	Other	Total
	(dollars in thousands)
Commercial	$6,948	$8,783	$15,731
Commercial real estate	242,125	-	242,125
Residential real estate	5,637	-	5,637
Total	$254,710	$8,783	$263,493

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Aging Analysis - The following tables present the aging of the amortized cost in past due loans as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$1,580	$640	$391	$11,212	$13,823	$1,643,093	$1,656,916
Commercial real estate	-	3,061	-	49,990	53,051	7,928,571	7,981,622
Commercial construction	-	-	-	-	-	585,707	585,707
Residential real estate	976	-	769	3,128	4,873	1,202,219	1,207,092
Consumer	7	-	-	-	7	4,299	4,306
Total	$2,563	$3,701	$1,160	$64,330	$71,754	$11,363,889	$11,435,643

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Gross Loans
	(dollars in thousands)
Commercial	$875	$539	$427	$13,039	$14,880	$1,551,083	$1,565,963
Commercial real estate	13,602	6,098	16,276	28,561	64,537	7,990,159	8,054,696
Commercial construction	-	-	-	-	-	623,902	623,902
Residential real estate	7,405	1,372	769	4,315	13,861	1,197,119	1,210,980
Consumer	-	-	-	-	-	2,017	2,017
Total	$21,882	$8,009	$17,472	$45,915	$93,278	$11,364,280	$11,457,558

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

	September 30, 2026
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$314	$5,450	$-	$-	$-	$5,764
Collectively evaluated	15,337	71,207	4,299	12,195	16	103,054
Acquired with deteriorated credit quality	839	10,849	-	114	-	11,802
Total	$16,490	$87,506	$4,299	$12,309	$16	$120,620

Gross loans
Individually analyzed	$10,321	$49,398	$-	$2,555	$-	$62,274
Collectively evaluated	1,641,925	7,867,777	585,707	1,202,654	4,306	11,302,369
Acquired with deteriorated credit quality	4,670	64,447	-	1,883	-	71,000
Total	$1,656,916	$7,981,622	$585,707	$1,207,092	$4,306	$11,435,643

	December 31, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Allowance for credit losses – loans
Individually analyzed	$314	$125	$-	$-	$-	$439
Collectively evaluated	15,392	79,046	5,303	12,084	18	111,843
Acquired with deteriorated credit quality	(348)	42,256	-	115	-	42,023
Total	$15,358	$121,427	$5,303	$12,199	$18	$154,305

Gross loans
Individually analyzed	$12,184	$28,354	$-	$3,675	$-	$44,213
Collectively evaluated	1,548,381	7,812,572	623,902	1,205,343	2,017	11,192,215
Acquired with deteriorated credit quality	5,398	213,770	-	1,962	-	221,130
Total	$1,565,963	$8,054,696	$623,902	$1,210,980	$2,017	$11,457,558

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2026 and  September 30, 2025 is summarized in the tables below.

	Three Months Ended September 30, 2026
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of June 30, 2026	$13,902	$110,218	$4,169	$11,840	$20	$140,149
Charge-offs:
Non-PCD Loans	(1,511)	(1,667)	-	-	-	(3,178)
PCD Loans	(12)	(22,206)	-	-	-	(22,218)
Recoveries	783	90	-	68	-	941
Provision for (reversal of) credit losses – loans:
Operating (reversal of) provision for credit losses	3,338	1,070	130	401	(4)	4,935
Provision for (reversal of) PCD allowance	(10)	1	-	-	-	(9)
Balance as of September 30, 2026	$16,490	$87,506	$4,299	$12,309	$16	$120,620

	Three Months Ended September 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of June 30, 2025	$20,961	$115,203	$5,422	$14,575	$29	$156,190
Charge-offs	(473)	(4,700)	-	-	-	(5,173)
Recoveries	22	-	-	15	-	37
Provision for (reversal of) credit losses – loans:						-
Initial provision related to acquisition	-	-	-	-	-	-
Operating provision for (reversal of) credit losses	(368)	5,892	492	(573)	2	5,445
Nonaccretable credit marks on PCD loans	-	-	-	-	-	-
Balance as of September 30, 2025	$20,142	$116,395	$5,914	$14,017	$31	$156,499

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

	Nine Months Ended September 30, 2026
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2025	$15,358	$121,427	$5,303	$12,199	$18	$154,305
Charge-offs:
Non-PCD Loans	(4,281)	(18,676)	-	(1)	-	(22,958)
PCD Loans	(12)	(31,074)	-	-	-	(31,086)
Recoveries	1,718	125	-	96	-	1,939
Provision for (reversal of) credit losses – loans:
Operating (reversal of) provision for credit losses	3,717	14,829	(1,004)	15	(2)	17,555
Provision for (reversal of) PCD allowance	(10)	875	-	-	-	865
Balance as of September 30, 2026	$16,490	$87,506	$4,299	$12,309	$16	$120,620

	Nine Months Ended September 30, 2025
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Total
	(dollars in thousands)
Balance as of December 31, 2024	$18,278	$54,777	$5,064	$4,561	$5	$82,685
Charge-offs	(3,484)	(10,282)	-	-	(1)	(13,767)
Recoveries	200	90	-	20	-	310
Provision for (reversal of) credit losses – loans:
Initial provision related to acquisition – loans	985	16,017	78	10,217	10	27,307
Operating provision for (reversal of) credit losses	3,198	13,537	772	(896)	17	16,628
Nonaccretable credit marks on PCD loans	965	42,256	-	115	-	43,336
Balance as of September 30, 2025	$20,142	$116,395	$5,914	$14,017	$31	$156,499

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026. The modification percentage represents the total loans modified during the three and nine months ended  September 30, 2026 as a percentage of the total gross loan balances as of  September 30, 2026.

	Three Months Ended
	Amortized Cost Basis
	Term Extension	Payment Deferral	Total	Gross Loans at September 30, 2026	Modification % (Modified Loans/Gross Loans)
	(dollars in thousands)

September 30, 2026
Commercial	$8,311	$-	$8,311	$1,656,916	0.50%
Commercial real estate	1,776	-	1,776	7,981,622	0.02
Commercial construction	-	-	-	585,707	-
Residential real estate	-	-	-	1,207,092	-
Consumer	-	-	-	4,306	-
Total	$10,087	$-	$10,087	$11,435,643	0.09%

	Nine Months Ended
	Amortized Cost Basis
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	Gross Loans at September 30, 2026	Modification % (Modified Loans/Gross Loans)
	(dollars in thousands)
September 30, 2026
Commercial	$9,811	$-	$594	$10,405	$1,656,916	0.63%
Commercial real estate	30,220	-	-	30,220	7,981,622	0.38
Commercial construction	-	-	-	-	585,707	-
Residential real estate	-	-	-	-	1,207,092	-
Consumer	-	-	-	-	4,306	-
Total	$40,031	$-	$594	$40,625	$11,435,643	0.36%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026.

	Three Months Ended
	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)

September 30, 2026
Commercial	66	-
Commercial real estate	60	-

	Nine Months Ended
	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction
September 30, 2026
Commercial	54	-	2.0%
Commercial real estate	23	-	-

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months through  September 30, 2026.

	Current	30-89 Days Past Due	90 Days or Greater Past Due
September 30, 2026
(dollars in thousands)
Commercial	$17,326	$-	$-
Commercial real estate	30,220	-	2,371
Total	$47,546	$-	$2,371

The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025. The modification percentage represents the total loans modified during the three and nine months ended  September 30, 2025 as a percentage of the total gross loan balances as of  September 30, 2025.

	Three Months Ended
	Amortized Cost Basis
	Term Extension	Payment Deferral	Total	Gross Loans at September 30, 2025	Modification % (Modified Loans/Gross Loans)
	(dollars in thousands)

September 30, 2025
Commercial	$-	$18,811	$18,811	$1,622,975	1.16%
Commercial real estate	-	-	-	7,721,070	-
Commercial construction	-	-	-	728,615	-
Residential real estate	-	-	-	1,233,305	-
Consumer	-	-	-	2,166	-
Total	$-	$18,811	$18,811	$11,308,131	0.17%

	Nine Months Ended
	Amortized Cost Basis
	Term Extension	Payment Deferral	Interest Rate Reduction	Total	Gross Loans at September 30, 2025	Modification % (Modified Loans/Gross Loans)
	(dollars in thousands)
September 30, 2025
Commercial	$6,500	$18,811	$-	$25,311	$1,622,975	1.56%
Commercial real estate	-	-	-	-	7,721,070	-
Commercial construction	8,419	-	-	8,419	728,615	1.16
Residential real estate	-	-	-	-	1,233,305	-
Consumer	-	-	-	-	2,166	-
Total	$14,919	$18,811	$-	$33,730	$11,308,131	0.30%

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025.

	Three Months Ended
	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)

September 30, 2025
Commercial	-	3

	Nine Months Ended
	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral (Months)	Weighted Average Interest Rate Reduction
September 30, 2025
Commercial	3	3	0.0%
Commercial construction	6	-	-

During the three and nine months ended September 30, 2026 and 2025, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There was one loan to a borrower experiencing financial difficulty that had a payment default, in the form of a partial charge-off, during the three and nine months ended September 30, 2026, and which was modified in the twelve months prior to that default. The loan was a $2.4 million multifamily loan modified in November 2025 through a term extension. As of September 30, 2026, the ACL included a $320 thousand specific reserve against this loan. There was one loan to a borrower experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2025 and which was modified in the twelve months prior to that default. The one loan was a $323 thousand commercial loan modified in October 2024 that went into forbearance, reducing the monthly payment amount by $6 thousand. At this time, the ACL includes a full reserve against this loan. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the ACL or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the ACL is adjusted accordingly.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Credit Losses – (continued)

Allowance for Credit Losses for Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments which was recorded in other liabilities. The provision is recorded within the provision for credit losses on the Company’s income statement. The following tables present a roll forward of the ACL for unfunded commitments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$3,114	$3,337
Provision for credit losses – unfunded commitments	74	55
Balance at end of period	$3,188	$3,392

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$3,108	$2,627
Provision for credit losses – unfunded commitments	80	765
Balance at end of period	$3,188	$3,392

Components of Provision for Credit Losses

The following tables summarize the provision for (reversal of) credit losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2026	2025
	(dollars in thousands)
Operating provision for credit losses	$4,935	$5,445
Provision for credit losses on PCD loans	(9)	-
Provision for credit losses - unfunded commitments	74	55
Provision for credit losses	$5,000	$5,500

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2025
	(dollars in thousands)
Operating provision for credit losses	$17,555	$16,628
Initial provision related to acquisition - loans	-	27,307
Provision for credit losses on PCD loans	865	-
Provision for credit losses - unfunded commitments	80	765
Provision for credit losses	$18,500	$44,700

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis as of  September 30, 2026 and  December 31, 2025:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of  September 30, 2026 and  December 31, 2025 are as follows:

		September 30, 2026
		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Recurring fair value measurements: Assets
Available-for-sale securities:
Federal agency obligations	$303,837	$-	$303,837	$-
Residential mortgage pass-through securities	784,661	-	784,661	-
Commercial mortgage pass-through securities	29,379	-	29,379	-
Obligations of U.S. states and political subdivisions	178,296	-	178,296	-
Corporate bonds and notes	25,634	-	25,634	-
Asset-backed securities	478	-	478	-
Other securities	1,504	1,504	-	-
Total available-for-sale securities	1,323,789	1,504	1,322,285	-

Equity securities	21,947	9,553	12,394	-
Derivatives	21,806	-	21,806	-
Total assets	$1,367,542	$11,057	$1,356,485	$-

Liabilities
Derivatives - interest rate contracts	2,052	-	2,052	-
Total liabilities	$2,052	$-	$2,052	$-

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

There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2026 and for the year ended  December 31, 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis as of  September 30, 2026 and  December 31, 2025.

Loans Held-for-Sale: Loans held-for-sale consist of residential mortgage and SBA loans originated and intended for sale in the secondary market and, when applicable, loans transferred from loans receivable that management intends to sell. Loans held-for-sale are carried at the lower of amortized cost or estimated fair value. For residential mortgage and SBA loans, fair value is determined by outstanding commitments from investors or quotes obtained directly from purchasing financial institutions (Level 2). Gains and losses on loan sales (sale proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination and recognized in noninterest income upon sale. As of September 30, 2026, loans held-for-sale totaled $678.9 million, consisting of multifamily commercial real estate loans transferred from loans receivable in connection with the Company’s balance sheet restructuring and repositioning. These loans were measured at fair value based on the negotiated sale price with the third-party purchaser (Level 3), which resulted in a $23.0 million lower of cost or fair value adjustment recorded in noninterest income. As of December 31, 2025, loans held-for-sale totaled $0.4 million, consisting entirely of residential mortgage loans.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements as of  September 30, 2026 and  December 31, 2025 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial real estate	$33,707	$-	$-	$33,707

Loans held-for-sale:
Commercial real estate	$678,880	$-	$-	$678,880

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans:	(dollars in thousands)
Commercial	$693	$-	$-	$693

Collateral dependent loans – Collateral dependent loans that required a nonrecurring fair value measurement as of  September 30, 2026 had a carrying amount of $39.2 million with a specific allowance for credit losses of $5.5 million, resulting in a fair value of $33.7 million. This compares to a carrying amount of $0.8 million, with a specific allowance for credit losses of $0.1 million as of  December 31, 2025.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured with Significant Unobservable Level 3 Inputs

Recurring basis

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and for the year ended  December 31, 2025:

(dollars in thousands)	Obligations of U.S. states and political subdivisions
Beginning balance, January 1, 2026	$6,512
Principal paydowns	(7,364)
Change in unrealized loss	852
Ending balance, September 30, 2026	$-

(dollars in thousands)	Obligations of U.S. states and political subdivisions
Beginning balance, January 1, 2025	$6,526
Principal paydowns	(314)
Changes in unrealized gain	300
Ending balance, December 31, 2025	$6,512

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured on a recurring basis. The Company held no Level 3 recurring assets at  September 30, 2026. Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements as of  December 31, 2025, is detailed below:

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Nonrecurring basis: The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a nonrecurring basis for the periods presented. The tables below provide quantitative information about significant unobservable inputs used in Level 3 fair value measurements of collateral dependent loans. Loans held-for-sale, which were also measured at fair value on a nonrecurring basis using Level 3 inputs as of September 30, 2026, are described following the tables.

September 30, 2026
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial real estate loans	$7,773	Appraisals of collateral value	Adjustment for comparable sales	-1% to -3.1% (-1.7%)

Commercial real estate loans	25,934	Income capitalization approach	Capitalization rate	8%
			Vacancy & collection loss rate	3%
Total commercial real estate loans	$33,707

December 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (weighted average)
Commercial loans	$693	Appraisals of collateral value	Adjustment for comparable sales	-5% to +15% (+8.1%)

As of September 30, 2026, loans held-for-sale consisted of multifamily commercial real estate loans with an unpaid principal balance of $753.7 million, which were carried at a fair value of $678.9 million. Fair value was based on the price negotiated with a single third-party purchaser for the specific pool of loans. Because the loans do not trade in an active market and the price is subject to adjustment under the terms of the transaction agreements, the measurement is classified as Level 3.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

As of September 30, 2026, the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of  September 30, 2026 and  December 31, 2025:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

September 30, 2026
Financial assets:
Cash and due from banks	$313,348	$313,348	$313,348	$-	$-
Available-for-sale securities:	1,323,789	1,323,789	1,504	1,322,285	-
Restricted investments in bank stocks	62,661	n/a	n/a	n/a	n/a
Equity securities	21,947	21,947	9,553	12,394	-
Net loans	11,311,913	10,995,978	-	-	10,995,978
Loans held-for-sale	678,880	678,880	-	-	678,880
Derivatives - interest rate contracts	21,806	21,806	-	21,806	-
Accrued interest receivable	66,657	66,657	-	6,005	60,652

Financial liabilities:
Noninterest-bearing deposits	2,479,625	2,479,625	2,479,625	-	-
Interest-bearing deposits	9,298,717	9,285,041	6,179,124	3,105,917	-
Borrowings	1,072,398	1,072,305	-	1,072,305	-
Subordinated debentures	202,423	206,817	-	206,817	-
Derivatives - interest rate contracts	2,052	2,052	-	2,052	-
Accrued interest payable	12,439	12,439	-	12,439	-

December 31, 2025
Financial assets:
Cash and due from banks	$380,895	$380,895	$380,895	$-	$-
Available-for-sale securities:	1,250,938	1,250,938	182	1,244,244	6,512
Restricted investment in bank stocks	54,722	n/a	n/a	n/a	n/a
Equity securities	19,287	19,287	10,073	9,214	-
Net loans	11,298,975	11,232,658	-	-	11,232,658
Derivatives - interest rate contracts	16,074	16,074	-	16,074	-
Accrued interest receivable	60,761	60,761	-	5,172	55,589

Financial liabilities:
Noninterest-bearing deposits	2,420,397	2,420,397	2,420,397	-	-
Interest-bearing deposits	8,820,218	8,816,234	6,023,341	2,792,893	-
Borrowings	903,489	902,908	-	902,908	-
Subordinated debentures	201,864	204,454	-	204,454	-
Derivatives - interest rate contracts	704	704	-	704	-
Accrued interest payable	12,740	12,740	-	12,740	-

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

The following table represents the reclassification out of accumulated other comprehensive income (loss) for the periods presented (dollars in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income on cash flow hedges	$2,387	$4,709	$7,451	$13,319	Borrowings and deposits expense
	(737)	(1,324)	(2,300)	(3,744)	Income tax expense
Total reclassification	$1,650	$3,385	$5,151	$9,575

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Comprehensive Income – (continued)

Accumulated other comprehensive income (loss) as of  September 30, 2026 and  December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Available-for-sale securities, net of tax	$(95,782)	$(40,652)
Cash flow hedge, net of tax	12,072	7,904
Defined benefit pension and post-retirement plans, net of tax	852	852
Total	$(82,858)	$(31,896)

Note 10. Stock-Based Compensation

On May 19, 2026, the Company’s stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”). Upon stockholder approval, the 2026 Plan replaced all prior equity incentive plans, and no further awards will be granted under any previous plans. The 2026 Plan authorized 1,500,000 shares of common stock for issuance, which may be granted in the form of stock options (qualified or non-qualified), restricted stock, restricted stock units, or performance units. The Company intends to issue all shares under the 2026 Plan from newly issued shares of common stock. As of September 30, 2026, the 2026 Plan was the Company’s only active equity plan, with 1,467,136 shares remaining available for future grant.

As of September 30, 2026 and December 31, 2025, the Company had no outstanding stock options. Restricted stock and deferred stock units generally vest over a three-year period, with one-third vesting annually beginning one year after the grant date. These awards also provide for accelerated vesting upon a change in control. Grants to new employees and board members may feature shorter vesting schedules. Performance units typically feature a three-year cliff vesting or accelerate upon a change of control. The Company accounts for forfeitures as they occur by reversing previously recognized compensation expense. Restricted stock grants carry the same dividend and voting rights as common stock, while options, performance units, and deferred stock units do not.

All awards are issued at the fair value of the underlying shares on the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant, ratably, over the vesting or measurement period. Forfeiture rates are not estimated but are recorded as incurred. Stock-based compensation expense for the nine months ended  September 30, 2026 and  September 30, 2025 was $4.5 million and $3.8 million, respectively.

Activity in the Company’s restricted stock for the nine months ended September 30, 2026 was as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	110,349	$20.25
Granted	81,291	27.64
Vested	(71,573)	21.81
Forfeited/cancelled/expired	(8,279)	22.84
Nonvested as of September 30, 2026	111,788	$24.43

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Stock-Based Compensation – (continued)

As of  September 30, 2026, there was approximately $1.9 million of total unrecognized compensation cost related to nonvested restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Units (expected)	Units (maximum)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2025	216,151		$20.87
Awarded	85,482		26.27
Change in estimate	6,513		17.93
Vested shares	(45,746)		17.93
Forfeited/cancelled/expired	(12,954)		21.36
Unearned as of September 30, 2026	249,446	382,501	$23.16

As of  September 30, 2026, the specific number of shares related to performance units that were expected to vest was 249,446, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. As of  September 30, 2026, the maximum number of performance units that ultimately could vest if performance targets were exceeded is 382,501. During the nine months ended September 30, 2026, 45,746 shares vested. A total of 24,582 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of performance units during the nine months ended  September 30, 2026 were 21,164 shares. As of  September 30, 2026, compensation cost of approximately $2.7 million related to non-vested performance units not yet recognized is expected to be recognized over a weighted average period of 1.9 years.

A summary of the status of unearned deferred stock units and the changes in deferred stock units during the period is presented in the table below:

	Units (expected)	Weighted Average Grant Date Fair Value
Unearned as of December 31, 2025	170,482	$21.50
Awarded	111,561	26.15
Vested shares	(92,170)	20.07
Forfeited/cancelled/expired	(6,389)	22.21
Unearned as of September 30, 2026	183,484	$25.02

Forfeitures are recognized as they occur as a reversal of previously recognized compensation expense. A portion of the shares that vest will be netted out to satisfy the tax obligations of the recipient. During the nine months ended September 30, 2026, 92,170 shares vested. A total of 49,321 shares were netted from the vested shares to satisfy employee tax obligations. The net shares issued from vesting of deferred stock units during the nine months ended September 30, 2026 were 42,849 shares. As of  September 30, 2026, compensation cost of approximately $2.3 million related to non-vested deferred stock units, not yet recognized, is expected to be recognized over a weighted average period of 1.6 years.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Components of Net Periodic Pension Cost

The Company maintains two frozen defined benefit pension plans; the Legacy CNOB Plan and the Legacy FLIC Plan, which were frozen on September 30, 2007 and September 30, 2025, respectively. The following tables set forth the net periodic pension cost of the Company’s pension plans for the periods indicated.

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2026	2025
Legacy CNOB Plan	(dollars in thousands)

Service cost	$-	$-
Interest cost	90	105	Deposit, loan and other income/Salaries and employee benefits
Expected return on plan assets	(238)	(230)	Deposit, loan and other income/Salaries and employee benefits
Total periodic pension income	$(148)	$(125)

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2026	2025
Legacy FLIC Plan	(dollars in thousands)
Service cost	$-	$486	Deposit, loan and other income
Interest cost	627	899	Deposit, loan and other income
Expected return on plan assets	(892)	(1,153)	Deposit, loan and other income
Net amortization	-	-	Deposit, loan and other income
Total periodic pension income	$(265)	$232

	Nine Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2026	2025
Legacy CNOB Plan	(dollars in thousands)

Service cost	$-	$-	Deposit, loan and other income/Salaries and employee benefits
Interest cost	270	316	Deposit, loan and other income/Salaries and employee benefits
Expected return on plan assets	(714)	(690)	Deposit, loan and other income/Salaries and employee benefits
Net amortization	-	-	Deposit, loan and other income/Salaries and employee benefits
Total periodic pension income	$(444)	$(374)

	Nine Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2026	2025
Legacy FLIC Plan	(dollars in thousands)
Service cost	$-	$486	Deposit, loan and other income
Interest cost	1,879	899	Deposit, loan and other income
Expected return on plan assets	(2,675)	(1,153)	Deposit, loan and other income
Net amortization	-	-	Deposit, loan and other income
Total periodic pension income	$(796)	$232

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Components of Net Periodic Pension Cost - (continued)

Contributions

 The Company did not contribute to the pension plans during the nine months ended September 30, 2026. The Company does not plan on contributing amounts to either Pension Trust for the remainder of 2026. Each trust is established to provide retirement and other benefits for eligible employees and their beneficiaries under each plan. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

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

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. Deposits

              Time Deposits

As of  September 30, 2026 and  December 31, 2025, the Company's total time deposits were $3.1 billion and $2.8 billion, respectively. Included in time deposits were nonreciprocal brokered certificates of deposit of approximately $0.8 billion and $0.7 billion as of  September 30, 2026 and  December 31, 2025, respectively. As of  September 30, 2026, the contractual maturities of these time deposits were as follows (dollars in thousands):

Remainder of 2026	$1,581,592
2027	1,428,217
2028	94,523
2029	11,531
2030	2,724
thereafter	1,466
Time deposits (before net discount)	3,120,053
Fair value discount	(460)
Time deposits (after net discount)	$3,119,593

The amount of time deposits with balances greater than or equal to $250,000 was $1.2 billion and $1.0 billion as of  September 30, 2026 and  December 31, 2025, respectively.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 13. FHLB Borrowings

The Company’s FHLB borrowings and weighted average interest rates are summarized below:

	September 30, 2026		December 31, 2025
	Amount	Rate	Amount	Rate
	(dollars in thousands)
By remaining period to maturity:
Less than 1 year	$1,072,000	4.14%	$878,050	3.96%
1 year through less than 2 years	200	2.85	226	2.85
2 years through less than 3 years	-	-	25,000	4.18
3 years through less than 4 years	-	-	-	-
4 years through 5 years	-	-	-	-
After 5 years	200	2.96	227	2.96
FHLB borrowings – gross	1,072,400	4.14%	903,503	3.97%
Fair value discount	(2)		(14)
Total FHLB borrowings	$1,072,398		$903,489

The FHLB borrowings are secured by pledges of certain collateral including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances bear fixed rates. As of  September 30, 2026, the Company’s total borrowing capacity with the FHLB was approximately $3.8 billion, based on collateral pledged under a blanket lien arrangement, consisting primarily of commercial mortgage loans and securities, net of required over-collateralization amounts. Of this capacity, approximately $1.1 billion was used for outstanding advances and approximately $1.3 billion was used for municipal letters of credit issued by the FHLB to secure public deposits. As a result, the Company had remaining borrowing capacity of approximately $1.4 billion with the FHLB as of  September 30, 2026.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 14. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted effective June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Therefore, effective for quarterly interest rate resets after  July 3, 2023 the subordinated debentures’ floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of  September 30, 2026 was 6.95%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements, as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II as of  September 30, 2026 and  December 31, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 15. Segment Reporting

Accounting policies for segments are the same as those described in Note 1a. Segment performance is evaluated using Consolidated Bank net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Consolidated Bank		Consolidated Bank
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(dollars in thousands)

Interest income	$200,141	$187,709	$577,445	$458,528
Noninterest income	(14,339)	17,880	236	26,494
Total segment income	$185,802	$205,589	$577,681	$485,022

Less:
Interest expense	78,505	79,778	224,698	201,299
Segment net interest income and noninterest income	107,297	125,811	352,983	283,723
Less:
Provision for credit losses	5,000	5,500	18,500	44,700
Salaries and employee benefits	32,922	32,401	97,227	80,212
Other segment items*	22,841	26,540	71,787	90,914
Income tax expense (benefit)	11,032	16,277	41,923	18,449
Segment consolidated net income (loss)	$35,502	$45,093	$123,546	$49,448

Other segment disclosures
Interest income	$200,141	$187,709	$577,445	$458,528
Interest expense	78,505	79,778	224,698	201,299
Depreciation	1,705	1,841	5,292	4,264
Amortization of core deposit intangibles	2,846	3,196	8,536	4,726
Other significant noncash items:
Provision for credit losses	5,000	5,500	18,500	44,700
Segment assets	14,766,626	14,013,611	14,766,626	14,013,611
Total expenses for segment assets	150,300	160,496	454,135	435,574

Reconciliation of assets
Total assets for segment	$14,766,626	$14,013,611	$14,766,626	$14,013,611
Other assets	12,079	9,974	12,079	9,974
Total consolidated assets	$14,778,705	$14,023,585	$14,778,705	$14,023,585

*Occupancy and equipment, Federal Deposit Insurance Corporation ("FDIC") insurance premium, professional and consulting fees, marketing and advertising, information technology and communications, merger expenses and restructuring charges, and other expenses.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 16. Subsequent Events

During the third quarter of 2026, the Company completed a strategic review of its balance sheet and identified a pool of loans to be sold with an unpaid principal balance of $753.7 million.  As previously announced, in October 2026 the Company entered into an agreement to sell this pool of non-relationship multifamily loans to a single third-party purchaser, subject to adjustment as provided for under the transaction agreements.

On October 29, 2026, the Company completed the sale of $690.2 million in unpaid principal balance of loans from the pool for a price of $621.7 million and concurrently recognized transaction costs associated with the sale, as previously disclosed, amounting to an estimated $7 to $8 million. The remaining $61.4 million in unpaid principal balance of loans transferred to loans held-for-sale were excluded from the sale as provided for under the transaction agreements and remain in loans held-for-sale at the lower of cost or fair value at $55.3 million.  No additional losses, other than those previously recognized or disclosed, resulted from completion of the sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2026 and December 31, 2025. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by, or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected or may be adversely affected by policy uncertainties, including regarding the impact of tariffs; (5) political developments, sovereign debt problems, wars or other hostilities such as the ongoing conflict between Ukraine and Russia and the United States and Iran, and instability in the Middle East, may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged or the business of our clients, such as changes affecting the owners of rent stabilized multi-family buildings in New York City; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated, and (11) the impact of health emergencies or natural disasters on our employees and operations, and those of our customers. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1a. of ConnectOne Bancorp’s Annual Report on Form 10-K as amended and updated in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Balance Sheet Restructuring and Repositioning

During the third quarter of 2026, the Company completed a strategic review of its balance sheet and identified a pool of non-relationship multifamily loans to be sold with an unpaid principal balance of $753.7 million. As a result, in October 2026 the Company entered into an agreement to sell this pool to a single third-party purchaser, subject to adjustment as provided for under the transaction agreements.

The loan pool was transferred to held-for-sale, at the lower of cost or fair value of $678.9 million as of September 30, 2026, resulting in a $23.0 million pretax loss on loans held-for-sale, recorded in noninterest income. This charge reflects the gross discount related to the sale price, substantially offset by both interest-rate and credit purchase accounting marks previously recorded on The First National Bank of Long Island-originated loans, as part of the merger with The First of Long Island Corporation. The recognized loss on the pool is attributed to increases in market interest rates since the loans were originated.  In connection with the transfer, the Company charged off $22.2 million of allowance for credit losses previously established on PCD loans in the pool; no additional provision for credit losses was required.

On October 29, 2026, the Company completed the sale of $690.2 million in unpaid principal balance of loans from the pool. Loans secured by New York City rent-stabilized properties represented approximately 61% of the pool, while approximately 31% of the pool was originated by the Bank and approximately 69% by FLIC. Loans with an unpaid principal balance of $61.4 million were excluded from the sale as provided for under the transaction agreements and remain in loans held-for-sale. The Company expects to recognize transaction costs of approximately $7 million to $8 million in the fourth quarter of 2026. The majority of the net proceeds is expected to be reinvested in government-guaranteed securities at yields similar to those of the loans sold, with the remainder used to pay down wholesale funding. The sale reduces the Company’s concentrations in CRE and New York City rent-stabilized loans and strengthens the Bank’s liquidity position. On a pro forma basis for the sale at September 30, 2026, the Bank’s regulatory CRE concentration ratio would decline to approximately 403%, from 444%. Exposure to New York City rent-stabilized loans would decline by 59% to approximately $271.0 million proforma at September 30, 2026 from approximately $656.4 million at June 30, 2026.

Operating Results Overview

Net income available to common stockholders for the three months ended September 30, 2026 was $29.9 million, compared to $39.5 million for the prior-year period. The Company’s diluted earnings per share was $0.59 for the three months ended September 30, 2026 compared with $0.78 for the prior-year period. Results for the third quarter of 2026 include a pretax loss of $23.0 million on the transfer of loans held-for-sale. The $9.6 million decrease in net income available to common stockholders and the $0.19 decrease in diluted earnings per share resulted mainly from a $33.9 million decrease in noninterest income, primarily reflecting the $23.0 million pretax loss on the transfer of loans held-for-sale described above. This was partially offset by a $15.3 million increase in net interest income, a $5.2 million decrease in income tax expense, a $3.3 million decrease in noninterest expenses and a $0.5 million decrease in the provision for credit losses. The decrease in noninterest income also reflects $10.1 million of non-recurring income recognized in the third quarter of 2025, consisting of $6.6 million in employee retention tax credit ("ERTC") and a $3.5 million defined benefit pension plan curtailment gain.

Net income available to common stockholders for the nine months ended September 30, 2026 was $106.4 million, compared to $36.4 million for the prior-year period. The Company’s diluted earnings per share were $2.10 for the nine months ended September 30, 2026 compared with $0.83 for the prior-year period. Results for the nine months ended September 30, 2026 include the $23.0 million pretax loss on the transfer of loans held-for-sale recognized in the third quarter of 2026. The $70.0 million increase in net income available to common stockholders and the $1.27 increase in diluted earnings per share resulted mainly from a $93.1 million increase in net interest income, a $26.2 million decrease in provision for credit losses and a $3.0 million decrease in noninterest expenses. This was partially offset by a $28.8 million decrease in noninterest income and a $23.5 million increase in income tax expense. The decrease in noninterest income was mainly attributable to the $23.0 million pretax loss described above. It also reflected $10.1 million of non-recurring income recognized in the third quarter of 2025, consisting of $6.6 million in employee retention tax credit ("ERTC") and a $3.5 million defined benefit pension plan curtailment gain.

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

Fully taxable equivalent net interest income for the three months ended September 30, 2026 was $118.5 million, an increase of $15.4 million, or 14.9%, from the prior-year period. The increase was due to a 33 basis-point widening of the net interest margin to 3.44% from 3.11%, and a 3.9% increase in average interest earning assets. The wider margin reflected a 15 basis-point increase in the yield on interest-earning assets and a 17 basis-point decrease in the average cost of deposits, including noninterest-bearing deposits.

Fully taxable equivalent net interest income for the nine months ended September 30, 2026 was $343.4 million, an increase of $93.8 million, or 37.6%, from prior-year period. The increase was due to a 38 basis-point widening of the net interest margin to 3.42% from 3.04%, and a 22.5% increase in average interest-earning assets. The margin also benefited from a 16 basis-point increase in the yield on interest-earning assets and a 31 basis-point decrease in the average costs of deposits, including noninterest-bearing deposits. The increase in average interest-earning assets mainly reflects the inclusion of FLIC’s results for the full nine months ended September 30, 2026, compared with approximately four months in the prior-year period following the completion of the merger on June 1, 2025.

The following tables present for the three and nine months ended September 30, 2026 and 2025, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2026			2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$1,387,589	$14,931	4.27%	$1,355,775	$14,581	4.27%
Total loans (2) (3) (4)	11,982,883	183,178	6.06	11,162,060	166,541	5.92
Federal funds sold and interest-bearing deposits with banks	262,118	2,432	3.68	605,344	6,644	4.35
Restricted investment in bank stocks	53,371	843	6.27	49,264	1,081	8.71
Total interest-earning assets	13,685,961	201,384	5.84	13,172,443	188,847	5.69
Noninterest-earning assets:
Allowance for credit losses	(142,006)			(159,157)
Other noninterest-earning assets	990,641			1,037,299
Total assets	$14,534,596			$14,050,585

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,920,335	27,603	3.75	$3,019,848	30,072	3.95
Other interest-bearing deposits	6,252,427	44,499	2.82	5,889,230	45,137	3.04
Total interest-bearing deposits	9,172,762	72,102	3.12	8,909,078	75,209	3.35

Borrowings	874,544	6,393	2.90	783,994	4,550	2.30
Subordinated debentures, net	202,300	4,337	8.51	263,511	5,917	8.91
Finance lease	769	11	5.68	1,068	16	5.94
Total interest-bearing liabilities	10,250,375	82,843	3.21	9,957,651	85,692	3.41

Noninterest-bearing demand deposits	2,510,843			2,486,993
Other liabilities	137,207			92,049
Total noninterest-bearing liabilities	2,648,050			2,579,042
Stockholders’ equity	1,636,171			1,513,892
Total liabilities and stockholders’ equity	$14,534,596			$14,050,585
Net interest income (tax-equivalent basis)		118,541			103,155
Net interest spread (5)			2.63%			2.28%
Net interest margin (6)			3.44%			3.11%
Tax-equivalent adjustment		(1,243)			(1,138)
Net interest income		$117,298			$102,017

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

	Nine Months Ended September 30,
	2026			2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate (7)	Balance	Expense	Rate (7)
	(dollars in thousands)
Interest-earning assets:			`
Securities (1) (2)	$1,323,594	$41,630	4.21%	$1,014,782	$30,191	3.98%
Total loans (2) (3) (4)	11,780,472	529,067	6.00	9,508,440	415,289	5.84
Federal funds sold and interest-bearing with banks	278,733	7,640	3.66	402,091	13,179	4.38
Restricted investment in bank stocks	51,979	2,725	7.01	44,396	2,758	8.31
Total interest-earning assets	13,434,778	581,062	5.78	10,969,709	461,417	5.62
Noninterest-earning assets:
Allowance for credit losses	(150,583)			(114,013)
Other noninterest-earning assets	980,585			795,936
Total assets	$14,264,780			$11,651,632

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	2,938,104	82,092	3.74	$2,723,057	81,862	4.02
Other interest-bearing deposits	6,124,664	125,263	2.73	4,754,333	107,578	3.03
Total interest-bearing deposits	9,062,768	207,355	3.06	7,477,390	189,440	3.39

Borrowings	840,310	17,306	2.75	731,587	11,806	2.16
Subordinated debentures	202,115	13,006	8.60	172,106	10,576	8.22
Finance lease	844	37	5.86	1,139	50	5.87
Total interest-bearing liabilities	10,106,037	237,704	3.14	8,382,222	211,872	3.38

Demand deposits	2,440,628			1,828,783
Other liabilities	103,497			68,837
Total noninterest-bearing liabilities	2,544,125			1,897,620
Stockholders’ equity	1,614,618			1,371,790
Total liabilities and stockholders’ equity	$14,264,780			$11,651,632
Net interest income (tax-equivalent basis)		343,358			249,545
Net interest spread (5)			2.64%			2.24%
Net interest margin (6)			3.42%			3.04%
Tax-equivalent adjustment		(3,617)			(2,889)
Net interest income		$339,741			$246,656

(1)	Average balances are based on amortized cost and include equity securities.
(2)	Interest income is presented on a tax-equivalent basis using a 21% assumed tax rate.
(3)	Includes loan fee income and accretion of purchase accounting adjustments.
(4)	Total loans include loans held-for-sale and nonaccrual loans.
(5)	Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a tax-equivalent basis.
(6)	Represents net interest income on a tax-equivalent basis divided by average total interest-earning assets.
(7)	Rates are annualized.

Noninterest Income

Noninterest income was a net loss of $14.5 million for the three months ended September 30, 2026, compared with income of $19.4 million for the prior-year period. Noninterest income for the third quarter of 2026 included the $23.0 million pretax loss on the transfer of loans held-for-sale described above. Noninterest income for the third quarter of 2025 included $10.1 million of non-recurring income, consisting of $6.6 million in ERTC and a $3.5 million defined benefit pension plan curtailment gain. Excluding these items, noninterest income decreased $0.8 million from the prior-year period. The decrease was mainly due to a $1.8 million decrease in net gains on equity securities, which went from a net gain of $1.7 million to a net loss of $0.2 million, and a $0.5 million decrease in deposit, loan and other income. These were partially offset by a $1.2 million increase in BOLI income, driven by death benefits recorded in the third quarter of 2026, and a $0.3 million increase in net gains on sale of loans held-for-sale, primarily SBA loans.

Noninterest income totaled $0.2 million for the nine months ended September 30, 2026, compared with $29.0 million for prior-year-period. Noninterest income for the nine months ended 2026 included the aforementioned $23.0 million pretax restructuring charge and in 2025 the $10.1 million in non-recurring gains discussed above. Excluding these items noninterest income increased by $4.3 million compared to the prior-year period. The increase was primarily due to a $3.5 million increase in BOLI income, a $1.9 million increase in net gains on sale of loans held-for-sale, and a $1.5 million increase in deposit, loan and other income, partially offset by a decrease of $2.6 million in net gains on equity securities. Similarly, growth across these noninterest income categories was primarily attributable to operating the expanded franchise for the full nine-month period in 2026 compared to just four months of FLIC activity in the prior-year period.

Noninterest Expenses

Noninterest expenses totaled $55.4 million for the three months ended September 30, 2026, compared with $58.7 million for the prior-year period. Noninterest expenses for the third quarter of 2025 included $2.9 million in merger, restructuring and exit charges. Excluding these charges, noninterest expenses were $55.4 million for the third quarter of 2026, down $0.4 million from $55.8 million in the prior-year period. Key drivers of the decrease included a $0.9 million decrease in FDIC insurance expense, a $0.4 million decrease in amortization of core deposit intangibles, a $0.2 million decrease in occupancy and equipment expenses and a $0.1 million decrease in other expenses, partially offset by a $0.5 million increase in salaries and employee benefits, a $0.3 million increase in professional and consulting expenses and a $0.2 million increase in marketing and advertising expenses.

Noninterest expenses totaled $168.7 million for the nine months ended September 30, 2026, compared with $171.6 million for the prior-year period. Noninterest expenses for the nine months ended September 30, 2026 included $2.2 million in merger, restructuring and exit charges, compared with $35.3 million in merger, restructuring and exit charges, including a $0.3 million BOLI restructuring charge, in the prior-year period. Excluding these charges, noninterest expenses were $166.4 million for the nine months ended September 30, 2026, up $30.1 million from $136.3 million in the prior-year period. The increase was primarily driven by the inclusion of FLIC’s operations for the full nine months of 2026, compared with approximately four months in the prior-year period. Key drivers of the increase included a $17.0 million increase in salaries and employee benefits, a $4.6 million increase in occupancy and equipment expenses, a $3.8 million increase in amortization of core deposit intangibles, a $2.0 million increase in other expenses, a $1.6 million increase in professional and consulting expenses, a $1.3 million increase in information technology and communications expenses and a $0.8 million increase in marketing and advertising expenses, partially offset by a $1.0 million decrease in FDIC insurance expense.

The Company expects noninterest expenses in the fourth quarter of 2026 to increase from the third quarter of 2026, reflecting normal operating growth, as well as the transaction costs of approximately $7 million to $8 million related to the loan sale described above under “Balance Sheet Restructuring and Repositioning.”

Income Taxes

Income tax expense was $11.0 million for the three months ended September 30, 2026, compared with $16.3 million for the prior-year period. The effective tax rate was 26.0% for the third quarter of 2026, compared with 28.4% for the prior-year period. The decrease in income tax expense and the effective tax rate was primarily due to lower taxable income resulting from the loss on loans held-for-sale related to the balance sheet restructuring.

Income tax expense was $41.9 million for the nine months ended September 30, 2026, compared with $18.4 million for the prior-year period. The effective tax rate was 27.4% for the nine months ended September 30, 2026, compared with 31.1% for the prior-year period. The $23.5 million increase in income tax expense was primarily due to higher pretax income, which was $152.8 million compared with $59.4 million in the prior-year period. This was partially offset by the effect of the loss on loans held-for-sale related to the balance sheet restructuring. Income tax expense for the prior-year period included a $3.0 million estimated state tax liability resulting from intercompany dividends. Excluding that charge, the effective tax rate for the prior-year period was 26.0%.

On June 30, 2026, the Company entered into an agreement committing up to $50.0 million to a renewable energy tax equity fund. The investment is expected to generate economic returns as well as federal investment tax credits (“ITCs”) and other tax benefits, and is accounted for under the proportional amortization method (see Note 5). During the three months ended September 30, 2026, the Company funded a $6.0 million capital call, reducing its unfunded commitment to $44.0 million. As of September 30, 2026, none of the underlying renewable energy projects had been placed in service. As a result, no tax credits, tax benefits or proportional amortization were recognized in the Consolidated Statements of Income for the three or nine months ended September 30, 2026. The Company has incorporated the anticipated 2026 tax credits and net benefits from this investment into its estimated annual effective tax rate for 2026. The Company expects the underlying projects to be placed in service in tranches during the fourth quarter of 2026. Remaining capital contributions, tax credits and proportional amortization will be recognized as each tranche is placed in service.

Financial Condition

Loan Portfolio

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale and net deferred loan fees, by loan segment at the periods indicated.

	September 30, 2026		December 31, 2025		Amount Increase/
	Amount	Percent of Total	Amount	Percent of Total	(Decrease)
	(dollars in thousands)
Commercial	$1,656,916	14.5%	$1,565,963	13.7%	$90,953
Commercial real estate	7,981,622	69.8	8,054,696	70.3	(73,074)
Commercial construction	585,707	5.1	623,902	5.4	(38,195)
Residential real estate	1,207,092	10.6	1,210,980	10.6	(3,888)
Consumer	4,306	0.0	2,017	0.0	2,289
Gross loans	$11,435,643	100.0%	$11,457,558	100.0%	$(21,915)

As of September 30, 2026, gross loans totaled $11.4 billion, a decrease of $21.9 million, or 0.2%, compared to December 31, 2025. During the third quarter of 2026, in connection with the balance sheet restructuring and repositioning (see “Balance Sheet Restructuring and Repositioning” above), the Company transferred multifamily loans, included in commercial real estate, with an amortized cost of $701.9 million to loans held-for-sale. The transfer followed charge-offs of $22.2 million of allowance for credit losses on PCD loans in the pool. Excluding the transferred loans and related charge-offs, gross loans increased $702.2 million, or 6.1%, compared to December 31, 2025. The increase was primarily due to a $651.0 million increase in commercial real estate loans and a $91.0 million increase in commercial loans, partially offset by a $38.2 million decrease in commercial construction loans.

Loans held-for-sale totaled $678.9 million as of September 30, 2026, compared to $0.4 million as of December 31, 2025. The loans transferred to held-for-sale had an unpaid principal balance of $753.7 million, net of purchase accounting marks of $29.6 million and PCD charge-offs of $22.2 million. They are carried at the lower of cost or fair value, which resulted in a $23.0 million write-down recorded in noninterest income. Loans held-for-sale are excluded from the loan portfolio tables above and from the allowance for credit losses.

While the previous table reflects the classification of our loans by loan portfolio segment, the following table presents further disaggregation of our commercial real estate portfolio along with applicable weighted average loan-to-value ratios, typically determined at loan origination.

	September 30, 2026		December 31, 2025
	Balance	Loan-to-Value	Balance	Loan-to-Value
(dollars in thousands)
Commercial real estate loans
Multifamily	$3,061,501	59%	$3,477,302	58%
Nonowner-occupied	3,034,892	52	2,761,920	52
Owner-occupied	1,613,479	49	1,572,158	51
Land loans	327,871	38	349,125	42
Total commercial real estate loans (before fair value adjustment)	$8,037,743	54%	$8,160,505	54%
Fair value premium (discount)	(56,121)		(105,809)
Total commercial real estate loans	$7,981,622		$8,054,696

The decrease in multifamily loans, primarily in New York, reflects the transfer of multifamily loans with an unpaid principal balance of $753.7 million to loans held-for-sale during the third quarter of 2026 in connection with the balance sheet restructuring and repositioning.

The table above is further broken down in the following tables by geography:

	September 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Multifamily loans
New Jersey	$1,708,030	55.8%	$1,643,765	47.3%
New York	870,914	28.4	1,497,916	43.1
Florida	71,345	2.3	44,403	1.3
Connecticut	42,153	1.4	39,628	1.1
All Other States	369,059	12.1	251,590	7.2
Total multifamily loans (before fair value adjustment)	$3,061,501	100.0%	$3,477,302	100.0%

	September 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
New Jersey	$602,638	37.3%	$559,404	35.6%
New York	567,665	35.2	607,679	38.6
Florida	122,525	7.6	94,682	6.0
Connecticut	57,387	3.6	59,008	3.8
All Other States	263,264	16.3	251,385	16.0
Total owner-occupied (before fair value adjustment)	$1,613,479	100.0%	$1,572,158	100.0%

	September 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
New Jersey	$847,153	27.9%	$780,321	28.2%
New York	1,710,574	56.4	1,625,546	58.9
Florida	295,851	9.7	178,830	6.5
Connecticut	32,772	1.1	37,234	1.3
All Other States	148,542	4.9	139,989	5.1
Total nonowner occupied (before fair value adjustment)	$3,034,892	100.0%	$2,761,920	100.0%

	September 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Land loans
New Jersey	$137,230	41.8%	$123,541	35.4%
New York	68,148	20.8	43,263	12.4
Florida	68,083	20.8	128,547	36.8
Connecticut	-	-	-	-
All Other States	54,410	16.6	53,774	15.4
Total land (before fair value adjustment)	$327,871	100.0%	$349,125	100.0%

In addition, the following tables present further details with respect to our nonowner-occupied and owner-occupied borrower concentrations included in the commercial real estate segment.

	September 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Owner-occupied
Retail	$222,907	13.8%	$216,500	13.8%
Office	128,254	7.9	130,646	8.3
Warehouse/Industrial	431,703	26.8	395,830	25.2
Mixed Use	175,320	10.9	134,113	8.5
Other	655,295	40.6	695,069	44.2
Total owner-occupied (before fair value adjustment)	$1,613,479	100.0%	$1,572,158	100.0%

	September 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Nonowner-occupied
Retail	$889,543	29.3%	$848,400	30.7%
Office	680,910	22.4	672,744	24.4
Warehouse/Industrial	290,799	9.6	273,866	9.9
Mixed Use	294,859	9.7	250,588	9.1
Other	878,781	29.0	716,322	25.9
Total nonowner-occupied (before fair value adjustment)	$3,034,892	100.0%	$2,761,920	100.0%

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

As of September 30, 2026, the Company’s ACL was $120.6 million, a decrease of $33.7 million from $154.3 million as of December 31, 2025. The decrease was primarily due to a $30.2 million decrease in nonaccretable credit marks on PCD loans. That decrease mainly reflects the charge-off of $22.2 million of allowance on PCD loans transferred to loans held-for-sale in connection with the balance sheet restructuring and repositioning. These PCD charge-offs related to allowances established in connection with the FLIC merger and required no additional provision for credit losses. Excluding nonaccretable credit marks, the ACL decreased $3.5 million, to $108.8 million, as non-PCD net charge-offs exceeded the provision for credit losses on loans. The ACL represented 1.06% of loans receivable as of September 30, 2026, compared to 1.35% as of December 31, 2025.

The provision for credit losses, which includes a provision for unfunded commitments, was $5.0 million and $18.5 million for the three and nine months ended September 30, 2026, respectively, compared with $5.5 million and $44.7 million in the comparable prior-year periods. Included in the provision for credit losses for the nine months ended September 30, 2025 was $27.4 million in initial provision for credit losses related to the FLIC merger. In each of the 2026 periods, the provision for credit losses reflected charge-offs, specific reserves on individually evaluated loans, organic loan growth and changing macroeconomic forecasts and conditions.

Net charge-offs were $24.5 million and $52.1 million for the three and nine months ended September 30, 2026, respectively, compared with $5.1 million and $13.5 million for the prior-year periods. Net charge-offs for the three and nine months ended September 30, 2026 included $22.2 million of charge-offs on loans transferred to loans held-for-sale in connection with the balance sheet restructuring and repositioning. These were PCD loans for which an allowance had previously been established in connection with the FLIC merger, and the charge-offs required no additional provision for credit losses. Excluding these charge-offs, net charge-offs were $2.2 million and $29.9 million for the three and nine months ended September 30, 2026, respectively. Of the $29.9 million in charge-offs, $27.0 million related to New York City multifamily loans secured by rent-stabilized properties, primarily in the second quarter of 2026.

The level of the allowance for the respective periods of 2026 and 2025 reflects the credit quality within the loan portfolio, expected loan maturity dates, the changing composition of the commercial and residential real estate loan portfolios, including the transfer of multifamily loans to loans held-for-sale in the third quarter of 2026, and other related factors. In management’s view, the level of the ACL as of September 30, 2026 is adequate to cover expected credit losses over the contractual term of the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the ACL on loans are presented in the following tables for the periods indicated.

	Three Months Ended
	September 30, 2026
	PCD	Non-PCD	Total
	(dollars in thousands)

Balance as of June 30, 2026,	$34,029	$106,120	$140,149
Charge-offs:
Commercial	(12)	(1,511)	(1,523)
Commercial real estate	(22,206)	(1,667)	(23,873)
Residential real estate	-	-	-
Total charge-offs	(22,218)	(3,178)	(25,396)
Recoveries:
Commercial	-	783	783
Commercial real estate	-	90	90
Residential real estate	-	68	68
Total recoveries	-	941	941
Net charge-offs	(22,218)	(2,237)	(24,455)
Provision for credit losses for loans	(9)	4,935	4,926
Balance as of September 30, 2026	$11,802	$108,818	$120,620
Ratio of annualized net charge-offs during the period to average loans receivable outstanding during the period	0.74%	0.07%	0.81%
Loans receivable			$11,432,533
ACL as a percentage of loans receivable			1.06%

	Nine Months Ended
	September 30, 2026
	PCD	Non-PCD	Total
	(dollars in thousands)

Balance as of December 31, 2025,	$42,023	$112,282	$154,305
Charge-offs:
Commercial	(12)	(4,281)	(4,293)
Commercial real estate	(31,074)	(18,676)	(49,750)
Residential real estate	-	(1)	(1)
Total charge-offs	(31,086)	(22,958)	(54,044)
Recoveries:
Commercial	-	1,718	1,718
Commercial real estate	-	125	125
Residential real estate	-	96	96
Total recoveries	-	1,939	1,939
Net charge-offs	(31,086)	(21,019)	(52,105)
Provision for credit losses for loans	865	17,555	18,420
Balance as of September 30, 2026	$11,802	$108,818	$120,620
Ratio of annualized net charge-offs during the period to average loans receivable outstanding during the period	0.35%	0.23%	0.58%
Loans receivable			$11,432,533
ACL as a percentage of loans receivable			1.06%

Three Months Ended
September 30,
2025
(dollars in thousands)

Average loans receivable	$11,161,742
Analysis of the ACL:
Balance - beginning of period	$156,190
Charge-offs:
Commercial	(473)
Commercial real estate	(4,700)
Total charge-offs	(5,173)
Recoveries:
Commercial	22
Residential real estate	15
Total recoveries	37
Net recoveries (charge-offs)	(5,136)
Provision for credit losses – loans
Provision for credit losses	5,445
Balance - end of period	$156,499

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.18%
Loans receivable	$11,303,636
ACL as a percentage of loans receivable	1.38%

Nine Months Ended
September 30,
2025
(dollars in thousands)

Average loans receivable	$9,508,130
Analysis of the ACL:
Balance - beginning of period	$82,685
Charge-offs:
Commercial	(3,484)
Commercial real estate	(10,282)
Consumer	(1)
Total charge-offs	(13,767)
Recoveries:
Commercial	200
Commercial real estate	90
Residential real estate	20
Total recoveries	310
Net charge-offs	(13,457)
Provision for credit losses – loans:
Initial provision related to acquisition	27,307
Operating provision for credit losses	16,628
Nonaccretable credit marks on PCD loans	43,336
Balance - end of period	$156,499

Ratio of annualized net charge-offs during the period to average loans receivable during the period	0.19%
Loans receivable	$11,303,636
ACL as a percentage of loans receivable	1.38%

Asset Quality

The Company manages credit risk and portfolio quality through its underwriting standards, periodic credit reviews and ongoing monitoring of delinquencies, risk ratings and portfolio trends. Management seeks to identify deteriorating credits early and to recognize charge-offs on a timely basis, based on assessments of expected cash flows and the value of underlying collateral, while maintaining an adequate ACL.

                As a matter of policy, loans are generally placed on nonaccrual status when principal or interest payments become 90 days past due, unless the loan is both well-secured and in the process of collection. Loans may be placed on nonaccrual status earlier when management determines that collection of all principal and interest is not expected. When a loan is placed on nonaccrual status, interest recognition ceases and previously accrued but uncollected interest is reversed against interest income. Payments received on nonaccrual loans are generally applied to reduce principal. Loans are returned to accrual status when all delinquent amounts are brought current and the borrower has demonstrated sustained repayment performance, generally for a period of at least six months.

                Nonperforming assets consist of nonaccrual loans and other real estate owned (“OREO”). The Company had no OREO at the periods presented. Loans 90 days or greater past due and still accruing represent loans that are both well-secured and in the process of collection, as well as PCD loans, net of fair value marks, which accrete income based on the valuation at the date of acquisition. The Company considers charging off loans, or a portion thereof, at the time it deems it has exhausted all means of collection. Nonperforming assets exclude loans held-for-sale.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonperforming assets:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Nonaccrual loans	$64,330	$45,915
OREO	-	-
Total nonperforming assets (1)	$64,330	$45,915

Loans 90 days or greater past due and still accruing	$1,160	$17,472

(1)	Nonperforming assets are defined as nonaccrual loans and OREO.

Nonaccrual loans to total loans receivable	0.56%	0.40%
Nonperforming assets to total assets	0.44	0.33

Nonaccrual loans increased $18.4 million to $64.3 million as of September 30, 2026, from $45.9 million as of December 31, 2025. The increase was primarily driven by a group of New York City multifamily loans secured by rent-stabilized properties, which added $29.9 million (net of charge-offs) to nonaccrual loans during the second quarter of 2026 and remained on nonaccrual as of September 30, 2026. This increase was partially offset by work-out loan sales, charge-offs, payoffs and paydowns, net of other additions to nonaccrual loans. None of the loans transferred to loans held-for-sale were on nonaccrual status, and nonperforming assets exclude loans held-for-sale.

Purchased Credit-Deteriorated Loans

               As of September 30, 2026, the Company’s recorded investment in PCD loans totaled $71.0 million, compared to $193.4 million as of June 30, 2026. The decrease was primarily due to the transfer of PCD loans with an amortized cost of $120.4 million to loans held-for-sale during the third quarter of 2026, in connection with the balance sheet restructuring and repositioning described above. PCD loans are acquired loans that, at the time of acquisition, had experienced a more-than-insignificant deterioration in credit quality since origination. In identifying PCD loans at the time of the FLIC merger, the Company, with the assistance of independent third-party loan review experts, considered factors including nonperforming status, payment history and delinquency, risk rating, debt service coverage and rate repricing risk. The Company’s remaining PCD loans consist of multifamily, commercial real estate, commercial and residential real estate loans.

              As of September 30, 2026, PCD loans included $28.1 million of loans secured by multifamily properties located in the five boroughs of New York City that are entirely or predominantly rent-stabilized, compared to $146.3 million of such loans as of June 30, 2026. The decrease was primarily due to the transfer of PCD loans to loans held-for-sale described above. Rent-stabilized multifamily properties are subject to particular stressors, including the 2019 New York rent laws, which restricted rent increases in an environment of rising operating expenses. In addition, in June 2026, the New York City Rent Guidelines Board approved 0% rent adjustments for both one-year and two-year leases on rent-stabilized apartments commencing between October 1, 2026 and September 30, 2027. These factors may adversely affect the cash flows and values of these properties and, in turn, borrowers’ ability to service their loans. These conditions also affect certain non-PCD multifamily loans secured by rent-stabilized properties, including those placed on nonaccrual status during the second quarter of 2026.

             The determination of PCD classification and the related allowance at acquisition involved significant judgment, including assumptions about expected remaining life, default rates, recoveries and economic scenarios. The Company continues to monitor the performance of the remaining PCD portfolio as part of its quarterly credit review process.

Investment Securities

As of September 30, 2026, the principal components of the securities portfolio were federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, asset-backed securities and equity securities. For the three months ended September 30, 2026, average securities, on an amortized cost basis, increased by $31.8 million to $1.4 billion, or 10.1% of average total interest-earning assets, compared to $1.4 billion, or 10.3% of average interest-earning assets, for the prior-year period. For the nine months ended September 30, 2026, average securities, on an amortized cost basis increased by $308.8 million to approximately $1.3 billion, or 9.9% of average total interest-earning assets, from approximately $1.0 billion, or 9.3% of average interest-earning assets, for the nine months ended September 30, 2025.

As of September 30, 2026, net unrealized losses on available-for-sale securities, which are carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $95.8 million as compared with net unrealized losses of $40.7 million as of December 31, 2025. The increase in net unrealized losses is predominantly attributable to changes in market conditions and interest rates. Unrealized losses have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an ACL is recognized in OCI, net of applicable taxes. The Company did not record an ACL for available-for-sale securities as of September 30, 2026.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2026 and December 31, 2025, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and the Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates. The model also utilizes immediate and parallel shifts in market interest rates as of September 30, 2026.

Based on our model, which was run as of September 30, 2026, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 9.25%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 4.28%. As of December 31, 2025, we estimated that over the next one-year period a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 4.95% while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 3.06%.

Based on our model, which was run as of September 30, 2026, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would increase our net interest income by 5.15%, while a 100 basis-point instantaneous and parallel decrease in interest rates would decrease net interest income by 1.36%. As of December 31, 2025, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous and parallel increase in the general level of interest rates would decrease our net interest income by 0.32%, while a 100 basis-point instantaneous and parallel decrease in interest rates would increase net interest income by 1.04%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous and parallel rate shocks of up 200 basis-points and down 100 basis-points. The EVE is likely to be different as interest rates change. Our EVE as of September 30, 2026, would decrease by 10.33% with an instantaneous and parallel rate shock of up 200 basis-points, and increase by 2.40% with an instantaneous and parallel rate shock of down 100 basis-points. Our EVE as of December 31, 2025, would decrease by 7.12% with an instantaneous and parallel rate shock of up 200 basis-points, and increase by 0.28% with an instantaneous and parallel rate shock of down 100 basis-points.

The change in interest rate sensitivity from December 31, 2025 was primarily impacted by changes in overall market interest rates, growth in fixed-rate loans, an increase in short-term wholesale funding and updates to certain model assumptions. The September 30, 2026 results include the multifamily loans classified as held-for-sale, and do not reflect the subsequent sale of those loans or the planned reinvestment of the proceeds and repayment of wholesale funding.

The following table illustrates the most recent results for EVE and one-year net interest income ("NII") sensitivity as of September 30, 2026.

Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII
(basis points)	EVE	Amount	%	(basis points)	NII	Amount	%
+300	$1,743,078	$(345,896)	(16.56)	300	$394,443	$(67,425)	(14.60)
+200	1,873,224	(215,750)	(10.33)	200	419,139	(42,729)	(9.25)
+100	2,014,973	(74,001)	(3.54)	100	442,935	(18,933)	(4.10)
0	2,088,974	-	-	0	461,868	-	-
-100	2,139,007	50,033	2.40	-100	481,643	19,775	4.28
-200	2,148,472	59,498	2.85	-200	504,963	43,095	9.33
-300	2,106,027	17,053	0.82	-300	526,570	64,702	14.01

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

As of September 30, 2026, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2026, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $1.0 billion, which represented 6.9% of total assets and 7.9% of total deposits and borrowings, compared to $874.4 million as of December 31, 2025, which represented 6.2% of total assets and 7.2% of total deposits and borrowings. As of September 30, 2026, not included in the above liquid assets were securities with a market value of $84.7 million which were pledged to the FHLB and securities with a market value of $117.0 million which were pledged to the Federal Reserve Bank of New York, which supported aggregate unutilized borrowing capacity of $191.4 million and $223.3 million, respectively as of September 30, 2026 and December 31, 2025.

The Bank is a member of the FHLB of New York and, based on available qualified collateral as of September 30, 2026, had the ability to borrow $3.8 billion. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings based on pledged collateral and had the ability to borrow $2.9 billion as of September 30, 2026. In addition, as of September 30, 2026, the Bank had in place borrowing capacity of $280.0 million through correspondent banks and other unsecured borrowing lines. As of September 30, 2026, the Bank had aggregate available and unused credit of approximately $5.2 billion, which represents the aforementioned facilities totaling $7.0 billion net of $1.8 billion in outstanding borrowings and letters of credit. As of September 30, 2026, outstanding commitments for the Bank to extend credit were approximately $1.7 billion.

Cash and cash equivalents totaled $313.3 million as of September 30, 2026, decreasing by $67.6 million from $380.9 million as of December 31, 2025. Operating activities provided $135.2 million in net cash. Investing activities used $869.9 million in net cash, a net increase in loans of $704.8 million and investment purchases of $376.5 million and were partially offset by investment maturities, calls and principal repayments of $226.3 million. Financing activities provided $667.2 million in net cash, primarily reflecting a net increase in deposits of $537.4 million and FHLB net borrowings of $168.9 million.

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

To support clients with balances exceeding standard FDIC insurance limits, we utilize reciprocal deposit networks. This includes the IntraFi Network LLC for the placement of Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") accounts, as well as the National Bank InterDeposit Company (“NBID”) network, operated by ModernFi. Through these networks, large-dollar deposits are placed into accounts at other participating banks in increments below the FDIC insurance limit to ensure full principal and interest coverage.

The following table sets forth the average balances and weighted average rates of our deposits for the periods indicated.

	Quarter-to-Date Average September 30, 2026		Quarter-to-Date Average September 30, 2025
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$2,510,843	-%	$2,486,993	-%
Demand, interest-bearing & NOW	5,309,685	2.86	4,939,455	3.05
Savings	942,742	2.62	949,775	3.01
Time	2,920,335	3.75	3,019,848	3.95
Total average deposits	$11,683,605	2.45%	$11,396,071	2.62%

Average total deposits increased by $287.5 million, or 2.5%, during the three months ended September 30, 2026 when compared to the prior-year period. The increase was due to a $370.2 million increase in interest-bearing demand and NOW deposits and a $23.9 million increase in noninterest-bearing demand deposits, partially offset by a $99.5 million decrease in time deposits and a $7.0 million decrease in savings deposits. The average cost of total deposits, including noninterest-bearing deposits, decreased 17 basis points to 2.45% from 2.62%.

The decrease in average time deposits of $99.5 million during the three months ended September 30, 2026 was primarily due to a $245.5 million decrease in nonreciprocal brokered certificates of deposit and a $22.7 million decrease in listing service deposits, partially offset by a $167.6 million increase in retail time deposits and a $1.1 million increase in CDARS reciprocal deposits. Average nonreciprocal brokered certificates of deposit included in total time deposits were $706.6 million and $952.1 million during the three months ended September 30, 2026 and 2025, respectively.

Average demand deposits included $1.2 billion and $1.1 billion in ICS and ModernFi reciprocal deposits in the aggregate during the three months ended September 30, 2026 and 2025, respectively.

	Year-to-Date Average September 30, 2026		Year-to-Date Average September 30, 2025
	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand, noninterest-bearing	$ 2,440,628	-%	$1,828,783	-%
Demand, interest-bearing & NOW	5,146,170	2.76	3,958,422	3.01
Savings	978,494	2.58	795,911	3.12
Time	2,938,104	3.74	2,723,057	4.02
Total average deposits	$ 11,503,396	2.41%	$9,306,173	2.72%

Average total deposits increased $2.2 billion, or 23.6%, during the nine months ended September 30, 2026 when compared to the prior-year period. The increase was due to a $1.2 billion increase in interest-bearing demand and NOW deposits, a $611.8 million increase in noninterest-bearing demand deposits, a $215.0 million increase in time deposits and a $182.6 million increase in savings deposits. The increases primarily reflect the inclusion of FLIC’s deposits for the full nine months of 2026, compared with approximately four months in the prior-year period. The average cost of total deposits, including noninterest-bearing deposits, decreased 31 basis points to 2.41% from 2.72%.

The increase in average time deposits of $215.0 million during the nine months ended September 30, 2026 was primarily due to a $344.5 million increase in retail time deposits, partially offset by a $124.4 million decrease in nonreciprocal brokered certificates of deposit, a $4.7 million decrease in CDARS reciprocal deposits and a $0.4 million decrease in listing service deposits. Average nonreciprocal brokered certificates of deposit included in total time deposits were $793.4 million for the nine months ended September 30, 2026, compared to $917.8 million for the prior-year period.

Average aggregate demand deposits included $1.2 billion and $1.1 billion in ICS and ModernFi reciprocal deposits in the aggregate during the nine months ended September 30, 2026 and September 30, 2025, respectively.

The deposit beta, a measure of the sensitivity of deposit rates to changes in market interest rates, is generally higher for nonreciprocal brokered certificates of deposit than for ICS, ModernFi and CDARS reciprocal deposits. Nonreciprocal brokered deposits are more directly tied to prevailing market rates, while reciprocal deposits generally reflect client relationships in which FDIC insurance coverage, rather than yield, is the primary consideration.

The following table sets forth information related to the uninsured deposit balances of the Bank.

	September 30, 2026	December 31, 2025
	Balance	Balance
(dollars in thousands)
As stated in FFIEC 041-Consolidated Report of Condition, schedule RC-O:
Total Bank unconsolidated deposits (including affiliate and subsidiary accounts)	$12,012,239	$11,423,825
Estimated uninsured deposits	5,753,724	5,150,662

The Company, on a consolidated basis:
Total deposits	$11,778,342	$11,240,615
Estimated uninsured deposits (excluding affiliate and subsidiary accounts)	5,369,295	4,860,186

The following table sets forth the distribution of total actual deposit accounts, by account types for the periods indicated.

	September 30, 2026		December 31, 2025
	Amount	Percent of total	Amount	Percent of total
(dollars in thousands)
Demand, noninterest-bearing	$2,479,625	21.1%	$2,420,397	21.5%
Demand, interest-bearing & NOW	5,243,695	44.5	4,992,696	44.4
Savings	935,429	7.9	1,030,645	9.2
Time	3,119,593	26.5	2,796,877	24.9
Total deposits	$11,778,342	100.0%	$11,240,615	100.0%

Total deposits increased $537.7 million, or 4.8%, as of September 30, 2026, compared to December 31, 2025. The increase was due to a $322.7 million increase in time deposits, a $251.0 million increase in interest-bearing demand and NOW deposits and a $59.2 million increase in noninterest-bearing demand deposits, partially offset by a $95.2 million decrease in savings deposits.

Demand deposits included $1.3 billion and $1.2 billion in ICS and ModernFi reciprocal deposits in the aggregate as of September 30, 2026 and December 31, 2025, respectively.

Nonreciprocal brokered certificates of deposit included in total time deposits were $842.6 million and $723.4 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, we held $1.2 billion of time deposits with balances greater than $250,000. The following table provides information on the maturity distribution of the time deposits with balances greater than $250,000 as of September 30, 2026:

September 30, 2026
(dollars in thousands)
3 months or less	$616,474
Over 3 to 6 months	272,122
Over 6 to 12 months	257,494
Over 12 months	50,493
Total	$1,196,583

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Parent Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part prior to maturity. Upon the cessation of publication of LIBOR rates and pursuant to the Federal LIBOR Act and Federal Reserve regulations implementing the Act, the MMCapS capital securities converted as of June 30, 2023 to a new index based on CME Term SOFR, as defined in the LIBOR Act, plus a tenor spread adjustment, which is referred to as the Benchmark Replacement. Effective for quarterly interest rate resets after July 3, 2023 the subordinated debentures' floating rate will be three-month CME Term SOFR plus 2.85% plus a tenor spread adjustment of 0.26161%. The rate as of September 30, 2026 was 6.95%.

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

Stockholders’ Equity

The Company’s stockholders’ equity increased by $25.3 million when compared to December 31, 2025. The increase in total stockholders’ equity was primarily due to an increase in retained earnings of $77.7 million, partially offset by an increase in accumulated other comprehensive loss of $51.0 million. As of September 30, 2026, the Company’s tangible common equity ratio and tangible book value per share were 8.38% and  $24.19, respectively, compared to 8.62% and $23.52, respectively, as of December 31, 2025. Total goodwill and other intangible assets were $271.6 million as of September 30, 2026, and $280.2 million as of December 31, 2025.

In accordance with its terms, the dividend rate on the Company’s 5.25% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, reset on September 1, 2026, for the first five-year reset period. For each five-year reset period, the dividend rate equals the average of the yields to maturity on actively traded U.S. treasury securities, adjusted to constant maturity, for five-year maturities, for the five business days prior to and including the reset date, which is three business days prior to the reset date, appearing under the caption “Treasury Constant Maturities” in the most recently published statistical release designated H.15 Daily Update or any successor publication which is published by the Federal Reserve Board, plus 4.42%. As a result, the dividend rate reset from 5.25% to 8.81% per annum, effective for dividend periods beginning September 1, 2026, and will remain at that rate until the next reset date of September 1, 2031.

In October 2026, the Board of Directors declared the first quarterly dividend at the reset rate of $0.556620 per depositary share, or approximately $2.6 million, payable on December 1, 2026. Dividends on the Series A preferred stock are non-cumulative and are payable only when, as and if declared by the Board of Directors.

The following table reconciles common equity to tangible common equity and the tangible common equity ratio.

	September 30, 2026	December 31, 2025
	(dollars in thousands, except for per share data)
Stockholders' equity	$1,598,600	$1,573,340
Less: preferred stock	(110,927)	(110,927)
Common equity	$1,487,673	$1,462,413
Less: intangible assets	(271,622)	(280,158)
Tangible common stockholders’ equity	$1,216,051	$1,182,255

Total assets	$14,778,705	$14,002,700
Less: intangible assets	(271,622)	(280,158)
Tangible assets	$14,507,083	$13,722,542

Common stock outstanding at period end	50,268,879	50,271,854

Tangible common equity ratio (1)	8.38%	8.62%

Book value per common share	$29.59	$29.09
Less: intangible assets	5.40	5.57
Tangible book value per common share	$24.19	$23.52

(1)	Tangible common equity ratio is tangible common equity divided by tangible assets and is a non-GAAP measure.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2026 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution (for the Bank).

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026	(dollars in thousands)
Tier 1 leverage capital	$1,403,944	9.80%	$572,836	4.00%	N/A	N/A
CET I risk-based ratio	1,287,862	10.10	573,586	4.50	N/A	N/A
Tier 1 risk-based capital	1,403,944	11.01	764,781	6.00	N/A	N/A
Total risk-based capital	1,713,218	13.44	1,019,708	8.00	N/A	N/A

N/A - not applicable

			For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
The Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026			(dollars in thousands)
Tier 1 leverage capital	$1,543,064	10.78%	$572,437	4.00%	$715,546	5.00%
CET I risk-based ratio	1,543,064	12.11	573,522	4.50	828,420	6.50
Tier 1 risk-based capital	1,543,064	12.11	764,695	6.00	1,019,594	8.00
Total risk-based capital	1,655,070	12.99	1,019,594	8.00	1,274,492	10.00

As of September 30, 2026, both the Company and Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Risk Based Capital Ratio which was 2.51 percentage points above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Risk Based Capital Ratio which was 2.49 percentage points above the minimum buffer ratio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. During the quarter ended September 30, 2026, the Company repurchased 50,000 shares of common stock. As of September 30, 2026, shares remaining for repurchase under the program were 501,118.

	Shares Authorized	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	-	-	n/a	-	551,118
July 1, 2026 - July 31, 2026	-	10,000	32.59	10,000	541,118
August 1, 2026 - August 31, 2026	-	40,000	32.30	50,000	501,118
September 1, 2026 - September 30, 2026	-	-	-	50,000	501,118

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer

	Date: October 30, 2026		Date: October 30, 2026